Form 10QSB
period 2007-06-30
TRANSACT ENERGY CORP
filed 2007-08-13
CIK 1383394

OMB APPROVAL
UNITED STATES	OMB Number: 3235-0416
SECURITIES AND EXCHANGE COMMISSION	Expires: March 31, 2007
Washington, D.C. 20549	Estimated average burden
FORM 10-QSB	Hours per response: 182

(Mark One)

☒

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2007

☐

TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from ______________ to _____________

Commission file number 333-139746

Transact Energy Corp.

(Exact name of small business issuer as specified in its charter)

Nevada	98-0515445
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

1650-1188 West Georgia, Vancouver, BC, Canada V6E 4A2

 (Address of principal executive offices)

604-629-2461

(Issuer’s telephone number)

______________________________________________________________

(Former name, former address and former fiscal year, if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.                  Yes ☒     No ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 13b-2 of the Exchange Act).

Yes  ☐   No ☒

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY

PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Check whether the registrant filed all documents and reports required to be filed by Section 12, 13, or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court.          Yes ☐     No ☐

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:

9,400,000 shares of $.001 par value common stock issued and outstanding as of July 24, 2007

Transitional Small Business Disclosure Format (Check one):  Yes ☐    No ☒

SEC2334(9-05)

Persons who are to respond to the collection of information contained in this form are not required to respond unless the form displays a currently valid OMB control number.

FORM 10-QSB

Transact Energy Corp.

INDEX

		Page
PART I.	Financial Information

Item 1.  Unaudited Financial Statements June 30, 2007

Interim Balance Sheet

Interim Statements of Operations and Deficit

Interim Statements of Cash Flow

Notes to the Interim Financial Statements

Item 2.  Management’s Discussion and Analysis of Financial Condition or Plan of Operation

Item 3.  Controls and Procedures

		3 5 6 7 8 13 14
PART II.	Other Information Item 6. Exhibits and Reports on Form 8-K	14 14
	Signatures	15

(Inapplicable items have been omitted)

PART I- FINANCIAL INFORMATION

ITEM 1. Consolidated Financial Statements

In the opinion of management, the accompanying unaudited financial statements included in this Form 10-QSB reflect all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation of the results of operations for the periods presented.  The results of operations for the periods presented are not necessarily indicative of the results to be expected for the full year.

TRANSACT ENERGY CORP.

[A Development Stage Company]

INTERIM FINANCIAL STATEMENTS

JUNE 30, 2007

______________

(Unaudited)

TRANSACT ENERGY CORP.

 [A Development Stage Company]

(Unaudited)

CONTENTS

PAGE

—

Interim Balance Sheet

5

—

Interim Statements of Operations

6

—

Interim Statements of Cash Flows

7

—

Notes to Interim Financial Statements

8 - 12

TRANSACT ENERGY CORP.

[A Development Stage Company]

 INTERIM BALANCE SHEET

(Unaudited)

ASSETS

(Unaudited)
June 30,
2007
CURRENT ASSETS:
Cash	$30,133
Total Current Assets	30,133

INVESTMENT IN LEASE (NOTE 2)	12,051
OTHER ASSET:
Deferred stock offering costs	4,000
$46,184

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
Accounts payable	$13,545
Total Current Liabilities	13,545

STOCKHOLDERS' EQUITY:
Preferred stock, $.001 par value,
10,000,000 shares authorized,
no shares issued and outstanding	-
Common stock, $.001 par value,
100,000,000 shares authorized,
9,400,000 shares issued and
outstanding	9,400
Capital in excess of par value	44,100
Deficit accumulated during the
development stage	(20,861)
Total Stockholders' Equity	32,639
$46,184

The accompanying notes are an integral part of these financial statements.

TRANSACT ENERGY CORP.

[A Development Stage Company]

INTERIM STATEMENTS OF OPERATIONS

FOR THE SIX MONTH PERIOD ENDED JUNE 30,2007 AND 2006

(Unaudited)

	Cumulative
	from				From
	inception				Inception
	On March 15,	Three	Six	Three	on March 15,
	2006	months	Months	months	2006,
	Through	ended	ended	ended	Through
	June 30,	June 30,	June 30,	June 30,	June 30,
	2007	2007	2007	2006	2006

REVENUE	$-	$-	$-	$-	$-

EXPENSES:
General and administrative	20,861	6,321	8,680	281	281

Total Expenses	20,861	6,321	8,680	281	281

LOSS FROM OPERATIONS
BEFORE INCOME TAXES	(20,861)	(6,321)	(8,680)	(281)	(281)

CURRENT TAX EXPENSE	-	-	-	-	-

DEFERRED TAX EXPENSE	-	-	-	-	-

NET LOSS	$(20,861)	$(6,321)	$(8,680)	$(281)	$(281)

LOSS PER COMMON SHARE		$(.00)	$(.00)	$(.00)	$(.00)

The accompanying notes are an integral part of these financial statements.

TRANSACT ENERGY CORP.

[A Development Stage Company]

INTERIM STATEMENTS OF CASH FLOWS

FOR THE SIX MONTH PERIOD ENDED JUNE 30, 2007 AND 2006

(Unaudited)

	Cumulative
	from inception		From Inception
	On March 15,	Six months	on March 15,
	2006 through	ended	2006 through
	June 30,	June 30,	June 30,
	2007	2007	2006

Cash Flows From Operating Activities:
Net loss	$(20,861)	$(8,680)	$(281)
Adjustments to reconcile net loss to net cash
used by operating activities:
Change in assets and liabilities:
Increase in accounts payable	13,545	7,764	-

Net Cash (Used) by Operating Activities	(7,316)	(916)	(281)

Cash Flows From Investing Activities:
Acquisition of oil and gas leases	(12,051)	-	-

Net Cash (Used) by Investing Activities	(12,051)	-	-
Cash Flows From Financing Activities:
Share subscriptions received	-	-	3,375
Proceeds from common stock issuance	53,500	-	-
Stock offering costs	(4,000)	-	-

Net Cash Provided by Financing Activities	49,500	-	3,375

Net Increase (Decrease) in Cash	30,133	(916)	3,094

Cash at Beginning of Period	-	31,049	-
Cash at End of Period	$30,133	$30,133	$3,094

Supplemental Disclosures of Cash Flow Information:
Cash paid during the periods for:
Interest	$ -	$ -	$ -
Income taxes	$ -	$ -	$ -

Supplemental Schedule of Noncash Investing and Financing Activities:

For the periods ended June 30, 2007 and 2006:

None

The accompanying notes are an integral part of these financial statements.

TRANSACT ENERGY CORP.

[A Development Stage Company]

NOTES TO INTERIM FINANCIAL STATEMENTS

JUNE 30, 2007

(Unaudited)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization – Transact Energy Corp. (“the Company”) was organized under the laws of the State of Nevada on March 15, 2006. The Company plans to engage in the business of acquiring and selling oil and gas lease interests.  The Company has not generated significant revenues and is considered a development stage company as defined in Statement of Financial Accounting Standards No. 7.  The Company has, at the present time, not paid any dividends and any dividends that may be paid in the future will depend upon the financial requirements of the Company and other relevant factors.

Interim Condensed Financial Statements - The accompanying interim financial statements have been prepared by the Company without audit.  In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at June 30, 2007 and 2006 and for the periods then ended have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted.  It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s December 31, 2006 audited financial statements.  The results of operations for the periods ended June 30, 2007 and 2006 are not necessarily indicative of the operating results for the full year.

Cash and Cash Equivalents - The Company considers all highly liquid debt investments purchased with a maturity of three months or less to be cash equivalents.

Income Taxes - The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes.”  This statement requires an asset and liability approach for accounting for income taxes

[See Note 4].

Loss Per Share - The Company computes loss per share in accordance with Statement of Financial Accounting Standards No. 128, “Earnings Per Share,” which requires the Company to present basic and dilutive loss per share when the effect is dilutive [See Note 7].

Accounting Estimates - The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosures of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period.  Actual results could differ from those estimated by management.

TRANSACT ENERGY CORP.

[A Development Stage Company]

NOTES TO INTERIM FINANCIAL STATEMENTS

JUNE 30, 2007

(Unaudited)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES [Continued]

Recently Enacted Accounting Standards - Statement of Financial Accounting Standards (“SFAS”) No. 151, “Inventory Costs - an amendment of ARB No. 43, Chapter 4”, SFAS No. 152, “Accounting for Real Estate Time-Sharing Transactions - an amendment of FASB Statements No. 66 and 67”, SFAS No. 153, “Exchanges of Nonmonetary Assets - an amendment of APB Opinion No. 29”, SFAS No. 123 (revised 2004), “Share-Based Payment”, SFAS No. 154, “Accounting Changes and Error Corrections - a replacement of APB Opinion No. 20 and FASB Statement No. 3”, SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments – an amendment of FASB Statements No. 133 and 140”, SFAS No. 156, “Accounting for the Servicing of Financial Assets”, SFAS No. 157, “Fair Value Measurements”, and SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans – an amendment of FASB Statements No. 87, 88, 106, and 132(R)”, were recently issued.  SFAS No. 151, 152, 153, 123 (revised 2004), 154, 155, 156, 157 and 158 have no current applicability to the Company or their effect on the financial statements would not have been significant.

Investment in leases –   All costs such as bid fees and lease rental payments related to the acquisition of oil and gas  leases are deferred and amortized on a straight  line basis  over the term of the lease.

Foreign currency translation - Transactions in foreign currencies are translated into U.S. dollars using the exchange rate at each balance sheet date for assets and liabilities and the weighted average exchange rate for each period for revenues,expenses, gains and losses. Translation adjustments are recorded as a separate component of accumulated other comprehensive income (loss) when material and foreign currency transaction gains and losses are recorded in other income and expense.

Stock offering costs – Costs incurred in connection with stock offerings will be deferred and offset against the proceeds of the stock offering.  Costs incurred in connection with unsuccessful offerings will be expensed.

NOTE 2 - INVESTMENT IN LEASE

On September 7, 2006 the Company acquired a 100% interest in a Petroleum and Natural Gas Lease from the province of Alberta, Canada for $12,051 cash. The lease is for a 5 year term and calls for annual rental and royalty payments in accordance with the Mines and Mineral Act of Alberta.

TRANSACT ENERGY CORP.

[A Development Stage Company]

NOTES TO INTERIM FINANCIAL STATEMENTS

June 30, 2007

(Unaudited)

NOTE 3 - CAPITAL STOCK

Preferred Stock - The Company has authorized 10,000,000 shares of preferred stock, $.001 par value, with such rights, preferences and designations and to be issued in such series as determined by the Board of Directors.  No shares are issued and outstanding at June 30, 2007.

Common Stock – The Company has authorized 100,000,000 shares of common stock, $.001 par value, with such rights, preferences and designations and to be issued in such series as determined by the Board of Directors.

During April 2006, the Company issued 8,500,000 shares of its previously authorized, but unissued common stock.  Total proceeds from the sale of stock amounted to $8,500 (or $.001 per share).

During August 2006, the Company issued 900,000 shares of its previously authorized, but unissued common stock. Total proceeds from the sale of stock amounted to $45,000 (or $.05 per share).

NOTE 4 - INCOME TAXES

The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109 “Accounting for Income Taxes”.  SFAS No. 109 requires the Company to provide a net deferred tax asset/liability equal to the expected future tax benefit/expense of temporary reporting differences between book and tax accounting methods and any available operating loss or tax credit carryforwards.  The Company has available at June 30, 2007, an operating loss carryforward of approximately $20,861, which may be applied against future taxable income and which expires in various years through 2027.

The amount of and ultimate realization of the benefits from the operating loss carryforwards for income tax purposes is dependent, in part, upon the tax laws in effect, the future earnings of the Company, and other future events, the effects of which cannot be determined.  Because of the uncertainty surrounding the realization of the loss carryforwards, the Company has established a valuation allowance equal to the tax effect of the loss carryforwards and, therefore, no deferred tax asset has been recognized for the loss carryforwards.  The net deferred tax asset is approximately $4,172 as of June 30, 2007, with an offsetting valuation allowance of the same amount.

TRANSACT ENERGY CORP.

[A Development Stage Company]

NOTES TO INTERIM FINANCIAL STATEMENTS

JUNE 30, 2007

(Unaudited)

NOTE 5 - GOING CONCERN

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern.  However, the Company was only recently formed and has incurred losses since its inception. These factors raise substantial doubt about the ability of the Company to continue as a going concern.  In this regard, management is proposing to raise any necessary additional funds not provided by operations through loans and/or through additional sales of its common stock.  There is no assurance that the Company will be successful in raising this additional capital or in achieving profitable operations.  The financial statements do not include any adjustments that might result from the outcome of these uncertainties.

NOTE 6 - RELATED PARTY TRANSACTIONS

Management Compensation - The Company has not paid any compensation to its officers and directors, as the services provided by them to date have only been nominal.

Office Space - The Company has not had a need to rent office space.  A related company of a  officer/shareholder is allowing the Company to use an office as a mailing address, as needed, at no expense to the Company. To date the Company has reimbursed this company $2,574 for the use of telephone, fax and office equipment.

TRANSACT ENERGY CORP.

[A Development Stage Company]

NOTES TO INTERIM FINANCIAL STATEMENTS

JUNE 30, 2007

(Unaudited)

NOTE 7 - LOSS PER SHARE

The following data show the amounts used in computing loss per share for the periods presented:

				From Inception
	Three months	Six Months	Three months	on March 15,
	ended	ended	ended	2006, Through
	June 30,	June 30,	June 30,	June 30,
	2007	2007	2006	2006

Loss available to common shareholders
(numerator)	$ (6,321)	$ (8,680)	$ (281)	$ (281)

Weighted average number of common shares
outstanding during the period used in loss per
share (denominator)	9,400,000	9,400,000	3,375,000	3,375,000

Dilutive loss per share was not presented, as the Company had no common equivalent shares for all periods presented that would affect the computation of diluted loss per share.

NOTE 8 – SUBSEQUENT EVENTS

Proposed Public Offering of Common Stock - The Company is proposing to make a public offering of 2,000,000 shares of common stock.  The Company has filed a registration statement with the United States Securities and Exchange Commission on Form SB-2.  An offering price of $.25 per share has arbitrarily been determined by the Company.  The offering will be managed by the Company without any underwriter.  The units will be offered and sold by officers and directors of the Company, who will receive no sales commissions or other compensation in connection with the offering, except for reimbursement of expenses actually incurred on behalf of the Company in connection with the offering.  The Company has incurred stock offering costs of $4,000 as of June 30, 2007, which will be deferred and offset against the proceeds of the proposed stock offering. The offering was declared effective on July 11, 2007.

ITEM  2.  Management’s Discussion and Analysis of Financial Condition or Plan of Operation

Forward-Looking Statement Notice

When used in this report, the words "may," "will," "expect," "anticipate," "continue," "estimate," "project,"  "intend," and similar expressions are intended to identify forward-looking statements within the meaning of Section 27a of the Securities Act of 1933 and Section 21e of the Securities Exchange Act of 1934 regarding events, conditions, and financial trends that may affect the Company's future plans of operations, business strategy, operating results, and financial position.  Persons reviewing this report are cautioned that any forward-looking statements are  not  guarantees  of future performance and are subject to risks and uncertainties and that actual results may differ materially from those included within the forward-looking statements as a result of various factors.  Such factors are discussed under the "Item 2.  Management's Discussion and Analysis of Financial Condition or Plan of Operations," and also include general economic factors and conditions that may directly or indirectly impact the Company's financial condition or results of operations.

Our History

We formed as a Nevada corporation on March 15, 2006 as TransAct Energy Corp. We intend to acquire and sell oil and gas lease interests, retaining a royalty on each lease. We anticipate we will secure oil and gas leases based on researched historical information and then partner with experienced industry professionals for further exploration and operations. Our revenues will be generated by retaining a royalty interest in the properties that are ultimately developed for production. Our initial focus will be the acquisition of oil and gas Leases primarily in British Columbia and Alberta, Canada.

We intend to research and select prospective leaseholds in our near areas with historical and proven resources and then procuring leases on such properties either through private transactions or through auction. We then expect to create additional value beyond the lease by completing an engineering review of existing seismic data and performing onsite evaluations if needed in order to determine an estimated level of probability. Once a property has been thoroughly evaluated, we intend to seek experienced operator or joint venture partners who would then further explore and develop the property with TransAct earning a royalty from oil and gas productions.

Employees

Transact Energy Corp.’s employees are its President, Roderick Bartlett, and its Chief Financial Officer, Harold Forzley.  As required, the Company hires independent contractors or out sources to appropriate companies.

Description of Property

We have offices located at 1650-1188 West Georgia Street, Vancouver, British Columbia, Canada, V6E 4A2.  We share the office expenses as a sub tenant on a lease that expires February 2010.

Investment in Lease

On September 7, 2006 the company acquired a 100% interest in a Petroleum and Natural Gas Lease from the Province of Alberta, Canada for $12,051 cash. The lease is for a 5 year term and calls for annual rental and royalty payments in accordance with the Mines and Mineral act of Alberta.

Results of Operations for the Six Month Periods Ended June 30, 2007 and 2006

The Company had no income for the six months ended June 30, 2007 or for the six months ended June 30, 2006

The Company had general and administrative expenses of $8,680 during the six months ended June 30, 2007, resulting in a net loss for the period of $8,680. During the same six month period in 2006, the Company had general and administrative expenses of $281 resulting in a net loss of $281. Expenses during the six months ended June 30, 2007 and 2006 consisted mainly of general corporate administration, legal, and accounting and auditing costs. The difference between the periods is mainly due to increased legal, accounting and audit costs.

Liquidity and Capital Resources

At June 30, 2007, the Company’s assets consisted of $30,133 in cash, Investment in Lease of $12,051 and deferred stock offering costs of $4,000.  The Company had total liabilities of $13,545 at June 30, 2007 which was comprised of accounts payable and accrued liabilities

The Company has no material commitments for the next twelve months other than the annual rental and royalty payments on the lease.  The Company will require additional capital to meet its liquidity needs.  As a result, our independent auditors have expressed substantial doubt about our ability to continue as a going concern. In the past, the Company has relied on capital contributions from shareholders to supplement operating capital when necessary. The Company anticipates that it will receive sufficient contributions from shareholders to continue operations for at least the next twelve months.  However, there are no agreements or understandings to this effect. The Company may sell common stock, take loans from officers, directors or shareholders or enter into debt financing agreements.

The Company has filed a registration statement on Form SB-2 with the Securities and Exchange Commission to register 2,000,000 shares of common stock for sale at a price of $.25 per share for a total of up to $500,000.  The registration statement was declared effective on July 11, 2007.  The Company has not yet sold any of its registered shares.  The initial public offering is subject to a minimum capital raise of $250,000 with funds to be held in escrow until the minimum is raised.  If the Company should fail to raise the minimum by November 30, 2007, unless the Company extends the offering for up to an additional 90 days, all funds will be returned to investors and the Company may have to abandon its business plan.

ITEM 3. Controls and Procedures

(a) Evaluation of disclosure controls and procedures. Based on the evaluation of our disclosure controls and procedures (as defined in Securities Exchange Act of 1934 Rules 13a-15(e) and 15d-15(e) required by Securities Exchange Act Rules 13a-15(b) or 15d-15(b), our Chief Executive Officer and our Chief Financial Officer have concluded that as of the end of the period covered by this report, our disclosure controls and procedures were effective.

(b) Changes in internal controls. There were no changes in our internal control over financial reporting that occurred during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 6.  Exhibits and Reports on Form 8-K

Reports on Form 8-K

None during the period.

Exhibits

Copies of the following documents are included as exhibits to this report pursuant to Item 601 of Regulation S-B.

Exhibit No.

SEC Ref. No.

Title of Document

Location

1

 (31.1)

Certification of the Principal Executive Officer

pursuant to Section 302of the Sarbanes-Oxley Act of 2002

Attached

2

 (31.2)

Certification of the Principal Financial Officer

pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Attached

3

(32.1)

Certification of the Principal Executive Officer

pursuant to U.S.C. Section 1350 as adopted pursuant

to Section 906 of the Sarbanes-Oxley Act of 2002*

Attached

4

(32.2)

Certification of the Principal Financial Officer

pursuant to U.S.C. Section 1350 as adopted pursuant

to Section 906 of the Sarbanes-Oxley Act of 2002*

Attached

•

The Exhibit attached to this Form 10-QSB shall not be deemed "filed" for purposes of Section 18 of the Securities Exchange Act of 1934 (the "Exchange Act") or otherwise subject to liability under that section, nor shall it be deemed incorporated by reference in any filing under the Securities Act of 1933, as amended, or the Exchange Act, except as expressly set forth by specific reference in such filing.

SIGNATURES

In accordance with the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

 TRANSACT ENERGY CORP.

Date: August 13, 2007

/s/ Roderick Bartlett

Roderick Bartlett

Chief Executive Officer

Date: August 13, 2007

/s/ Harold Forzley

Harold Forzley

Chief Financial Officer