Form 10QSB
period 2007-09-30
TRANSACT ENERGY CORP
filed 2007-10-31
CIK 1383394

OMB APPROVAL
UNITED STATES	OMB Number: 3235-0416
SECURITIES AND EXCHANGE COMMISSION	Expires: April 30, 2010
Washington, D.C. 20549	Estimated average burden
FORM 10-QSB	Hours per response: 182

(Mark One)

☒

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2007

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

9,400,000 shares of $.001 par value common stock issued and outstanding as of October 22, 2007

Transitional Small Business Disclosure Format (Check one):  Yes ☐    No ☒

SEC2334(9-05)

Persons who are to respond to the collection of information contained in this form are not required to respond unless the form displays a currently valid OMB control number.

FORM 10-QSB

Transact Energy Corp.

INDEX

		Page
PART I.	Financial Information

Item 1.  Unaudited Financial Statements September 30, 2007

Interim Balance Sheet

Interim Statements of Operations and Deficit

Interim Statements of Cash Flows

Notes to the Interim Financial Statements

Item 2.  Management’s Discussion and Analysis of Financial Condition or Plan of Operation

Item 3.  Controls and Procedures

		3 5 6 7 8 13 14
PART II.	Other Information Item 6. Exhibits and Reports on Form 8-K	14 14
	Signatures	15

(Inapplicable items have been omitted)

PART I- FINANCIAL INFORMATION

ITEM 1. Consolidated Financial Statements

________________________________________________________________________________________________

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

TRANSACT ENERGY CORP.

[A Development Stage Company]

INTERIM FINANCIAL STATEMENTS

SEPTEMBER 30, 2007

______________

(Unaudited)

TRANSACT ENERGY CORP.

 [A Development Stage Company]

(Unaudited)

CONTENTS

PAGE

—

Interim Balance Sheet

5

—

Interim Statements of Operations

6

—

Interim Statements of Cash Flows

7

—

Notes to Interim Financial Statements

8 - 12

TRANSACT ENERGY CORP.

[A Development Stage Company]

 INTERIM BALANCE SHEET

(Unaudited)

ASSETS

September 30,
2007
CURRENT ASSETS:
Cash	$14,718
Total Current Assets	14,718

INVESTMENT IN LEASE (NOTE 2)	12,267
OTHER ASSET:
Deferred stock offering costs	4,000
$30,985

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
Accounts payable	$3,026
Total Current Liabilities	3,026

STOCKHOLDERS' EQUITY:
Preferred stock, $.001 par value,
10,000,000 shares authorized,
no shares issued and outstanding	-
Common stock, $.001 par value,
100,000,000 shares authorized,
9,400,000 shares issued and
outstanding	9,400
Capital in excess of par value	44,100
Deficit accumulated during the
development stage	(25,541)
Total Stockholders' Equity	27,959
$30,985

The accompanying notes are an integral part of these financial statements.

TRANSACT ENERGY CORP.

[A Development Stage Company]

INTERIM STATEMENTS OF OPERATIONS

FOR THE THREE AND NINE MONTH PERIOD ENDED SEPTEMBER 30,2007 AND 2006

(Unaudited)

	Cumulative
	from				From
	inception				Inception
	On March	Three	Nine	Three	on March
	15, 2006	months	Months	months	15, 2006,
	Through	ended	ended	ended	Through
	September 30,	September 30,	September 30,	September 30,	September 30,
	2007	2007	2007	2006	2006

REVENUE	$-	$-	$-	$-	$-

EXPENSES:
General and administrative	25,541	4,680	13,360	1,995	4,887

Total Expenses	25,541	4,680	13,360	1,995	4,887

LOSS FROM OPERATIONS
BEFORE INCOME TAXES	(25,541)	(4,680)	(13,360)	(1,995)	(4,887)

CURRENT TAX EXPENSE	-	-	-	-	-

DEFERRED TAX EXPENSE	-	-	-	-	-

NET LOSS	$(25,541)	$(4,680)	$(13,360)	$(1,995)	$(4,887)

LOSS PER COMMON SHARE		$(.00)	$(.00)	$(.00)	$(.00)

The accompanying notes are an integral part of these financial statements.

TRANSACT ENERGY CORP.

[A Development Stage Company]

INTERIM STATEMENTS OF CASH FLOWS

FOR THE NINE MONTH PERIOD ENDED SEPTEMBER 30, 2007 AND 2006

(Unaudited)

	Cumulative		From
	from inception		Inception
	On March	Nine	on March
	15,2006	months	15, 2006
	through	ended	through
	September 30,	September 30,	September 30,
	2007	2007	2006

Cash Flows From Operating Activities:
Net loss	$(25,541)	$(13,360)	$(4,887)
Adjustments to reconcile net loss to net cash
used by operating activities:
Change in assets and liabilities:
Increase (decrease) in accounts payable	3,026	(2,755)	700
Increase in prepaid expenses	-	-	(3,064)

Net Cash (Used) by Operating Activities	(22,515)	(16,115)	(7,251)

Cash Flows From Investing Activities:
Acquisition of oil and gas leases	(12,267)	(216)	(12,051)

Net Cash (Used) by Investing Activities	(12,267)	(216)	(12,051)

Cash Flows From Financing Activities:
Proceeds from common stock issuance	53,500	-	53,500
Stock offering costs	(4,000)	-	-

Net Cash Provided by Financing Activities	49,500	-	53,500

Net Increase (Decrease) in Cash	14,718	(16,331)	34,198

Cash at Beginning of Period	-	31,049	-
Cash at End of Period	$14,718	$14,718	$34,198

Supplemental Disclosures of Cash Flow Information:
Cash paid during the periods for:
Interest	$-	$-	$-
Income taxes	$-	$-	$-

Supplemental Schedule of Noncash Investing and Financing Activities:

For the periods ended September 30, 2007 and 2006:
None

The accompanying notes are an integral part of these financial statements.

TRANSACT ENERGY CORP.

[A Development Stage Company]

NOTES TO INTERIM FINANCIAL STATEMENTS

SEPTEMBER 30, 2007

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

Interim Condensed Financial Statements - The accompanying interim financial statements have been prepared by the Company without audit.  In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at September 30, 2007 and 2006 and for the periods then ended have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted.  It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s December 31, 2006 audited financial statements.  The results of operations for the periods ended September 30, 2007 and 2006 are not necessarily indicative of the operating results for the full year.

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

SEPTEMBER 30, 2007

(Unaudited)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES [Continued]

Recently Enacted Accounting Standards - Statement of Financial Accounting Standards (“SFAS”) No. 155, “Accounting for Certain Hybrid Financial Instruments – an amendment of FASB Statements No. 133 and 140”, SFAS No. 156, “Accounting for the Servicing of Financial Assets”, SFAS No. 157, “Fair Value Measurements”, SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans – an amendment of FASB Statements No. 87, 88, 106, and 132(R)”, and SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities – Including an amendment of FASB Statement No. 115”, were recently issued.  SFAS No. 155, 156, 157, 158 and 159 have no current applicability to the Company or their effect on the financial statements would not have been significant.

Investment in leases –   All costs such as bid fees and lease rental payments related to the acquisition of oil and gas  leases are deferred and amortized on a straight  line basis  over the term of the lease.

Foreign currency translation - Transactions in foreign currencies are translated into U.S. dollars using the exchange rate at each balance sheet date for assets and liabilities and the weighted average exchange rate for each period for revenues, expenses, gains and losses. Translation adjustments are recorded as a separate component of accumulated other comprehensive income (loss) when material and foreign currency transaction gains and losses are recorded in other income and expense.

Stock offering costs – Costs incurred in connection with stock offerings will be deferred and offset against the proceeds of the stock offering.  Costs incurred in connection with unsuccessful offerings will be expensed.

NOTE 2 - INVESTMENT IN LEASE

On September 7, 2006 the Company acquired a 100% interest in a Petroleum and Natural Gas Lease from the province of Alberta, Canada for $12,051 cash. In addition during the period ended September 30, 2007 an annual lease payment of $216 was paid for a total capitalized cost of $ 12,267. The lease is for a 5 year term and calls for annual rental and royalty payments in accordance with the Mines and Mineral Act of Alberta.

TRANSACT ENERGY CORP.

[A Development Stage Company]

NOTES TO INTERIM FINANCIAL STATEMENTS

SEPTEMBER 30, 2007

(Unaudited)

NOTE 3 - CAPITAL STOCK

Preferred Stock - The Company has authorized 10,000,000 shares of preferred stock, $.001 par value, with such rights, preferences and designations and to be issued in such series as determined by the Board of Directors.  No shares are issued and outstanding at September 30, 2007.

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

NOTE 4 - INCOME TAXES

The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109 “Accounting for Income Taxes”.  SFAS No. 109 requires the Company to provide a net deferred tax asset/liability equal to the expected future tax benefit/expense of temporary reporting differences between book and tax accounting methods and any available operating loss or tax credit carryforwards.  The Company has available at September 30, 2007, an operating loss carryforward of approximately $25,541, which may be applied against future taxable income and which expires in various years through 2027.

The amount of and ultimate realization of the benefits from the operating loss carryforwards for income tax purposes is dependent, in part, upon the tax laws in effect, the future earnings of the Company, and other future events, the effects of which cannot be determined.  Because of the uncertainty surrounding the realization of the loss carryforwards, the Company has established a valuation allowance equal to the tax effect of the loss carryforwards and, therefore, no deferred tax asset has been recognized for the loss carryforwards.  The net deferred tax asset is approximately $ 5,108 as of September 30, 2007, with an offsetting valuation allowance of the same amount.

TRANSACT ENERGY CORP.

[A Development Stage Company]

NOTES TO INTERIM FINANCIAL STATEMENTS

SEPTEMBER 30, 2007

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

Office Space - The Company has not had a need to rent office space.  A related company of an officer/shareholder is allowing the Company to use an office as a mailing address, as needed, at no expense to the Company. To date the Company has reimbursed this company $2,574 for the use of telephone, fax and office equipment.

TRANSACT ENERGY CORP.

[A Development Stage Company]

NOTES TO INTERIM FINANCIAL STATEMENTS

SEPTEMBER 30, 2007

(Unaudited)

NOTE 7 - LOSS PER SHARE

The following data show the amounts used in computing loss per share for the periods presented:

	Three	Nine	Three	From Inception
	months	Months	months	on March 15,
	ended	ended	ended	2006, Through
	September 30,	September 30,	September 30,	September 30,
	2007	2007	2006	2006

Loss available to common shareholders
(numerator)	$(13,360)	$(4,680)	$(1,995)	$(4,887)

Weighted average number of common shares
outstanding during the period used in loss per
share (denominator)	9,400,000	9, 400,000	9,400,000	8,800,000

Dilutive loss per share was not presented, as the Company had no common equivalent shares for all periods presented that would affect the computation of diluted loss per share.

NOTE 8 – SUBSEQUENT EVENTS

Proposed Public Offering of Common Stock - The Company is proposing to make a public offering of 2,000,000 shares of common stock.  The Company has filed a registration statement with the United States Securities and Exchange Commission on Form SB-2.  An offering price of $.25 per share has arbitrarily been determined by the Company.  The offering will be managed by the Company without any underwriter.  The units will be offered and sold by officers and directors of the Company, who will receive no sales commissions or other compensation in connection with the offering, except for reimbursement of expenses actually incurred on behalf of the Company in connection with the offering.  The Company has incurred stock offering costs of $4,000 as of September 30, 2007, which will be deferred and offset against the proceeds of the proposed stock offering. The offering was declared effective on July 11, 2007.

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

Investment in Lease

On September 7, 2006 the company acquired a 100% interest in a Petroleum and Natural Gas Lease from the Province of Alberta, Canada for $12,051 cash. During the period ending September 30 2007 an annual lease payment of $216 was paid bringing the total capitalized cost to $12,267 The lease is for a 5 year term and calls for annual rental and royalty payments in accordance with the Mines and Mineral Act of Alberta.

Results of Operations for the Nine Month Periods Ended September 30, 2007 and 2006

The Company had no income for the nine months ended September 30, 2007 or for the nine months ended June 30, 2006.

The Company had general and administrative expenses of $13,360 during the nine months ended September 30, 2007, resulting in a net loss for the period of $13,360. During the same nine month period in 2006, the Company had general and administrative expenses of $4,887 resulting in a net loss of $4,887. Expenses during the nine months ended September 30, 2007 and 2006 consisted mainly of general corporate administration, legal, and accounting and auditing costs. The difference between the periods is mainly due to increased legal, accounting and audit costs.

Results of Operations for the Three Month Periods Ended September 30, 2007 and 2006

The Company had no income for the three months ended September 30, 2007 or for the three months ended September 30, 2006.

The Company had general and administrative expenses of $4.680 during the three months ended September 30, 2007, resulting in a net loss for the period of $4,680. During the same three month period in 2006, the Company had general and administrative expenses of $1,995 resulting in a net loss of $1,995. Expenses during the three months ended September 30, 2007 and 2006 consisted mainly of general corporate administration, legal, and accounting and auditing costs. The difference between the periods is mainly due to increased legal, accounting and audit costs.

Liquidity and Capital Resources

At September 30, 2007, the Company’s assets consisted of $14,718 in cash, Investment in Lease of $12,267 and deferred stock offering costs of $4,000.  The Company had total liabilities of $3,026 at September 30, 2007 which was comprised of accounts payable and accrued liabilities

The Company has no material commitments for the next twelve months other than the annual rental and royalty payments on the lease.  The Company will require additional capital to meet its liquidity needs.  As a result, our independent auditors have expressed substantial doubt about our ability to continue as a going concern. In the past, the Company has relied on capital contributions from shareholders to supplement operating capital when necessary. The Company anticipates that it will receive sufficient contributions from shareholders to continue operations for at least the next twelve months.  However, there are no agreements or understandings to this effect. The Company may sell common stock, take loans from officers, directors or shareholders or enter into debt financing agreements.

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

TRANSACT ENERGY CORP.

Date: October 29, 2007

/s/ Roderick Bartlett

Roderick Bartlett

Chief Executive Officer

Date: October 29, 2007

/s/ Harold Forzley

Harold Forzley

Chief Financial Officer