Form 10KSB
period 2007-12-31
TRANSACT ENERGY CORP
filed 2008-03-13
CIK 1383394

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-KSB

(Mark One)

☒ ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2007

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________ to________________

Commission file number

333-139746

TRANSACT ENERGY CORP.

 (Name of small business issuer in its charter)

Nevada	98-0515445
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1650-1188 West Georgia, Vancouver, BC, Canada V6E 4A2

(Address of principal executive offices) (Zip Code)

Issuer’s telephone number 604-629-2461

Securities registered under Section 12(b) of the Exchange Act:

Title of each class	Name of each exchange on which registered

None

Securities registered under Section 12(g) of the Exchange Act:

None

Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act.  ☐

Note – Checking the box above will not relieve any registrant required to file reports pursuant to Section 13 or 15(d) of the Exchange Act from their obligations under those Sections.

SEC 2337 (12-05)

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

Yes ☒ No ☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.

☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐     No ☒

State issuer’s revenues for its most recent fiscal year.$-0-

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days. (See definition of affiliate in Rule 12b-2 of the Exchange Act.)  On March 10, 2008 the aggregate market value of the voting stock of Transact Energy Corp. held by non-affiliates of the registrant was $-0-.  The Company is not listed or traded on any exchange, therefore, the aggregate market value of the stock is deemed to be $-0-.

Note: If determining whether a person is an affiliate will involve an unreasonable effort and expense, the issuer may calculate the aggregate market value of the common equity held by non-affiliates on the basis of reasonable assumptions, if the assumptions are stated.

(ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PAST FIVE YEARS)

Check whether the issuer has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court.

Yes ☐     No ☒

(APPLICABLE ONLY TO CORPORATE REGISTRANTS)

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date.   9,400,000 shares common stock, $.001 value

DOCUMENTS INCORPORATED BY REFERENCE

If the following documents are incorporated by reference, briefly describe them and identify the part of the Form 10-KSB (e.g., Part I, Part II, etc.) into which the document is incorporated: (1) any annual report to security holders; (2) any proxy or information statement; and (3) any prospectus filed pursuant to Rule 424(b) or (c) of the Securities Act of 1933 (“Securities Act”). The listed documents should be clearly described for identification purposes (e.g., annual report to security holders for fiscal year ended December 24, 1990).

Transitional Small Business Disclosure Format (Check one):   Yes ☐   No  ☒

PART I

Item 1.

Description of Business.

Our History and Business

We formed as a Nevada corporation on March 15, 2006 as TransAct Energy Corp. Our activities have been limited to developing and writing our business plan and the purchase of an oil and gas lease.  On September 7, 2006 we acquired 100% interest in a Petroleum and Natural Gas Lease from the province of Alberta, Canada for $12,051 cash, the MedHat Project.  As of the date of this offering, we have not commenced operations other than to obtain rights to the MedHat Project.  Management has primarily focused on preparation of this offering document along with contacting various entities and people in search of additional oil and gas leases for purchase.

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

We intend to research and select prospective leaseholds in or near areas with historical and proven resources and then procuring leases on such properties either through private transactions or through auction.  We then expect to create additional value beyond the lease by completing an engineering review of existing seismic data and performing onsite evaluations if needed in order to determine an estimated level of probability.  Once a property has been thoroughly evaluated, we intend to seek experienced operators or joint venture partners who would then further explore and develop the property with TransAct earning a royalty from oil and gas production.

Business Strategy

We are an independent energy company engaged in the acquisition and management of natural gas and oil rights in the United States and Canada. Our principal business activities include the identification, acquisition, and subsequent contracting out for exploration and development of natural gas and oil properties. Our emphasis is on prospective deep structures identified through seismic and other analytical techniques. We seek to reduce exploration risk and financial exposure by acquiring properties that have wells previously drilled in close proximity or into the targeted geologic horizons, joint venturing with knowledgeable industry partners or by farming out acreage to other industry participants on terms that reduce our economic risk to levels deemed appropriate.

Population growth is a key determinant of total energy consumption, closely linked to rising demand for housing, services and travel. In the Annual Energy Outlook 2006 presented by the US Energy Information Administration, the average energy use per person increases through to 2030. Coal and Petroleum lead the increases in primary energy use. New sources of coal and oil will come through exploration, we now find one barrel for every four we consume.  The U.S. is currently highly dependent upon other nations for the oil that constitutes approximately 40% of our energy use. The United States is an enormous producer of energy. We are currently the world's largest producer of oil, nuclear, and hydro power combined, and the second largest producer of natural gas and coal. However, the United States alone uses approximately one quarter of the world's supply of energy, but has only about 5% of the world's population. As of early 2000, the U.S. consumes almost 12 million barrels daily more energy than we produce (in oil equivalent); the shortfall is made up by imported oil. Despite the most technologically advanced exploration and production systems in the world operating in a deregulated environment, U.S. oil and NGL reserves have decreased 30 percent from the high in 1970. The primary reason petroleum reserves have not fallen further is the technological advances in exploration and production that provide additional reserves through the phenomenon of reserve growth. According to the Energy Information Administration, over the past fifteen years an additional million barrels of oil per day has been required to meet world energy demands.

Global demand for energy and growing recognition of Alberta's vast energy potential means increasing interest in Alberta as a place to invest in energy development. Alberta maintains competitive fiscal and regulatory regimes that are intended to attract industry investment and ensure that Albertans, the resource owners, benefit from resource development. Predictability, certainty, stability and a well-developed infrastructure are all features that make Alberta's resource development system a strong competitor for industry investment.

TransAct will initially focus on securing properties with high potential, low risk and energy resources in British Columbia and Alberta, Canada.  Once properties are secured, we will attempt to establish agreements with exploration and/or development companies that are capable of successfully exploiting any leases under Farm Out Agreements.  A Farm Out and Royalty Procedures Agreement is an industry standard which is governed by the Canadian Association of Petroleum Landmen.

We believe our success depends on building and maintaining strategic alliances with exploration/development and joint ventures/partners and other industry related business affiliates to help exploit the properties we secure.  Further, we believe that by obtaining resource rights in locations that historically have demonstrated high probabilities of recoverable energy resources, we will posture ourselves to be attractive to other industry participants.

We intend to differentiate ourselves by offering pre-researched and engineered properties to our customers.  Our sales and marketing strategy will be a combination of targeted marketing techniques as well as a focused direct sales team approach.  We plan to clearly communicate with potential customers as to the quality of the properties and research we have undertaken, thus reducing a potential customer’s development risk.

Markets and Customers

The success of our operations is dependent upon prevailing prices for natural gas and oil. The markets for natural gas and oil have historically been volatile and may continue to be volatile in the future. Natural gas and oil prices are beyond our control. However, rising demand for natural gas to fuel power generation and meet increasing environmental requirements has led some industry observers to indicate that long term demand for natural gas is increasing.

We expect our customers will primarily be small to medium sized oil and gas exploration/development companies.  We anticipate that well researched properties secured under long term leases will attract quality exploration partners resulting in royalties back to TransAct.  Industry analysis indicates the long term prospects of the oil and gas industry are favorable.

Exploration companies looking to Farm Out oil and gas leases typically make their decision and offers based on the probability of success.  Well researched properties with a high probability of oil or gas reserves attract quality partners and terms.  We intend to research and acquire those properties that we believe will hold high probability of success and in turn, enter agreements with those companies who will exploit the property and provide favorable royalties to TransAct.

Competition

Our natural gas and petroleum activities take place in a highly competitive and speculative business atmosphere. In seeking suitable natural gas and petroleum properties for acquisition, we compete with a number of other companies operating in our areas of interest, including large oil and gas companies and other independent operators with greater financial resources. We do not believe that our competitive position in the petroleum and natural gas industry will be significant.

Governmental Regulation

Although we intend to comply with all applicable laws and regulations, we cannot assure you that we are in compliance or that we will be able to comply with all future laws and regulations.  Additional federal or state legislation, or changes in regulatory implementation, may limit our activities in the future or significantly increase the cost of regulatory compliance.  If we fail to comply with applicable laws and regulations, criminal sanctions or civil remedies, including fines, injunctions, or seizures, could be imposed on us.  This could have a material adverse effect on our operations.

The business of resource exploration and development is subject to substantial regulation under Canadian provincial and federal laws relating to the exploration for, and the development, upgrading, marketing, pricing, taxation, and transportation of oil sands bitumen and related products and other matters. Amendments to current laws and regulations governing operations and activities of oil sands exploration and development operations could have a material adverse impact on our business. In addition, there can be no assurance that income tax laws, royalty regulations and government incentive programs related to the oil and gas industry generally, will not be changed in a manner which may adversely affect our progress and cause delays, inability to explore and develop or abandonment of these interests.

Permits, leases, licenses, and approvals are required from a variety of regulatory authorities at various stages of exploration and development. There can be no assurance that the various government permits, leases, licenses and approvals sought will be granted in respect of our activities or, if granted, will not be cancelled or will be renewed upon expiry. There is no assurance that such permits, leases, licenses, and approvals will not contain terms and provisions which may adversely affect our exploration and development activities.

The operations on our current lease and future leases are or will be subject to stringent federal, provincial and local laws and regulations relating to improving or maintaining environmental quality. Environmental laws often require parties to pay for remedial action or to pay damages regardless of fault. Environmental laws also often impose liability with respect to divested or terminated operations, even if the operations were terminated or divested many years ago.

The exploration activities and drilling programs on our current lease and future leases are or will be subject to extensive laws and regulations governing prospecting, development, production, exports, taxes, labor standards, occupational health, waste disposal, protection and remediation of the environment, protection of endangered and protected species, mine safety, toxic substances and other matters. Exploration and drilling is also subject to risks and liabilities associated with pollution of the environment and disposal of waste products. Compliance with these laws and regulations will impose substantial costs on us and will subject us to significant potential liabilities.

Our business is subject to various federal, provincial and local laws and governmental regulations that may be changed from time to time in response to economic or political conditions. In British Columbia and Alberta, the legislated mandate for the responsible development of the province’s oil and gas resources is set out in the The Department of Energy and Mines Act that provides the Minister with the responsibility for the exploration, development, management and conservation of non-renewable resources. The Oil and Gas Conservation Act allows the orderly exploration for, and development of, oil and gas in the province and optimizes recovery of these resources. In Alberta, oil sands activities are legislated under the Mines & Minerals Act which governs the management and disposition of rights in Crown owned mines and minerals, including the levying and collecting of bonuses, rental and royalties. The Oil Sands Conservation Act establishes a regulatory regime and scheme of approvals administered by the AEUB for the development of oil sands resources and related facilities in Alberta. The Acts are supported by the following regulations: Oil Sands Tenure Regulation, Oil Sands Royalty Regulation 1984, Oil Sands Royalty Regulation, 1997, Experimental Oil Sands Royalty Regulation, Oil Sands Conservation Regulation, Mines and Minerals Administration Regulation.

Employees

We have no employees other than our officers and directors and no formal employment agreements with our officers and directors.  We do not intend to hire employees until our operations require expansion.  Our officers and directors have agreed to devote such time as necessary for the development of our business.  It is anticipated that upon completion of the offering, our officers and directors will devote approximately 20 hours per week as part-time employees while maintaining outside employment.  Our officers and directors are entitled to reimbursement for reasonable out of pocket expenses incurred on our behalf.  We do not have a formal agreement or arrangement to continue payment in the future.

Item 2.

Description of Property.

Our principal executive offices and mailing address is 1188 West Georgia Street, Suite 1650, Vancouver, BC  Canada V6E 4A2.  Our telephone number is 604-629-2461. We also have a satellite office for our operations located at Suite 445, 708  11th Avenue, S.W., Calgary, Alberta T2R 0E4 which is provided by Herb Miller, a shareholder, at no cost to TransAct.  We have no plans to expand beyond our current facilities and we intend to maintain our current office situation for at least the next twelve months.

In September 2006, we purchased a 100% interest in a Petroleum and Natural Gas Lease from the province of Alberta, Canada for $12,051 cash.  The lease is for a five year term and calls for annual rental and royalty payments in accordance with the Mines and Mineral Act of Alberta.  The land consists of a one ¼ section Crown lease of Petroleum and Natural Gas rights.

Item 3.

Legal Proceedings.

Our company is not a party to any bankruptcy, receivership or other legal proceeding, and to the best of our knowledge, no such proceedings by or against Transact Energy Corp. have been threatened.

Item 4.

Submission of Matters to a Vote of Security Holders.

None.

PART II

Item 5.

Market for Common Equity and Related Stockholder Matters.

We are not listed or traded on any exchange.  We have not had any active trading in our stock as of the date of this report.  No closing bid or ask prices are available for 2007.

As of December 31, 2007, there were 12 shareholders of record holding 9,400,000 shares of common stock. The holders of common stock are entitled to one vote for each share held of record on all matters submitted to a vote of stockholders. Holders of the common stock have no preemptive rights and no right to convert their common stock into any other securities. There are no redemption or sinking fund provisions applicable to the common stock.

We have not paid, nor declared, any dividends since our inception and do not intend to declare any such dividends in the foreseeable future. Our ability to pay dividends is subject to limitations imposed by Nevada law. Under Nevada law, dividends may be paid to the extent that a corporation’s assets exceed its liabilities and it is able to pay its debts as they become due in the usual course of business.

Item 6.

Management’s Discussion and Analysis or Plan of Operation.

FORWARD-LOOKING STATEMENTS

You should carefully consider the risk factors set forth above, as well as the other information contained in this filing.  This filing contains forward-looking statements regarding events, conditions, and financial trends that may affect our plan of operation, business strategy, operating results, and financial position.  You are cautioned that any forward-looking statements are not guarantees of future performance and are subject to risks and uncertainties.  Actual results may differ materially from those included within the forward-looking statements as a result of various factors.  Cautionary statements in the risk factors section and elsewhere in this filing identify important risks and uncertainties affecting our future, which could cause actual results to differ materially from the forward-looking statements made in this report.

Period from December 31, 2006 to December 31, 2007

We did not generate any revenue from March 15, 2006 (inception) to December 31, 2007.  For the year ended December 31, 2007 our expenses were $22,024.  Expenses consisted of professional fees, administrative and management fees and miscellaneous expenses.  The professional fees incurred in 2007 were, to a large extent, to our auditors and legal counsel for preparation of our SB-2 registration statement and continued SEC reporting requirements.  As a result, we have reported a net loss of $22,024 for the period ended December 31, 2007.  Our total net loss from inception on March 15, 2006 through December 31, 2007 was $34,205.

Liquidity and Capital Resources

At December 31, 2007 we had total assets of $23,947.  Current assets consist of $11,680 in cash and $12,267 in lease investments.  Current liabilities at December 31, 2007 totaled $4,652 and consisted of accounts payable in the amount of $4,652.

We have no material commitments for the next twelve months other than the annual rental and royalty payments on the lease.  We will require additional capital to meet our liquidity needs.  As a result, our independent auditors have expressed substantial doubt about our ability to continue as a going concern. In the past, we have relied on capital contributions from shareholders to supplement operating capital when necessary. We anticipate that we will receive sufficient contributions from shareholders to continue operations for at least the next twelve months.  However, there are no agreements or understandings to this effect. We may sell common stock, take loans from officers, directors or shareholders or enter into debt financing agreements.

We filed a registration statement on Form SB-2 with the Securities and Exchange Commission to register 2,000,000 shares of common stock for sale at a price of $.25 per share for a total of up to $500,000.  The registration statement was declared effective on July 11, 2007.  The registration statement expired on February 29, 2008 and we did not sell any of the registered shares.  We now intend to file a new registration statement on Form S-1 to register up to 2,000,000 shares of common stock, again at a sale price of $.25 per share with the intent to use proceeds from our offering to further our business objectives.  There are no assurances we will be successful in getting our S-1 registration statement effective or that we will be able to sell any of the shares once the registration statement is declared effective.

Plan of Operation

Our plan of operation for the next 12 months is to identify and acquire oil and gas leases, initially in the Alberta and British Columbia provinces of Canada, perform the necessary engineering and seismic assessments, and enter Farm Out agreements with third parties for development and operation of properties.

Risk Factors

We are a new business with extremely limited operating history making an investment in TransAct is risky.  If we are unable to successfully identify and purchase oil and gas leases, then we will not be successful as a business. It will be difficult for you to evaluate an investment in our stock since our operating history is limited to developing a business plan and obtaining 100% interest in a petroleum and natural gas lease in Alberta, Canada referred to as the MedHat Project.  As a young company, we are especially vulnerable to any problems, delays, expenses and difficulties we may encounter while implementing our business plan. We have not proven the essential elements of profitable operations, and you will be furnishing venture capital to us and will bear the risk of complete loss of your investment if we are not successful.

Our independent auditor has expressed doubts about our ability to continue as a going concern.  If we are unable to implement our business plan and acquire oil and gas leases, we will be unable to move beyond the development stage. We are a development stage company as defined in Financial Accounting Standards Board Statement No. 7.  We are devoting substantially all of our present efforts in establishing a new business.  We have not commenced any operations to date other than the purchase of our MedHat Project in Alberta, Canada, and have been limited to defining our business plan and initial research for future oil and gas lease properties in Canada.  These factors raise substantial doubt about our ability to continue as a going concern.

If we cannot absorb the costs associated with being a public company your investment may be jeopardized.  In order to maintain our status as a public company, we must comply with the Securities and Exchange Commission’s periodic reporting requirements.  The periodic reports require legal and accounting expertise that is often costly. If we cannot maintain our public company status and keep our periodic reports current, you may not be able to liquidate your shares. Costs associated with being a public company are much higher than those of a private company.  TransAct, a new start-up in early development, has chosen public registration before the business has developed a predictable cash flow. There are present registration expenses and future legal and accounting expenses, future reporting requirements to the SEC, future exchange listing requirements, and future investor relation costs that must be borne by a public company but not by a private company. These costs can be a burdensome expense and could adversely affect our financial survival. Sarbanes-Oxley Act of 2002 disclosure requirements are time consuming and burdensome. The onerous regulatory costs, reporting requirements, and management details, which must be met when registering and maintaining a public company may make the economic viability of TransAct very doubtful.

If we are unable to acquire additional oil and gas leases we will have no further potential sources of revenue and will be unsuccessful in implementing our business plan. We currently have only one oil and gas lease with no assurance that we can find additional oil and gas leases for sale on reasonable terms. On September 7, 2006 we acquired 100% interest in a Petroleum and Natural Gas Lease from the province of Alberta, Canada for $12,051 cash, the MedHat Project.  The lease is for a 5 year term and calls for annual rental and royalty payments.  In order to continue our business, it is necessary that we identify and purchase additional oil and gas leases.  Currently, we have not entered into any agreements for any additional oil and gas leases.

If we are unable to compete in the oil and gas lease industry we will have to abandon our business plan and you may lose your entire investment in TransAct.  We operate in the highly competitive areas of oil and natural gas lease acquisition, development, and exploitation. We face intense competition from both major and other independent oil and natural gas companies in seeking to acquire desirable producing properties or new leases for future exploration. Many of our competitors have financial and other resources substantially greater than ours, and some of them are fully integrated oil companies. Many of these companies not only explore for and produce crude petroleum and natural gas but also carry on refining operations and market petroleum and other products on a regional, national or worldwide basis. These companies may be able to pay more for development prospects and productive oil and natural gas properties and may be able to define, evaluate, bid for and purchase a greater number of properties and prospects than our financial or human resources permit. In addition, such companies may have a greater ability to continue lease exploration activities during periods of low hydrocarbon market prices. Our ability to acquire additional properties and to obtain leases in the future will be dependent upon our ability to evaluate and select suitable properties and to consummate transactions in a highly competitive environment.

The prices of the Company's products are controlled by domestic and world markets. However, competition in the petroleum and natural gas exploration industry also exists in the form of competition to acquire the most promising acreage blocks and obtaining the most favorable prices for transporting the product. TransAct, and ventures in which it may participate, are very small compared to other petroleum and natural gas leasing companies. As a result, it may have difficulty acquiring additional acreage and/or projects, and may have difficulty arranging for lucrative leases on the oil or natural gas properties it identifies.

We may incur losses as a result of title deficiencies in the properties in which we invest. If an examination of the title history of a property that we have purchased reveals a petroleum and natural gas lease that has been purchased in error from a person who is not the owner of the mineral interest desired, our interest would be worthless. In such an instance, the amount paid for such petroleum and natural gas lease or leases would be lost. It is our practice, in acquiring petroleum and natural gas leases, or undivided interests in petroleum and natural gas leases, not to undergo the expense of retaining lawyers to examine the title to the mineral interest to be placed under lease or already placed under lease. Rather, we will rely upon the judgment of petroleum and natural gas lease brokers or landmen who perform the fieldwork in examining records in the appropriate governmental office before attempting to acquire a lease in a specific mineral interest. Prior to the drilling of a petroleum and natural gas well, however, it is the normal practice in the petroleum and natural gas industry for the person or company acting as the operator of the well to obtain a preliminary title review of the spacing unit within which the proposed petroleum and natural gas well is to be drilled to ensure there are no obvious deficiencies in title to the well. Frequently, as a result of such examinations, certain curative work must be done to correct deficiencies in the marketability of the title, and such curative work entails expense. The work might include obtaining affidavits of heir ship or causing an estate to be administered.

Acquisitions may prove to be worth less than we paid because of uncertainties in evaluating recoverable reserves and potential liabilities.  Acquisitions of oil and gas leases will be a significant component to our future growth. Successful acquisitions require an assessment of a number of factors, including estimates of recoverable reserves, exploration potential, future oil and gas prices, operating costs and potential environmental and other liabilities. Such assessments are inexact and their accuracy is inherently uncertain. In connection with our assessments, we perform a review of the acquired properties which we believe is generally consistent with industry practices. However, such a review will not reveal all existing or potential problems. In addition, our review may not permit us to become sufficiently familiar with the properties to fully assess their deficiencies and capabilities. We do not inspect every site. Even when we inspect a site, we do not always discover structural, subsurface and environmental problems that may exist or arise. We are generally not entitled to contractual indemnification for pre-closing liabilities, including environmental liabilities. We typically will acquire interests in properties on an “as is” basis with limited remedies for breaches of representations and warranties. As a result of these factors, we may not be able to acquire oil and gas properties that contain economically recoverable reserves or be able to complete such acquisitions on acceptable terms.

We may not be able to obtain adequate financing to continue our operations. We have relied in the past primarily on the sale of equity capital to fund working capital and the acquisition of our prospects and related leases. Failure to generate operating cash flow or to obtain additional financing could result in substantial dilution of our property interests, or delay or cause indefinite postponement of further exploration and development of our prospects with the possible loss of our properties. We will require significant additional capital to fund our future activities and to service current and any future indebtedness. Our failure to find the financial resources necessary to fund our planned activities and service our debt and other obligations could adversely affect our business.

The leasing and management of oil and gas properties involves substantial risks that may result in a total loss of investment. The business of leasing and management of oil and gas properties involves a substantial risk of investment loss that even a combination of experience, knowledge and careful evaluation may not be able to overcome.  If any oil or gas properties we lease are not productive, we will not recognize any revenue from them.  Leasing oil and gas wells involves the risk that the wells will be unproductive or that, although productive, the wells do not produce oil and/or gas in economic quantities. Other hazards, such as unusual or unexpected geological formations, pressures, fires, blowouts, loss of circulation of drilling fluids or other conditions may substantially delay or prevent completion of any well. Adverse weather conditions can also hinder operations. A productive well may become uneconomic in the event water or other deleterious substances are encountered, which impair or prevent the production of oil and/or gas from the well. In addition, production from any well may be unmarketable if it is contaminated with water or other deleterious substances.  Our revenue will depend entirely on leasing oil and gas properties that are economically productive.

We may suffer losses or incur liability for events that we or third party operators of a property have chosen not to insure against. We may suffer losses from uninsurable hazards or from hazards, which we or the operator have chosen not to insure against because of high premium costs or other reasons. We may become subject to liability for pollution, fire, explosion, blowouts, cratering and oil spills against which we cannot insure or against which we may elect not to insure. Such events could result in substantial damage to oil and gas wells, producing facilities and other property and personal injury. The payment of any such liabilities may have a material adverse effect on our financial position.

The volatility of natural gas and oil prices could have a material adverse effect on our business. A sharp decline in the price of natural gas and oil prices would result in a commensurate reduction in our potential income from the production of oil and gas. In the event prices fall substantially, we may not be able to realize a profit from our lease and would continue to operate at a loss. In recent decades, there have been periods of both worldwide overproduction and underproduction of hydrocarbons and periods of both increased and relaxed energy conservation efforts. Such conditions have resulted in periods of excess supply of, and reduced demand for, crude oil on a worldwide basis and for natural gas on a domestic basis. These periods have been followed by periods of short supply of, and increased demand for, crude oil and natural gas. The excess or short supply of crude oil has resulted in dramatic price fluctuations even during relatively short periods of seasonal market demand. Among the factors that can cause the price volatility are:

•

worldwide or regional demand for energy, which is affected by economic conditions;

•

the domestic and foreign supply of natural gas and oil;

•

weather conditions;

•

domestic and foreign governmental regulations;

•

political conditions in natural gas or oil producing regions;

•

the ability of members of the Organization of Petroleum Exporting Countries to agree upon and maintain oil prices and production levels;

•

the price and availability of alternative fuels;

•

acts of war, terrorism or vandalism; and

•

market manipulation.

Our natural gas and oil lease is currently located in, and all of our future natural gas and oil leases are anticipated to be located in, the province of Alberta, Canada. Factors that can cause price volatility for crude oil and natural gas within this region are:

•

the availability of gathering systems with sufficient capacity to handle local production;

•

seasonal fluctuations in local demand for production;

•

local and national gas storage capacity;

•

interstate pipeline capacity; and

•

the availability and cost of gas transportation facilities from the Alberta, Canada region.

It is impossible to predict natural gas and oil price movements with certainty. Lower natural gas and oil prices may not only decrease our revenues on a per unit basis but also may reduce the amount of natural gas and oil that our current lease and future leases can produce economically. A substantial or extended decline in natural gas and oil prices may materially and adversely affect our future business, financial condition, results of operations, liquidity and ability to finance planned capital expenditures. Further, oil prices and natural gas prices do not necessarily move together.

We do not currently have any contracts with any operators, however, exploration and development drilling by third parties may not result in commercially productive reserves. Third party operators will not always encounter commercially productive reservoirs through their drilling operations. The seismic data and other technologies we use do not allow us to know conclusively prior to  a well that oil or gas is present or may be produced economically. The cost of drilling, completing and operating a well is often uncertain, and cost factors can adversely affect the economics of a project. Our efforts will be unprofitable if the operator drills dry wells or wells that are productive but do not produce enough reserves to return a profit after drilling, operating and other costs. Further, the drilling operations may be curtailed, delayed or canceled as a result of a variety of factors, including:

•

increases in the cost of, or shortages or delays in the availability of, drilling rigs and equipment;

•

unexpected drilling conditions;

•

title problems;

•

pressure or irregularities in formations;

•

equipment failures or accidents;

•

adverse weather conditions; and

•

compliance with environmental and other governmental requirements.

Although we do not yet have any contracts with partners or third-party operators, financial difficulties encountered by our future partners or third-party operators could adversely affect the exploration and development of our prospects. Liquidity and cash flow problems encountered by our partners may prevent or delay the drilling of a well or the development of a project. Our partners may be unwilling or unable to pay their share of the costs of projects as they become due. In the case of a farm-out partner, we would have to find a new farm-out partner or obtain alternative funding in order to complete the exploration and development of the prospects subject to the farm-out agreement. We cannot assure you that we would be able to obtain the capital necessary to fund these contingencies or that we would be able to find a new farm-out partner.

Any development project of our resource assets will be directly affected by the royalty regime applicable. The economic benefit of future capital expenditures for projects is, in many cases, dependent on a satisfactory royalty regime. There can be no assurance that the provincial/state governments will not adopt a new royalty regime that will make capital expenditures uneconomic or that the royalty regime currently in place will remain unchanged.

Environmental costs and liabilities and changing environmental regulation could materially affect our cash flow. Our operations are subject to stringent federal, state and local laws and regulations relating to environmental protection. These laws and regulations may require the acquisition of permits or other governmental approvals, limit or prohibit our operations on environmentally sensitive lands, and place burdensome restrictions on the management and disposal of wastes. Failure to comply with these laws may result in the assessment of administrative, civil and criminal penalties, the imposition of remedial obligations, and the issuance of injunctions that may delay or prevent our operations. Any stringent changes to these environmental laws and regulations may result in increased costs to us with respect to the disposal of wastes, the performance of remedial activities, and the incurrence of capital expenditures.

We are subject to complex governmental regulations which may adversely affect the cost of our business.  Petroleum and natural gas exploration, development and production are subject to various types of regulation by local, state and federal agencies. The operators may be required to make large  expenditures to comply  with these  regulatory requirements. Legislation affecting the petroleum and natural gas industry is under constant review for amendment and expansion. Also, numerous departments and agencies, both federal and state, are authorized by statute to issue and have issued rules and regulations binding on the petroleum and natural gas industry and its individual members, some of which carry substantial penalties for failure to comply. Any increases in the regulatory burden on the petroleum and natural gas industry created by new legislation would increase our cost of doing business and, consequently, adversely affect our profitability. A major risk inherent in drilling is the need to obtain drilling and right of way permits from local authorities. Delays in obtaining drilling and/or right of way permits, the failure to obtain a drilling and/or right of way permit for a well or a permit with unreasonable conditions or costs could have a materially adverse effect on our ability to effectively develop our properties.

Our stock will likely be subject to the Penny Stock rules, which impose significant restrictions on broker-dealers and may affect the resale of our stock.   A penny stock is generally a stock that:

•

is not listed on a national securities exchange or NASDAQ,

•

is listed in the "pink sheets" or on the NASD OTC Bulletin Board,

•

has a price per share of less than $5.00 and

•

is issued by a company with net tangible assets less than $5 million.

The penny stock trading rules impose additional duties and responsibilities upon broker-dealers and salespersons effecting purchase and sale transactions in common stock and other equity securities, including

•

determination of the purchaser's investment suitability,

•

delivery of certain information and disclosures to the purchaser, and

•

receipt of a specific purchase agreement before effecting the purchase transaction.

Many broker-dealers will not effect transactions in penny stocks, except on an unsolicited basis, in order to avoid compliance with the penny stock trading rules.  In the event our common stock becomes subject to the penny stock trading rules,

•

such rules may materially limit or restrict the ability to resell our common stock, and

•

the liquidity typically associated with other publicly traded equity securities may not exist.

Because of the significant restrictions on trading penny stocks, a public market may never emerge for our securities.  If this happens, you may never be able to publicly sell your shares.

Item 7.

Financial Statements.

See Financial Statements following the signature page of this report.

Item 8.

Changes In and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

Item 8A(T). Controls and Procedures.

(a) Evaluation of Disclosure Controls and Procedures.  Our management, with the participation of our President, evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, our President concluded that our disclosure controls and procedures as of the end of the period covered by this report were effective such that the information required to be disclosed by us in reports filed under the Securities Exchange Act of 1934 is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to our management, including our President, as appropriate to allow timely decisions regarding disclosure. A controls system cannot provide absolute assurance, however, that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.

Management’s Annual Report on Internal Control over Financial Reporting.  Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes of accounting principles generally accepted in the United States.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Therefore, even those systems determined to be effective can provide only reasonable assurance of achieving their control objectives.

Our management, with the participation of the President, evaluated the effectiveness of the Company’s internal control over financial reporting as of December 31, 2007.  In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework.  Based on this evaluation, our management, with the participation of the President, concluded that, as of December 31, 2007, our internal control over financial reporting was effective.

(b)  Changes in Internal Control over Financial Reporting.  There were no changes in the Company's internal controls over financial reporting, known to the chief executive officer or the chief financial officer, that occurred during the period covered by this report that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

Item 8B. Other Information

There are no further disclosures. All information that was required to be disclosed in a Form 8-K during the fourth quarter, 2007 has been disclosed.

PART III

Item 9.

Directors, Executive Officers, Promoters and Control Persons; Compliance With Section 16(a) of the

Exchange Act.

The following table sets forth the name, age, position and office term of each executive officer and director of the Company.

Name	Age	Position	Since
Roderick Bartlett	51	Chief Executive Officer, President & Director	March 15, 2006
Harold Forzley	55	Chief Financial Officer, Secretary, Treasurer & Director	March 15, 2006
Craig Robson	56	Director	December 20, 2006

The following is a brief biography of our officers and directors.

Roderick C. Bartlett, CEO, President and Director.  Mr. Bartlett is currently the President and a director of S2C Global Systems, Inc., a public company traded on the Over the Counter Bulletin Board.   Mr. Bartlett has spent most of the past 10 years in his business development and his own ventures including a real estate development company, Triple R Developments, LTD (1991-2001) of which he was the President and majority shareholder. His public company experience includes the Reverse Take Over (RTO) of a Canadian Public Company, Claddagh Gold (August 1998 to August 2001). Mr. Bartlett through the RTO established a resort management company Resorts Unlimited Management (Toronto Stock Exchange-RUM) of which he was CEO and President.  From December 2001 to April 2004, Mr. Bartlett was Vice President Sales and Marketing of ActionView International (OBTCC-AVWI). Mr. Bartlett went on to accept the position of Director, President and CEO of Quest Oil Corporation (OTCBB-QOIL) which he held from February 2004 until June 30, 2005.  Mr. Bartlett is responsible for the day to day operations and planning of S2C. Mr. Bartlett’s business experience over the past five years included business planning and execution, mergers and acquisitions, corporate finance, corporate governance, product development, resource development, project management, marketing strategies and execution.

Harold Forzley, CFO, Secretary, Treasurer and Director.  Mr. Forzley is currently the Chief Financial Officer and a director of S2C Global Systems, Inc., a public company traded on the Over the Counter Bulletin Board.   Mr. Forzley earned a BA Commerce while attending at Simon Fraser University and a Chartered Accountant designation while employed at Thorne Riddell (now KPMG). After an eight year tenure with Thorne Riddell, Mr. Forzley spent the next 20 years building a variety of companies primarily in the mining sector. Of note Mr. Forzley developed Continental Gold Corp. selling out to Placer Dome, now Barrick Gold Corporation (NYSE-ABX) and El Condor Resources selling out to Royal Oak (no longer trading). Both companies were sold for substantial returns to their shareholders. Mr. Forzley has spent the past five years in his own consultancy, providing financial/business advice to a variety of small businesses.  In September 2005, Mr. Forzley joined the board and became an officer of a mineral exploration company, Sonora Gold Corp. (Toronto Stock Exchange – SGG). In September 2006, Mr. Forzley joined the board and became an officer of a mineral exploration company, Grande Portage Resources Ltd., (Toronto Stock Exchange – GPG).  In February 2006, Mr. Forzley became the President of Pacific Cascade Minerals, Inc. (Toronto Stock Exchange – PCV).

Craig Robson, Director.  Mr. Robson began his career as a stock broker and investment advisor in 1971.  From 1975 to 1978, Mr. Robson was Deputy Sheriff of the British Columbia Ministry of the Attorney General and was responsible for management of the Crown Counsel Office court securities and seizures.  From 1980 to 1986, Mr. Robson was a Senior Investigator for the British Columbia Ministry of Finance where he investigated stock fraud and market manipulations.  He continued his career as a consultant to private and public companies and as an investment advisor.  Mr. Robson was a Director of Enternet, Inc. a publicly traded company from 2000 to 2001.  From 2001 to 2002, Mr. Robson was a director and President of Ashlar Financial Service Corp.  From 2002 to 2004, Mr. Robson assisted regulators and legal counsel as a private consultant to uncover and pursue perpetrators of fraud regarding Ashlar Financial Services Corp.  From 2005 to the present, Mr. Robson is a director of a private company, Shore Boards International, Inc.  Mr. Robson also currently acts as a consultant to and sits as a director for Sonora Gold Corp., a public company, (Toronto Stock Exchange – SGG),  is Vice President of West High Yield Resources Ltd., a public company, (Toronto Stock Exchange – YWHY), and sits as a director of Pacific Cascade Minerals, Inc., (Toronto Stock Exchange – PCV).

From June 2001 to August 2002, Mr. Robson was a director and President of Ashlar Financial Service Corp., a publicly traded company which in February 2000, had acquired a wholly owned subsidiary, Ashlar Capital Corporation, a receivables factoring company.  In July of 2002, Mr. Robson and others in the parent company, discovered that the president of the subsidiary along with others had withheld vital information and misrepresented the status of a large account receivable, which was delinquent and with no prospect or intention of being paid.  Mr. Robson reported the discovery to the regulatory bodies and as a result the company became insolvent and was put into receivership.  A cease trade order was issued by the British Columbia Securities Commission with respect to the company which has since been delisted.

Compliance with Section 16(a) of the Exchange Act.

We are not subject to the provisions of Section 16(a) of the Exchange Act.

Item 10. Executive Compensation.

We have no formal compensation agreements or employment contracts with our officers or directors.  Directors do not receive any fees for services on the Board of Directors, but are reimbursed for their expenses for each meeting they attend.  Our executive officers did not receive any compensation whatsoever for the years ended December 31, 2006 and 2007, nor do they currently receive any compensation.

We do not have any agreements or understandings that would change the terms of compensation during the course of the year. We do not anticipate compensating any directors.

SUMMARY COMPENSATION TABLE

Name and Principal Position	Year Ended	Annual Compensation			Long Term Compensation			All Other Compensation ($)
					Awards		Payouts
		Salary ($)	Bonus ($)	Other Annual Compensation ($)	Restricted Stock Awards ($)	Securities Underlying Options/ SARs (#)	LTIP Payouts ($)
Roderick C. Bartlett, CEO,	2007	$-0-	-0-	-0-	-0-	-0-	-0-	$-0-
President and Director	2006	$-0-	0-	-0-	-0-	-0-	-0-	$-0-
Harold Forzley, CFO, Secretary,	2007	$-0-	-0-	-0-	-0-	-0-	-0-	$-0-
Treasurer and Director	2006	$-0-	0-	-0-	-0-	-0-	-0-	$-0-
Craig Robson,	2007	$-0-	-0-	-0-	-0-	-0-	-0-	$-0-
Director	2006	$-0-	0-	-0-	-0-	-0-	-0-	$-0-

Item 11.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth as of December 31, 2007, the name and shareholdings of each person known to us that either directly or beneficially holds more than 5% of our 9,400,000 issued and outstanding shares of common stock, $.001 par value.  The table also lists the name and shareholdings of each director and of all officers and directors as a group.  Except as otherwise indicated, the persons named in the table have sole voting and dispositive power with respect to all shares beneficially owned, subject to community property laws where applicable.

Name & Address	Title of Class	Number of Shares Beneficially Owned	% of Class
Roderick Bartlett (1)(2) 1188 West Georgia Street, Suite 1650 Vancouver, BC Canada V6E 4A2	Common	1,875,000	19.94%
Harold Forzley (1) 2236 Nelson Ave. BC Canada V7V 2P8	Common	1,775,000	18.88%
Richard P. Johnson 5008 Varsity Dr. N.W. Calgary, Alberta T3A 1A5 Canada	Common	1,075,000	11.44%
Herb P. Miller 16 Arbour Estates Landing N.W. Calgary, Alberta T3G 3Z9 Canada	Common	1,075,000	11.44%
Craig Robson (1) 6511 Houseman Pl. Richmond, BC V7E 4A8 Canada	Common	700,000	7.44%
Chris Haugen #311 3333 W. 4th Ave. Vancouver, BC V6R 4R9 Canada	Common	1,100,000	11.7%
Peter Miele 2434 Nelson Ave. West Vancouver, BC Canada V7V 2P8	Common	900,000	9.57%
All directors and executive officers as a group: (3 people)	Common	4,350,000	46.27%

(1)

Officer and/or director.

(2)

These shares are held in the name of B.P.Y.A. 966 Holdings, Ltd., an entity owned and controlled by Roderick Bartlett.

Item 12.  Certain Relationships and Related Transactions.

We utilize office space provided by our President, Roderick Bartlett and additional office space provided by one of our shareholders, Herb Miller at no cost to TransAct.  To date, TransAct has reimbursed a company controlled by Mr. Bartlett in the amount of $5,630 for the use of telephone, fax and office equipment.

Item 13.  Exhibits.

Exhibit Number	Title	Location

Exhibit 3(i)	Articles of Incorporation	*

Exhibit 3(ii)	Bylaws	*

Exhibit 31.1	Certification of the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Attached

Exhibit 31.2	Certification of the and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Attached

Exhibit 32.1	Certification of the Principal Executive Officer pursuant to U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 **	Attached

Exhibit 32.2	Certification of the Principal Financial Officer pursuant to U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 **	Attached

* Incorporated by reference. Filed as exhibit to SB-2 filed December 29, 2006

**The Exhibit attached to this Form 10-KSB shall not be deemed "filed" for purposes of Section 18 of the Securities Exchange Act of 1934 (the "Exchange Act") or otherwise subject to liability under that section, nor shall it be deemed incorporated by reference in any filing under the Securities Act of 1933, as amended, or the Exchange Act, except as expressly set forth by specific reference in such filing.

Item 14.  Principal Accountant Fees and Services.

Audit Fee

The aggregate fees billed in the last fiscal year for professional services rendered by the principal accountant for the audit of Transact’s annual financial statement and review of financial statements included in Transact’s 10-QSB reports and services normally provided by the accountant in connection with statutory and regulatory filings or engagements were $0 for fiscal year ended 2006 and $10,490 for fiscal year ended 2007.

Audit-Related Fees

There were no fees for other audit related services for fiscal years ended 2006 and 2007.

Tax Fees

There were no fees for tax compliance, tax advice and tax planning for the fiscal years 2006 and 2007.

All Other Fees

There were no other aggregate fees billed in either of the last two fiscal years for products and services provided by the principal accountant, other than the services reported above.

We do not have an audit committee currently serving and as a result our board of directors performs the duties of an audit committee.  Our board of directors will evaluate and approve in advance, the scope and cost of the engagement of an auditor before the auditor renders audit and non-audit services.  We do not rely on pre-approval policies and procedures.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TRANSACT ENERGY CORP.

By:	/s/ Roderick C. Bartlett	By	/s/ Harold Forzley
	Roderick C. Bartlett		Harold Forzley
	Chief Executive Officer		Chief Financial Officer

Date:	March 12, 2008	Date:	March 12, 2008

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:	/s/ Roderick C. Bartlett	Date:	March 12, 2008
Roderick C. Bartlett, Director

By:	/s/ Harold Forzley	Date:	March 12, 2008
Harold Forzley, Director

By:	/s/ Craig Robson	Date:	March 12, 2008
Craig Robson, Director

TRANSACT ENERGY CORP.

[A Development Stage Company]

 FINANCIAL STATEMENTS

DECEMBER 31, 2007

______________

TRANSACT ENERGY CORP.

 [A Development Stage Company]

CONTENTS

PAGE

Report of Independent Registered Public
Accounting Firm	F-3

Balance Sheets, December 31, 2007 and 2006	F-4

Statements of Operations, for the periods ended
December 31, 2007 and 2006 and from inception
on March 15, 2006 through December 31, 2007	F-5

Statement of Stockholders’ Equity,
from inception on March 15, 2006 through
December 31, 2007	F-6

Statements of Cash Flows, for the periods ended
December 31,2007 and 2006 and from inception
on March 15, 2006 through December 31, 2007	F-7

Notes to Financial Statements	F-8 – F-11

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors

TRANSACT ENERGY CORP.

Vancouver, BC

We have audited the accompanying balance sheet of TransAct Energy Corp. [a development stage company] as of December 31, 2007 and 2006, and the related statements of operations, stockholders' equity and cash flows for the years ended December 31, 2007 and 2006 and for the period from inception on March 15, 2006 through December 31, 2007.  These financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting.  Accordingly, we express no such opinion.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of TransAct Energy Corp. as of December 31, 2007, and the results of its operations and its cash flows for the years ended December 31, 2007 and 2006 and for the period from inception on March 15, 2006 through December 31, 2007, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that TransAct Energy Corp. will continue as a going concern.  As discussed in Note 5 to the financial statements, TransAct Energy Corp. has incurred losses since its inception and has not yet established profitable operations.  These factors raise substantial doubt about the ability of the Company to continue as a going concern.  Management’s plans in regards to these matters are also described in Note 5.  The financial statements do not include any adjustments that might result from the outcome of these uncertainties.

/s/ Pritchett, Siler & Hardy, P.C.

PRITCHETT, SILER & HARDY, P.C.

March 12, 2008

Salt Lake City, Utah

TRANSACT ENERGY CORP.

[A Development Stage Company]

 BALANCE SHEETS

ASSETS

	December 31,	December 31
	2007	2006

CURRENT ASSETS:
Cash	$11,680	$31,049
Total Current Assets	11,680	31,049

INVESTMENT IN LEASE (NOTE 2)	12,267	12,051

OTHER ASSET:
Deferred stock offering costs	-0-	4,000
	$23,947	$47,100

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts payable	$4,652	$5,781
Total Current Liabilities	4,652	5,781

STOCKHOLDERS’ EQUITY:
Preferred stock, $.001 par value,
10,000,000 shares authorized,
no shares issued and outstanding	-	-
Common stock, $.001 par value,
100,000,000 shares authorized,
9,400,000 shares issued and
outstanding	9,400	9,400
Capital in excess of par value	44,100	44,100
Deficit accumulated during the
development stage	(34,205)	(12,181)
Total Stockholders’ Equity	19,295	41,319
	$23,947	$47,100

The accompanying notes are an integral part of these financial statements.

TRANSACT ENERGY CORP.

[A Development Stage Company]

 STATEMENTS OF OPERATIONS

	Cumulative
	from inception		From Inception
	On March 15,	Year ended	on March 15,
	2006, Through		2006, Through
	December 31,	December 31,	December 31,
	2007	2007	2006

REVENUE	$-	$-	$-

EXPENSES:
General and administrative	34,205	22,024	12,181
Total Expenses	34,205	22,024	12,181

LOSS FROM OPERATIONS
BEFORE INCOME TAXES	(34,205)	(22,024)	(12,181)

CURRENT TAX EXPENSE	-	-	-

DEFERRED TAX EXPENSE	-	-	-

NET LOSS	$(34,205)	$(22,024)	$(12,181)

LOSS PER COMMON SHARE		$(.00)	$(.00)

The accompanying notes are an integral part of these financial statements.

TRANSACT ENERGY CORP.

[A Development Stage Company]

STATEMENT OF STOCKHOLDERS’ EQUITY

FROM INCEPTION ON MARCH 15, 2006

THROUGH DECEMBER 31, 2007

						Deficit
						Accumulated
	Preferred Stock		Common Stock		Capital in	During the
					Excess of	Development
	Shares	Amount	Shares	Amount	Par Value	Stage
BALANCE, March 15, 2006	-	$-	-	$-	$-	$-

Issuance of 8,500,000 shares of
common stock for cash at $.001
per share, April 2006.	-	-	8,500,000	8,500	-	-

Issuance of 900,000 shares of
common stock for cash at $.05
per share, August 2006	-	-	900,000	900	44,100	-

Net loss for the period ended
December 31, 2006	-	-	-	-	-	(12,181)

BALANCE, December 31, 2006	-	-	9,400,000	9,400	44,100	(12,181)

Net loss for the year ended
December 31, 2007	-	-	-	-	-	(22,024)

BALANCE, December 31, 2007	-	$-	9,400,000	$9,400	$44,100	$(34,205)

The accompanying notes are an integral part of these financial statements.

TRANSACT ENERGY CORP.

[A Development Stage Company]

STATEMENTS OF CASH FLOWS

	Cumulative
	from inception		From Inception
	on March 15,		on March 15,
	2006 through	Year ended	2006 through
	December 31,	December 31,	December 31,
	2007	2007	2006
Cash Flows From Operating Activities:
Net loss	$(34,205)	$(22,024)	$(12,181)
Adjustments to reconcile net loss to net cash
used by operating activities:
Change in assets and liabilities:
(Decrease ) increase in accounts payable	4,652	(1,129)	5,781

Net Cash (Used) by Operating Activities	(29,553)	(23,153)	(6,400)

Cash Flows From Investing Activities:
Acquisition of oil and gas leases	(12,267)	(216)	(12,051)

Net Cash (Used) by Investing Activities	(12,267)	(216)	(12,051)

Cash Flows From Financing Activities:
Proceeds from common stock issuance	53,500	-	53,500
Stock offering costs	-	4,000	(4,000)

Net Cash Provided by Financing Activities	53,500	4,000	49,500

Net Increase (Decrease) in Cash	11,680	(19,369)	31,049

Cash at Beginning of Period	-	31,049	-

Cash at End of Period	$11,680	$11,680	$31,049

Supplemental Disclosures of Cash Flow Information:
Cash paid during the periods for:
Interest	$-	$-	$-
Income taxes	$-	$-	$-

Supplemental Schedule of Noncash Investing and Financing Activities:

For the periods ended December 31, 2007 and 2006:
None

The accompanying notes are an integral part of these financial statements.

TRANSACT ENERGY CORP.

[A Development Stage Company]

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2007

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

Recently Enacted Accounting Standards - Statement of Financial Accounting Standards (“SFAS”) No. 155, “Accounting for Certain Hybrid Financial Instruments – an amendment of FASB Statements No. 133 and 140”, SFAS No. 156, “Accounting for the Servicing of Financial Assets”, SFAS No. 157, “Fair Value Measurements”, SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans – an amendment of FASB Statements No. 87, 88, 106, and 132(R)”, SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities – Including an amendment of FASB Statement No. 115”, and SFAS No. 160, “Noncontrolling Interest in Consolidated Financial Statements” (as amended), were recently issued.  SFAS No. 155, 156, 157, 158, 159 and 160 have no current applicability to the Company or their effect on the financial statements would not have been significant.

TRANSACT ENERGY CORP.

[A Development Stage Company]

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2007

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

NOTE 2 - INVESTMENT IN LEASE

On September 7, 2006 the Company acquired a 100% interest in a Petroleum andNatural Gas Lease from the province of Alberta, Canada for $12,051 cash. In addition during the year ended December 31, 2007 an annual lease payment of $216 was paid for a total capitalized cost of $ 12,267. The lease is for a 5 year term and calls for annual rental and royalty payments in accordance with the Mines and Mineral Act of Alberta.

NOTE 3 - CAPITAL STOCK

Preferred Stock - The Company has authorized 10,000,000 shares of preferred stock, $.001 par value, with such rights, preferences and designations and to be issued in such series as determined by the Board of Directors.  No shares are issued and outstanding at December 31, 2007.

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

TRANSACT ENERGY CORP.

[A Development Stage Company]

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2007

NOTE 4 - INCOME TAXES

The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109 “Accounting for Income Taxes”.  SFAS No. 109 requires the Company to provide a net deferred tax asset/liability equal to the expected future tax benefit/expense of temporary reporting differences between book and tax accounting methods and any available operating loss or tax credit carryforwards.  The Company has available at December 31, 2007, an operating loss carryforward of approximately $34,205, which may be applied against future taxable income and which expires in various years through 2027.

The amount of and ultimate realization of the benefits from the operating loss carryforwards for income tax purposes is dependent, in part, upon the tax laws in effect, the future earnings of the Company, and other future events, the effects of which cannot be determined.  Because of the uncertainty surrounding the realization of the loss carryforwards, the Company has established a valuation allowance equal to the tax effect of the loss carryforwards and, therefore, no deferred tax asset has been recognized for the loss carryforwards.  The net deferred tax asset is approximately $ 6,840 and $2,436 as of December 31, 2007 and 2006 respectively, with an offsetting valuation allowance of the same amount.  The change in the valuation allowance for the year ended December 31, 2007 is approximately $ 4,400.

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

Office Space - The Company has not had a need to rent office space.  A related company of an officer/shareholder is allowing the Company to use an office as a mailing address, needed, at no expense to the Company. To date the Company has reimbursed this $5,630 for the use of telephone, fax and office equipment.

TRANSACT ENERGY CORP.

[A Development Stage Company]

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2007

NOTE 7 - LOSS PER SHARE

The following data show the amounts used in computing loss per share for the periods presented:

		From Inception
		on March 15,
	Year ended	2006 through
	December 31,	December 31,
	2007	2006
Loss available to common shareholders
(numerator)	$(22,024)	$(12,181)

Weighted average number of common shares
outstanding during the period used in loss per
share (denominator)	9,400,000	8,800,000

Dilutive loss per share was not presented, as the Company had no common equivalent shares for all periods presented that would affect the computation of diluted loss per share.

NOTE 8 – SUBSEQUENT EVENTS

Proposed Public Offering of Common Stock - The Company is proposing to make a public offering of 2,000,000 shares of common stock.  The Company has filed a registration statement with the United States Securities and Exchange Commission on Form SB-2.  An offering price of $.25 per share has arbitrarily been determined by the Company.  The offering will be managed by the Company without any underwriter.  The units will be offered and sold by officers and directors of the Company, who will receive no sales commissions or other compensation in connection with the offering, except for reimbursement of expenses actually incurred on behalf of the Company in connection with the offering.  The offering expired during February 2008.  The Company plans to file a new registration statement using Form S-1.  The Company has incurred stock offering costs related to the unsuccessful offering of $4,000 as of December 31, 2007.