Form 10-Q
period 2008-03-31
TRANSACT ENERGY CORP
filed 2008-05-07
CIK 1383394

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2008.

or

☐   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________________ to ___________________________

Commission File Number:  333-139746

TRANSACT ENERGY CORP.

(Exact name of registrant as specified in its charter)

Nevada	98-0515445
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1650-1188 West Georgia, Vancouver, BC, Canada	V6E 4A2
(Address of principal executive offices)	(Zip Code)

604-629-2461

(Registrant’s telephone number, including area code)

_______________________________________________________

(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.      ☒   Yes  ☐    No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐

 Accelerated filer ☐

Non-accelerated filer ☐  (Do not check if a smaller reporting company)

Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  ☐  Yes  ☒   No

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY

PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.  ☐   Yes   ☐   No

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of March 31, 2008:  9,400,000

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

The accompanying financial statements have been prepared by the Company without audit.  In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at March 31, 2008 and 2007 and for the periods then ended have been made.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted.  It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s December 31, 2007 audited financial statements.  The results of operations for the periods ended March 31, 2008 and 2007 are not necessarily indicative of the operating results for the full year.

TRANSACT ENERGY CORP.

[A Development Stage Company]

INTERIM FINANCIAL STATEMENTS

MARCH 31, 2008

______________

(Unaudited)

TRANSACT ENERGY CORP.

[A Development Stage Company]

(Unaudited)

TRANSACT ENERGY CORP.

[A Development Stage Company]

INTERIM BALANCE SHEETS

ASSETS

	(Unaudited)	(Audited)
	March 31,	December 31,
	2008	2007

CURRENT ASSETS:
Cash	$7,672	$11,680

Total Current Assets	7,672	11,680

INVESTMENT IN LEASE (NOTE 2	12,267	12,267
	$19,939	$23,947

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
Accounts payable	$12,794	$4,652

Total Current Liabilities	12,794	4,652

STOCKHOLDERS' EQUITY:
Preferred stock, $.001 par value,
10,000,000 shares authorized,
no shares issued and outstanding	-	-
Common stock, $.001 par value,
100,000,000 shares authorized,
9,400,000 shares issued and
outstanding	9,400	9,400
Capital in excess of par value	44,100	44,100
Deficit accumulated during the
development stage	(46,355)	(34,205)

Total Stockholders' Equity	7,145	19,295
	$19,939	$23,947

The accompanying notes are an integral part of these financial statements.

TRANSACT ENERGY CORP.

[A Development Stage Company]

INTERIM STATEMENTS OF OPERATIONS

FOR THE THREE MONTH PERIOD ENDED MARCH 31, 2008 AND 2007

(Unaudited)

	Cumulative from inception on March 15, 2006	Three months	Three months
	through	ended	ended
	March 31,	March 31,	March 31,
	2008	2008	2007

REVENUE	$-	$-	$-

EXPENSES:
General and administrative	46,355	12,150	2,359

Total Expenses	46,355	12,150	2,359

LOSS FROM OPERATIONS
BEFORE INCOME TAXES	(46,355)	(12,150)	(2,359)

CURRENT TAX EXPENSE	-	-	-

DEFERRED TAX EXPENSE	-	-	-

NET LOSS	$(46,355)	$(12,150)	$(2,359)

LOSS PER COMMON SHARE	$(.00)	$(.00)

The accompanying notes are an integral part of these financial statements.

TRANSACT ENERGY CORP.

[A Development Stage Company]

INTERIM STATEMENTS OF CASH FLOWS

FOR THE THREE MONTH PERIODS ENDED MARCH 31, 2008 AND 2007

(Unaudited)

Cumulative from inception on March 15, 2006		Three months	Three months
	through	ended	ended
	March 31,	March 31,	March 31,
	2008	2008	2007

Cash Flows From Operating Activities:
Net loss	$(46,355)	$(12,150)	$(2,359)
Adjustments to reconcile net loss to net cash
used by operating activities:
Change in assets and liabilities:
Increase in accounts payable	12,794	8,142	1,048

Net Cash (Used) by Operating Activities	(33,561)	(4,008)	(1,311)

Cash Flows From Investing Activities:
Acquisition of oil and gas leases	(12,267)	-	-

Net Cash (Used) by Investing Activities	(12,267)	-	-

Cash Flows From Financing Activities:
Proceeds from common stock issuance	53,500	-	-

Net Cash Provided by Financing Activities	53,500	-	-

Net Increase (Decrease) in Cash	7,672	(4,008)	(1,311)

Cash at Beginning of Period	-	11,680	31,049
Cash at End of Period	$7,672	$7,672	$29,738

Supplemental Disclosures of Cash Flow Information:
Cash paid during the periods for:
Interest	$-	$-	$-
Income taxes	$-	$-	$-

Supplemental Schedule of Noncash Investing and Financing Activities:

For the period ended March 31, 2008 and 2007 :
None

The accompanying notes are an integral part of these financial statements.

TRANSACT ENERGY CORP.

[A Development Stage Company]

NOTES TO INTERIM FINANCIAL STATEMENTS

MARCH 31, 2008

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

Interim Condensed Financial Statements - The accompanying interim financial statements have been prepared by the Company without audit.  In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at March 31, 2008 and 2007 and for the periods then ended have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted.  It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s December 31, 2007 audited financial statements.  The results of operations for the periods ended March 31, 2008 and 2007 are not necessarily indicative of the operating results for the full year.

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

MARCH 31,2008

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

TRANSACT ENERGY CORP.

[A Development Stage Company]

NOTES TO INTERIM FINANCIAL STATEMENTS

MARCH 31,2008

(Unaudited)

NOTE 3 - CAPITAL STOCK

Preferred Stock - The Company has authorized 10,000,000 shares of preferred stock, $.001 par value, with such rights, preferences and designations and to be issued in such series as determined by the Board of Directors.  No shares are issued and outstanding at March 31, 2008.

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

NOTE 4 - INCOME TAXES

The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109 “Accounting for Income Taxes”. SFAS No. 109 requires the Company to provide a net deferred tax asset/liability equal to the expected future tax benefit/expense of temporary reporting differences between book and tax accounting methods and any available operating loss or tax credit carryforwards.  The Company has available at March 31, 2008, an operating loss carryforward of approximately $46,355, which may be applied against future taxable income and which expires in various years through 2028.

The amount of and ultimate realization of the benefits from the operating loss carryforwards for income tax purposes is dependent, in part, upon the tax laws in effect, the future earnings of the Company, and other future events, the effects of which cannot be determined.  Because of the uncertainty surrounding the realization of the loss carryforwards, the Company has established a valuation allowance equal to the tax effect of the loss carryforwards and, therefore, no deferred tax asset has been recognized for the loss carryforwards.  The net deferred tax asset is approximately $9,721 as of March 31, 2008, with an offsetting valuation allowance of the same amount.

TRANSACT ENERGY CORP.

[A Development Stage Company]

NOTES TO INTERIM FINANCIAL STATEMENTS

MARCH 31,2008

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

Office Space - The Company has not had a need to rent office space.  A related company of an officer/shareholder is allowing the Company to use an office as a mailing address, as needed, at no expense to the Company. During the three months ended March 31, 2008 the Company has accrued $3,600 for the use of telephone, fax and office equipment.  During the year ended December 31, 2007the Company paid a total of $5,630 to the related entity for telephone, fax and office equipment.

TRANSACT ENERGY CORP.

[A Development Stage Company]

NOTES TO INTERIM FINANCIAL STATEMENTS

MARCH 31,2008

(Unaudited)

NOTE 7 - LOSS PER SHARE

The following data show the amounts used in computing loss per share for the periods presented:

	Three months ended	Three months ended
	March 31,	March 31,
	2008	2007

Loss available to common shareholders
(numerator)	$(12,150)	$(2,359)

Weighted average number of common shares
outstanding during the period used in loss per
share (denominator)	9,400,000	9,400,000

Dilutive loss per share was not presented, as the Company had no common equivalent shares for all periods presented that would affect the computation of diluted loss per share.

NOTE 8 – SUBSEQUENT EVENTS

Proposed Public Offering of Common Stock - The Company is proposing to make a public offering of 2,000,000 shares of common stock.  The Company previously filed a registration statement with the United States Securities and Exchange Commission on Form SB-2.  The offering expired during February 2008 with no shares sold.  The Company plans to file a new registration statement using Form S-1.  Stock offering costs related to the unsuccessful offering of $4,000 were expensed during December, 2007.

ITEM 2.  PLAN OF OPERATIONS

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION OR PLAN OF OPERATION

FORWARD-LOOKING STATEMENT NOTICE

This Form 10-Q contains certain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995.  For this purpose any statements contained in this Form 10-Q that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the foregoing, words such as “may,” “will,” “expect,” “believe,” “anticipate,” “estimate” or “continue” or comparable terminology are intended to identify forward-looking statements.  These statements by their nature involve substantial risks and uncertainties, and actual results may differ materially depending on a variety of factors, many of which are not within our control.  These factors include but are not limited to economic conditions generally and in the industries in which we may participate; competition within our chosen industry, including competition from much larger competitors; technological advances and failure to successfully develop business relationships.

OUR BUSINESS

We formed as a Nevada corporation on March 15, 2006 as TransAct Energy Corp. Our activities have been limited to developing and writing our business plan and the purchase of an oil and gas lease.  On September 7, 2006 we acquired 100% interest in a Petroleum and Natural Gas Lease from the province of Alberta, Canada for $12,051 cash, the MedHat Project.  As of the date of this report, we have not commenced operations other than to obtain rights to the MedHat Project. Management has primarily focused on contacting various entities and people in search of additional oil and gas leases for purchase.

PLAN OF OPERATION

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

We intend to research and select prospective leaseholds in or near areas with historical and proven resources and then procure leases on such properties either through private transactions or through auction.  We then expect to create additional value beyond the lease by completing an engineering review of existing seismic data and performing onsite evaluations if needed in order to determine an estimated level of probability.  Once a property has been thoroughly evaluated, we intend to seek experienced operators or joint venture partners who would then further explore and develop the property with TransAct earning a royalty from oil and gas production.

In September 2006, we purchased a 100% interest in a Petroleum and Natural Gas Lease from the province of Alberta, Canada for $12,051 cash.  The lease is for a five year term and calls for annual rental and royalty payments in accordance with the Mines and Mineral Act of Alberta.  The land consists of a one ¼ section Crown lease of Petroleum and Natural Gas rights.

RESULTS OF OPERATIONS

During the period from January 1, 2008 through March 31, 2008, the Company has engaged in no significant operations other than maintaining its reporting status with the SEC.  No revenues were received by the Company during this period. Our expenses were $12,150 for the period ended March 31, 2008 compared to $2,359 for the same period in 2007. Our increased expenses were mainly due to increased legal and accounting fees.

LIQUIDITY AND CAPITAL RESOURCES

As of March 31, 2008, we have $7,672 in cash and $12,267 investment in oil and gas lease. Our current liabilities consist of accounts payable in the amount of $12,794.

NEED FOR ADDITIONAL FINANCING

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not required by smaller reporting companies.

ITEM 4T.  CONTROLS AND PROCEDURES.

(a)

Evaluation of Disclosure Controls and Procedures. The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934, as amended). Management conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting based on the criteria set forth in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this evaluation, management has concluded that the Company’s internal control over financial reporting was effective as of March 31, 2008.

This quarterly report does not include an attestation report of the company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the company to provide only management’s report in this quarterly report.

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

PART II – OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.

No legal proceedings are threatened or pending against TransAct Energy Corp. or any of our officers or directors. Further, none of our officers, directors or affiliates are parties against TransAct Energy Corp., or have any material interests in actions that are adverse to our own.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

The Company did not sell or issue any securities during the period covered by this report.

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES.

None

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

No matters were submitted during the period covered by this report to a vote of security holders.

ITEM 5.   OTHER INFORMATION.

None

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K.

(a)  Exhibits

Copies of the following documents are included as exhibits to this report pursuant to Item 601 of Regulation S-K.

Exhibit No.	Title of Document	Location

31.1	Certification of the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Attached
31.2	Certification of the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Attached
32.1	Certification of the Principal Executive Officer pursuant to U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*	Attached
32.2	Certification of the Principal Financial Officer pursuant to U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*	Attached

(b)  Reports on Form 8-K

None

*

The Exhibit attached to this Form 10-Q shall not be deemed "filed" for purposes of Section 18 of the Securities Exchange Act of 1934 (the "Exchange Act") or otherwise subject to liability under that section, nor shall it be deemed incorporated by reference in any filing under the Securities Act of 1933, as amended, or the Exchange Act, except as expressly set forth by specific reference in such filing.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

TRANSACT ENERGY CORP.

Date: May 6, 2008

By: /s/ Roderick Bartlett

Roderick Bartlett,

President and Chief Executive Officer

Date: May 6, 2008

By: /s/ Harold Forzley

Harold Forzley,

Treasurer and Chief Financial Officer