Form 10-Q
period 2008-06-30
TRANSACT ENERGY CORP
filed 2008-08-12
CIK 1383394

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2008.

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of June 30, 2008:  9,400,000

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

The accompanying financial statements have been prepared by the Company without audit.  In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at June 30, 2008 and 2007 and for the periods then ended have been made.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted.  It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s December 31, 2007 audited financial statements.  The results of operations for the periods ended June 30, 2008 and 2007 are not necessarily indicative of the operating results for the full year.

TRANSACT ENERGY CORP.

[A Development Stage Company]

INTERIM FINANCIAL STATEMENTS

JUNE 30, 2008

______________

(Unaudited)

TRANSACT ENERGY CORP.

 [A Development Stage Company]

(Unaudited)

CONTENTS

PAGE

—

Interim Balance Sheets

5

—

Interim Statements of Operations

6

—

Interim Statements of Cash Flows

7

—

Notes to Interim Financial Statements

8 - 12

TRANSACT ENERGY CORP.

[A Development Stage Company]

 INTERIM BALANCE SHEETS

(Unaudited)

ASSETS

	(Unaudited)	(Audited)
	June 30,	December 31,
	2008	2007

CURRENT ASSETS:
Cash	$18	$11,680
Prepaid rent (Note 2)	1,541	-

Total Current Asset	1,559	11,680

INVESTMENT IN LEASE (NOTE 3)	12,267	12,267

	$13,826	$23,947

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
Accounts payable	$13,765	$4,652

Total Current Liabilities	13,765	4,652

STOCKHOLDERS' EQUITY:
Preferred stock, $.001 par value,
10,000,000 shares authorized,
no shares issued and outstanding	-	-
Common stock, $.001 par value,
100,000,000 shares authorized,
9,400,000 shares issued and
outstanding	9,400	9,400
Capital in excess of par value	44,100	44,100
Deficit accumulated during the
development stage	(53,439)	(34,205)

Total Stockholders' Equity	61	19,295

	$13,826	$23,947

The accompanying notes are a integral part of these financial statements.

TRANSACT ENERGY CORP.

[A Development Stage Company]

INTERIM STATEMENTS OF OPERATIONS

FOR THE SIX MONTH PERIOD ENDED JUNE 30,2008 AND 2007

(Unaudited)

	Cumulative from inception On March 15, 2006 Through June 30, 2008	Three months ended June 30, 2008	Six Months ended June 30, 2008	Three months ended June 30, 2007	Six Months ended June 30, 2007

REVENUE	$-	$-	$-	$-	$-

EXPENSES:
General and administrative	53,439	7,084	19,234	6,321	8,680

Total Expenses	53,439	7,084	19,234	6,321	8,680

LOSS FROM OPERATIONS
BEFORE INCOME TAXES	(53,439)	(7,084)	(19,234)	(6,321)	(8,680)

CURRENT TAX EXPENSE	-	-	-	-	-

DEFERRED TAX EXPENSE	-	-	-	-	-

NET LOSS	$(53,439)	$(7,084)	$(19,234)	$(6,321)	$(8,680)

LOSS PER COMMON SHARE		$(.00)	$(.00)	$(.00)	$(.00)

The accompanying notes are an integral part of these financial statements.

TRANSACT ENERGY CORP.

[A Development Stage Company]

INTERIM STATEMENTS OF CASH FLOWS

FOR THE THREE AND SIX MONTH PERIOD ENDED JUNE 30, 2008 AND 2007

(Unaudited)

	Cumulative from inception On March 15, 2006 through June 30, 2008	Six months ended June 30, 2008	Six months ended June 30, 2007

Cash Flows From Operating Activities:
Net loss	$(53,439)	$(19,234)	$(8,680)
Adjustments to reconcile net loss to net cash
used by operating activities:
Change in assets and liabilities:
Increase in accounts payable	13,765	9,113	7,764
(Increase) in prepaid rent	(1,541)	(1,541)

Net Cash (Used) by Operating Activities	(41,215)	(11,662)	(916)

Cash Flows From Investing Activities:
Acquisition of oil and gas leases	(12,267)	-	-

Net Cash (Used) by Investing Activities	(12,267)	-	-

Cash Flows From Financing Activities:
Proceeds from common stock issuance	53,500	-	-

Net Cash Provided by Financing Activities	53,500	-	-

Net Increase (Decrease) in Cash	18	(11,662)	(916)

Cash at Beginning of Period	-	11,680	31,049

Cash at End of Period	$18	$18	$30,133

Supplemental Disclosures of Cash Flow Information:

Cash paid during the periods for:
Interest	$-	$-	$-
Income taxes	$-	$-	$-

Supplemental Schedule of Non-cash Investing and Financing Activities:

For the period ended June 30, 2008 and 2007:
None

The accompanying notes are an integral part of these financial statements.

TRANSACT ENERGY CORP.

[A Development Stage Company]

NOTES TO INTERIM FINANCIAL STATEMENTS

JUNE 30, 2008

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

Interim Condensed Financial Statements - The accompanying interim financial statements have been prepared by the Company without audit.  In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at June 30, 2008 and 2007 and for the periods then ended have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted.  It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s December 31, 2007 audited financial statements.  The results of operations for the periods ended June 30, 2008 and 2007 are not necessarily indicative of the operating results for the full year.

Cash and Cash Equivalents - The Company considers all highly liquid debt investments purchased with a maturity of three months or less to be cash equivalents.

Income Taxes - The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes.”  This statement requires an asset and liability approach for accounting for income taxes

[See Note 5].

Loss Per Share - The Company computes loss per share in accordance with Statement of Financial Accounting Standards No. 128, “Earnings Per Share,” which requires the Company to present basic and dilutive loss per share when the effect is dilutive [See Note 8].

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

JUNE 30, 2008

(Unaudited)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES [Continued]

Recently Enacted Accounting Standards - Statement of Financial Accounting Standards (“SFAS”) No. 157, “Fair Value Measurements”, SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities – Including an amendment of FASB Statement No. 115”, SFAS No. 160, “Noncontrolling Interest in Consolidated Financial Statements” (as amended), SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities – an amendment of FASB Statement No. 133”, SFAS No. 162, “The Hierarchy of GAAP Sources for Non-governmental entities”, and SFAS No. 163, “ Accounting for Financial Guarantee Insurance Contracts” were recently issued.  SFAS No. 157, 159, 160, 161, 162 and 163 have no current applicability to the Company or their effect on the financial statements would not have been significant.

Investment in leases –   All costs such as bid fees and lease rental payments related to the acquisition of oil and gas leases are deferred and amortized on a straight-line basis  over the term of the lease.

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

NOTE 2 – PREPAID RENT

The Company has prepaid rent at June 30, 2008 of $1,541.

TRANSACT ENERGY CORP.

[A Development Stage Company]

NOTES TO INTERIM FINANCIAL STATEMENTS

June 30, 2008

(Unaudited)

NOTE 3 - INVESTMENT IN LEASE

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

NOTE 4 - CAPITAL STOCK

Preferred Stock - The Company has authorized 10,000,000 shares of preferred stock, $.001 par value, with such rights, preferences and designations and to be issued in such series as determined by the Board of Directors.  No shares are issued and outstanding at June 30, 2008.

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

NOTE 5 - INCOME TAXES

The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109 “Accounting for Income Taxes”.  SFAS No. 109 requires the Company to provide a net deferred tax asset/liability equal to the expected future tax benefit/expense of temporary reporting differences between book and tax accounting methods and any available operating loss or tax credit carryforwards.  The Company has available at June 30, 2008, an operating loss carryforward of approximately $53,439, which may be applied against future taxable income and which expires in various years through 2028.

The amount of and ultimate realization of the benefits from the operating loss carryforwards for income tax purposes is dependent, in part, upon the tax laws in effect, the future earnings of the Company, and other future events, the effects of which cannot be determined.  Because of the uncertainty surrounding the realization of the loss carryforwards, the Company has established a valuation allowance equal to the tax effect of the loss carryforwards and, therefore, no deferred tax asset has been recognized for the loss carryforwards.  The net deferred tax asset is approximately $10,688 as of June 30, 2008, with an offsetting valuation allowance of the same amount.

TRANSACT ENERGY CORP.

[A Development Stage Company]

NOTES TO INTERIM FINANCIAL STATEMENTS

JUNE 30, 2008

(Unaudited)

NOTE 6 - GOING CONCERN

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

NOTE 7 - RELATED PARTY TRANSACTIONS

Management Compensation - The Company has not paid any compensation to its officers and directors, as the services provided by them to date have only been nominal.

Office Space - The Company has not had a need to rent office space.  A related company of an officer/shareholder is allowing the Company to use an office as a mailing address, as needed, at no expense to the Company. During the six months ended June 30, 2008 the Company has paid $7,200 for the use of telephone, fax and office equipment.  During the year ended December 31, 2007 the Company paid a total of $5,630 to the related entity for telephone, fax and office equipment.

TRANSACT ENERGY CORP.

[A Development Stage Company]

NOTES TO INTERIM FINANCIAL STATEMENTS

JUNE 30, 2008

(Unaudited)

NOTE 8 - LOSS PER SHARE

The following data show the amounts used in computing loss per share for the periods presented:

	Three months ended June 30, 2008	Six Months ended June 30, 2008	Three months ended June 30, 2007	Six months ended June 30, 2007

Loss available to common shareholders
(numerator)	$(7,084)	$(19,234)	$(6,321)	$(8,680)

Weighted average number of common shares
outstanding during the period used in loss per
share (denominator)	9,400,000	9, 400,000	9,400,000	9, 400,000

Dilutive loss per share was not presented; as the Company had no common equivalent shares for all periods presented that would affect the computation of diluted loss per share.

NOTE 9 – SUBSEQUENT EVENTS

Proposed Public Offering of Common Stock - The Company is proposing to make a public offering of 2,000,000 shares of common stock.  The Company previously filed a registration statement with the United States Securities and Exchange Commission on Form SB-2. The offering expired during February 2008 with no shares sold.  The Company has filed a new registration statement using Form S-1 on June 10, 2008 and Form S-1/A   on July 11, 2008. Stock offering costs related to the unsuccessful offering of $ 4,000 were expensed during December, 2007.

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

PLAN OF OPERATION

We anticipate we will secure oil and gas leases based on researched historical information, use seismic data to increase value in the prospective property and then enter into “farm in” agreements with experienced industry corporations for further exploration and operations. We  will not be participating in any exploration and our revenues will be generated by retaining a royalty interest in the properties that are ultimately developed for production.  Our focus will be the acquisition of oil and gas leases primarily in British Columbia and Alberta, Canada.

We intend to research and select prospective leaseholds in or near areas with historical and proven resources and then procure leases on such properties either through private transactions or through auction.  We then expect to create additional value beyond the lease by completing an engineering review of existing seismic data and performing onsite evaluations if needed in order to determine an estimated level of probability.  Once a property has been thoroughly evaluated, we will “Farm Out” to experienced operators who would then further explore and develop the property with TransAct earning a royalty from oil and gas production.

In September 2006, we purchased a 100% interest in a Petroleum and Natural Gas Lease from the province of Alberta, Canada for $12,051 cash.  The lease is for a five year term and calls for annual rental and royalty payments in accordance with the Mines and Mineral Act of Alberta.  The land consists of a one ¼ section Crown lease of Petroleum and Natural Gas rights.

RESULTS OF OPERATIONS

During the period from April 01, 2008 through June 30, 2008, the Company has engaged in no significant operations other than maintaining its reporting status with the SEC.  No revenues were received by the Company during this period.  Our expenses were $7,084 for the period ended June 30, 2008 compared to $6,321 for the same period in 2007.  Our increased expenses were mainly due to increased legal and accounting fees.

LIQUIDITY AND CAPITAL RESOURCES

As of June 30, 2008, we have $18 in cash and $12,267in an investment in an oil and gas lease.  Our current liabilities consist of accounts payable in the amount of $13,765.

NEED FOR ADDITIONAL FINANCING

We filed a registration statement on Form SB-2 with the Securities and Exchange Commission to register 2,000,000 shares of common stock for sale at a price of $.25 per share for a total of up to $500,000.  The registration statement was declared effective on July 11, 2007.  The registration statement expired on February 29, 2008 and we did not sell any of the registered shares.  On July 10th, 2008 we have filed a new registration statement on Form S-1 to register up to 2,000,000 shares of common stock, again at a sale price of $.25 per share with the intent to use proceeds from our offering to further our business objectives. There are no assurances we will be successful in getting our S-1 registration statement effective or that we will be able to sell any of the shares once the registration statement is declared effective.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not required by smaller reporting companies.

ITEM 4T.  CONTROLS AND PROCEDURES.

(a)

Evaluation of Disclosure Controls and Procedures.  The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934, as amended). Management conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting based on the criteria set forth in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this evaluation, management has concluded that the Company’s internal control over financial reporting was effective as of June 30, 2008.

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

Date: August 11, 2008

By: /s/ Roderick Bartlett

Roderick Bartlett,

President and Chief Executive Officer

Date: August 11, 2008

By: /s/ Harold Forzley

Harold Forzley,

Treasurer and Chief Financial Officer