Form 10-Q
period 2008-09-30
TRANSACT ENERGY CORP
filed 2008-11-12
CIK 1383394

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008.

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of November 6, 2008:  9,400,000

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

The accompanying financial statements have been prepared by the Company without audit.  In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at September 30, 2008 and 2007 and for the periods then ended have been made.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted.  It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s December 31, 2007 audited financial statements.  The results of operations for the periods ended September 30, 2008 and 2007 are not necessarily indicative of the operating results for the full year.

TRANSACT ENERGY CORP.

[A Development Stage Company]

INTERIM FINANCIAL STATEMENTS

SEPTEMBER  30, 2008

______________

(Unaudited)

TRANSACT ENERGY CORP.

 [A Development Stage Company]

(Unaudited)

CONTENTS

PAGE

—

Interim Balance Sheets

5

—

Interim Statements of Operations

6

—

Interim Statements of Cash Flows

7

—

Notes to Interim Financial Statements

8

TRANSACT ENERGY CORP.

[A Development Stage Company]

 INTERIM BALANCE SHEETS

(Unaudited)

ASSETS

	(Unaudited)
	September 30,	December 31,
	2008	2007

CURRENT ASSETS:
Cash	$-	$11,680

Total Current Asset	-	11,680

INVESTMENT IN LEASE (NOTE 2)	12,478	12,267

OTHER ASSET:
Deferred stock offering costs	5,328	-

	$17,806	$23,947

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)

CURRENT LIABILITIES:
Checks issued in excess of funds on deposit	$1	$-
Accounts payable	44,253	4,652

Total Current Liabilities	44,254	4,652

STOCKHOLDERS' EQUITY (DEFICIENCY):
Preferred stock, $.001 par value,
10,000,000 shares authorized,
no shares issued and outstanding	-	-
Common stock, $.001 par value,
100,000,000 shares authorized,
9,400,000 shares issued and
outstanding	9,400	9,400
Capital in excess of par value	44,100	44,100
Deficit accumulated during the
development stage	(79,948)	(34,205)

Total Stockholders' Equity (Deficiency)	(26,448)	19,295

	$17,806	$23,947

The accompanying notes are an integral part of these financial statements.

TRANSACT ENERGY CORP.

[A Development Stage Company]

INTERIM STATEMENTS OF OPERATIONS

FOR THE THREE AND NINE MONTH PERIOD ENDED SEPTEMBER 30, 2008 AND 2007 AND FROM INCEPTION TO SEPTEMBER 30, 2008

(Unaudited)

	Cumulative from inception On March 15, 2006 Through September 30, 2008	Three months ended September 30, 2008	Nine Months ended September 30, 2008	Three months ended September 30, 2007	Nine Months ended September 30, 2007

REVENUE	$-	$-	$-	$-	$-

EXPENSES:
General and administrative	61,275	7,836	27,070	4,680	13,360
Unsuccessful lease purchases	18,673	18,673	18,673	-	-

Total Expenses	79,948	26,509	45,743	4,680	13,360

LOSS FROM OPERATIONS
BEFORE INCOME TAXES	(79,948)	(26,509)	(45,743)	(4,680)	(13,360)

CURRENT TAX EXPENSE	-	-	-	-	-

DEFERRED TAX EXPENSE	-	-	-	-	-

NET LOSS	$(79,948)	$(26,509)	$(45,743)	$(4,680)	$(13,360)
LOSS PER COMMON SHARE		$(.00)	$(.00)	$(.00)	$(.00)

The accompanying notes are an integral part of these financial statements.

TRANSACT ENERGY CORP.

[A Development Stage Company]

INTERIM STATEMENTS OF CASH FLOWS

FOR THE NINE  MONTH PERIODS ENDED SEPTEMBER 30, 2008 AND 2007 AND FROM INCEPTION TO SEPTEMBER 30, 2008

(Unaudited)

	Cumulative from inception
	On March 15, 2006	Nine months	Nine months
	through	ended	ended
	September 30,	September 30,	September 30,
	2008	2008	2007

Cash Flows From Operating Activities:
Net loss	$(79,948)	$(45,743)	$(13,360)
Adjustments to reconcile net loss to net cash
used by operating activities:
Change in assets and liabilities:
Increase in accounts payable	44,253	39,601	(2,755)

Net Cash (Used) by Operating Activities	(35,695)	(6,142)	(16,115)

Cash Flows From Investing Activities:
Acquisition of oil and gas leases	(12,478)	(211)	(216)

Net Cash (Used) by Investing Activities	(12,478)	(211)	(216)

Cash Flows From Financing Activities:
Proceeds from bank overdraft	1	1	-
Proceeds from common stock issuance	53,500	-	-
Stock offering costs	(5,328)	(5,328)	-

Net Cash Provided by Financing Activities	48,173	(5,327)	-

Net (Decrease) Increase in Cash	-	(11,680)	(16,331)

Cash at Beginning of Period	-	11,680	31,049

Cash at End of Period	$-	$-	$14,718

Supplemental Disclosures of Cash Flow Information:
Cash paid during the periods for:
Interest	$-	$-	$-
Income taxes	$-	$-	$-

Supplemental Schedule of Non-cash Investing and Financing Activities:
For the period ended September 30, 2008 and 2007:
None

The accompanying notes are an integral part of these financial statements.

TRANSACT ENERGY CORP.

[A Development Stage Company]

NOTES TO INTERIM FINANCIAL STATEMENTS

SEPTEMBER 30, 2008

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

Interim Condensed Financial Statements - The accompanying interim financial statements have been prepared by the Company without audit.  In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at September 30, 2008 and 2007 and for the periods then ended have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted.  It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s December 31, 2007 audited financial statements.  The results of operations for the periods ended September 30, 2008 and 2007 are not necessarily indicative of the operating results for the full year.

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

SEPTEMBER 30, 2008

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

TRANSACT ENERGY CORP.

[A Development Stage Company]

NOTES TO INTERIM FINANCIAL STATEMENTS

SEPTEMBER 30, 2008

(Unaudited)

NOTE 2 - INVESTMENT IN LEASE

On September 7, 2006 the Company acquired a 100% interest in a Petroleum and Natural Gas Lease from the province of Alberta, Canada for $12,051 cash. To date the Company has paid annual lease payments of $427 for a total capitalized cost of $ 12,478. The lease is for a 5 year term and calls for annual rental and royalty payments in accordance with the Mines and Mineral Act of Alberta

During the three months ended September 30, 2008 the Company incurred $18,673 in costs related to unsuccessful lease purchases which have been expensed.

NOTE 3 - CAPITAL STOCK

Preferred Stock - The Company has authorized 10,000,000 shares of preferred stock, $.001 par value, with such rights, preferences and designations and to be issued in such series as determined by the Board of Directors.  No shares are issued and outstanding at September 30, 2008.

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

NOTE 4 - INCOME TAXES

The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109 “Accounting for Income Taxes”.  SFAS No. 109 requires the Company to provide a net deferred tax asset/liability equal to the expected future tax benefit/expense of temporary reporting differences between book and tax accounting methods and any available operating loss or tax credit carryforwards.  The Company has available at September 30, 2008, an operating loss carryforward of approximately $79,948 which may be applied against future taxable income and which expires in various years through 2028.

The amount of and ultimate realization of the benefits from the operating loss carryforwards for income tax purposes is dependent, in part, upon the tax laws in effect, the future earnings of the Company, and other future events, the effects of which cannot be determined.  Because of the uncertainty surrounding the realization of the loss carryforwards, the Company has established a valuation allowance equal to the tax effect of the loss carryforwards and, therefore, no deferred tax asset has been recognized for the loss carryforwards.  The net deferred tax asset is approximately $15,990 as of September 30, 2008, with an offsetting valuation allowance of the same amount.

TRANSACT ENERGY CORP.

[A Development Stage Company]

NOTES TO INTERIM FINANCIAL STATEMENTS

SEPTEMBER 30, 2008

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

Office Space - The Company has not had a need to rent office space.  A related company of an officer/shareholder is allowing the Company to use an office as a mailing address, as needed, at no expense to the Company. During the nine months ended September 30, 2008 the Company has paid $8,500 and has a payable of $ 2,300 for the use of telephone, fax and office equipment.  During the year ended December 31, 2007 the Company paid a total of $5,630 to the related entity for telephone, fax and office equipment.

TRANSACT ENERGY CORP.

[A Development Stage Company]

NOTES TO INTERIM FINANCIAL STATEMENTS

SEPTEMBER 30, 2008

(Unaudited)

NOTE 7 - LOSS PER SHARE

The following data show the amounts used in computing loss per share for the periods presented:

	Three months	Nine Months	Three months	Nine months
	ended	ended	ended	ended
	September 30,	September 30,	September 30,	September 30,
	2008	2008	2007	2007

Loss available to common shareholders (numerator)	$(26,509)	$(45,743)	$(4,680)	$(13,360)

Weighted average number of common shares outstanding during the period used in loss per share (denominator)	9,400,000	9, 400,000	9,400,000	9, 400,000

Dilutive loss per share was not presented, as the Company had no common equivalent shares for all periods presented that would affect the computation of diluted loss per share.

NOTE 8 – SUBSEQUENT EVENTS

Proposed Public Offering of Common Stock - The Company is proposing to make a public offering of 2,000,000 shares of common stock.  The Company previously filed a registration statement with the United States Securities and Exchange Commission on Form SB-2. The offering expired during February 2008 with no shares sold.  The Company has filed a  new registration statement using Form S-1 on June 10, 2008 and Form S-1/A   on July 11, 2008. Stock offering costs related to the unsuccessful offering of $ 4,000 were expensed during December, 2007. During the three months ended September 30, 2008 the Company incurred stock offering costs of $ 5,328 which will be deferred and offset against the proceeds of the proposed stock offering.

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

RESULTS OF OPERATIONS

During the three months ended September 30, 2008, the Company has engaged in no significant operations other than maintaining its reporting status with the SEC.

Results of Operations – Three Months Ended September 30, 2008 Compared to the Three Months Ended September 30, 2007

No revenues were received by the Company during the three months ended September 30, 2008 or 2007.  Our expenses were $26,509 for the three months ended September 30, 2008 compared to $4,680 for the same period in 2007.  Our increased expenses were mainly due to increased legal and accounting fees.

Results of Operations – Nine Months Ended September 30, 2008 Compared to the Nine Months Ended September 30, 2007

No revenues were received by the Company during the nine months ended September 30, 2008 or 2007.  Our expenses were $45,743 for the nine months ended September 30, 2008 compared to $13,360 for the same period in 2007.  Our increased expenses were mainly due to increased legal and accounting fees.

LIQUIDITY AND CAPITAL RESOURCES

As of September 30, 2008, we have $-0- in cash and $12,478 in an investment in an oil and gas lease along with $5,328 in deferred stock offering costs.  Our current liabilities consist of accounts payable in the amount of $44,254.

NEED FOR ADDITIONAL FINANCING

We filed a registration statement on Form SB-2 with the Securities and Exchange Commission to register 2,000,000 shares of common stock for sale at a price of $.25 per share for a total of up to $500,000.  The registration statement was declared effective on July 11, 2007.  The registration statement expired on February 29, 2008 and we did not sell any of the registered shares.  On July 10th, 2008 we filed a new registration statement on Form S-1 to register up to 2,000,000 shares of common stock, again at a sale price of $.25 per share with the intent to use proceeds from our offering to further our business objectives. We filed an amendment to our registration statement on October 29, 2008.  There are no assurances we will be successful in getting our S-1 registration statement effective or that we will be able to sell any of the shares once the registration statement is declared effective.

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rules 13a-15(e) and 15d-15(e) promulgated under the Exchange Act. Based on this evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were effective at a reasonable assurance level as of September 30, 2008, the end of the period covered by this Report.

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

TRANSACT ENERGY CORP.

Date:  November 7, 2008

By: /s/ Henry Andrews

Henry Andrews

President, Treasurer,

Chief Executive Officer and

Chief Financial Officer