Form 10-K
period 2008-12-31
TRANSACT ENERGY CORP
filed 2009-03-25
CIK 1383394

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

(Mark One)

FORM 10-K

 X  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2008

or

      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from________________________________________to____________________________________

Commission file number  333-139746

TRANSACT ENERGY CORP.

(Exact name of registrant as specified in its charter)

Nevada	98-0515445
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

105-5119 Beckwith Blvd., San Antonio, TX, USA 78249

(Address of principal executive offices) (Zip Code)

Registrant’s telephone number, including area code  210-561-6015

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: None

Common Stock, par value $0.001

(Title of each class)

 None

(Name of each exchange on which registered)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.         Yes   X  No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.        Yes   X  No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.                          X  Yes           No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.                   X .

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	.	Accelerated filer	.

Non-accelerated filer	. (Do not check if a smaller reporting company)	Smaller reporting company	X .

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).       .   Yes    X .   No

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter. On March 10, 2009 the aggregate market value of the voting stock of Transact Energy Corp. held by non-affiliates of the registrant was $-0-.  The Company is not listed or traded on any exchange, therefore, the aggregate market value of the stock is deemed to be $-0-.

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date:  9,400,000 shares common stock, $.001 value

APPLICABLE ONLY TO REGISTRANTS INVOLVED IN BANKRUPTCY

PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.

     . Yes      .No

DOCUMENTS INCORPORATED BY REFERENCE

List hereunder the following documents if incorporated by reference and the Part of the Form 10-K (e.g., Part I, Part II, etc.) into which the document is incorporated: (1) Any annual report to security holders; (2) Any proxy or information statement; and (3) Any prospectus filed pursuant to Rule 424(b) or (c) under the Securities Act of 1933. The listed documents should be clearly described for identification purposes (e.g., annual report to security holders for fiscal year ended December 24, 1980).  None

PART I

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

The statements contained in this Annual Report on Form 10-K that are not historical facts are "forward-looking statements." Such forward-looking statements may be identified by, among other things, the use of forward-looking terminology such as "believes," "intends," "plan" "expects," "may," "will," "should," or "anticipates" or the negative thereof or other variations thereon or comparable terminology, and similar expressions are intended to identify forward-looking statements. We remind readers that forward-looking statements are merely predictions and therefore inherently subject to uncertainties and other factors and involve known and unknown risks that could cause the actual results, performance, levels of activity, or our achievements, or industry results, to be materially different from any future results, performance, levels of activity, or our achievements, or industry results, expressed or implied by such forward-looking statements. Such forward-looking statements appear in Item 1 - "Business" and Item 7 - "Management's Discussion and Analysis of Financial Condition and Results of Operations," as well as elsewhere in this Annual Report and include statements regarding the following: the expected development and potential benefits from our products to consumers, progress in our efforts to develop our facilities and our products and to achieve and maintain regulatory approvals, the potential market demand for our products, our expectations regarding our short- and long-term capital requirements, our outlook for the coming months and information with respect to any other plans and strategies for our business.

The factors discussed herein, including those risks described in Item 1A, and expressed from time to time in our filings with the Securities and Exchange Commission could cause actual results and developments to be materially different from those expressed in or implied by such statements. The forward-looking statements are made only as of the date of this filing, and we undertake no obligation to publicly update such forward-looking statements to reflect subsequent events or circumstances.

INTRODUCTION

Unless otherwise specified or required by context, as used in this annual report, the terms "we," "our," "us" and the "Company" refer collectively to (i) TransAct Energy Corp., a Nevada corporation ("TransAct").

The Company's current corporate structure results from the issuance of founder shares.

The Company is an oil and gas exploration company operating in North America.

Our financial statements are stated in United States Dollars (US$) and are prepared in accordance with United States Generally Accepted Accounting Principles (U.S. GAAP).

In this annual report, unless otherwise specified, all dollar amounts are expressed in United States dollars and all references to "common shares" refer to the common shares in our capital stock.

Item 1. Business.

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

Markets and Customers

The success of our operations is dependent upon prevailing prices for natural gas and oil. The markets for natural gas and oil have historically been volatile and may continue to be volatile in the future. Natural gas and oil prices are beyond our control. However, rising demand for natural gas to fuel power generation and meet increasing environmental requirements has led some industry observers to indicate that long-term demand for natural gas is increasing.

We expect our customers will primarily be small to medium sized oil and gas exploration/development companies.  We anticipate that well researched properties secured under long-term leases will attract quality exploration partners resulting in royalties back to TransAct.  Industry analysis indicates the long-term prospects of the oil and gas industry are favourable.

Exploration companies looking to Farm Out oil and gas leases typically make their decision and offers based on the probability of success.  Well researched properties with a high probability of oil or gas reserves attract quality partners and terms.  We intend to research and acquire those properties that we believe will hold high probability of success and in turn, enter agreements with those companies who will exploit the property and provide favourable royalties to TransAct.

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

Employees

We have no employees other than our officers and directors and no formal employment agreements with our officers and directors.  We do not intend to hire employees until our operations require expansion.  Our officers and directors have agreed to devote such time as necessary for the development of our business.  It is anticipated that our officers and directors will devote approximately 20 hours per week as part-time employees while maintaining outside employment.  Our officers and directors are entitled to reimbursement for reasonable out of pocket expenses incurred on our behalf.  We do not have a formal agreement or arrangement to continue payment in the future.

Item 1A. Risk Factors.

We are a new business with extremely limited operating history making an investment in TransAct risky.  If we are unable to successfully identify and purchase oil and gas leases, then we will not be successful as a business. It will be difficult for you to evaluate an investment in our stock since our operating history is limited to developing a business plan and obtaining 100% interest in a petroleum and natural gas lease in Alberta, Canada referred to as the MedHat Project.  As a young company, we are especially vulnerable to any problems, delays, expenses and difficulties we may encounter while implementing our business plan. We have not proven the essential elements of profitable operations, and you will be furnishing venture capital to us and will bear the risk of complete loss of your investment if we are not successful.

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

If we cannot absorb the costs associated with being a public company your investment may be jeopardized.  In order to maintain our status as a public company, we must comply with the Securities and Exchange Commission’s periodic reporting requirements.  The periodic reports require legal and accounting expertise that is often costly. If we cannot maintain our public company status and keep our periodic reports current, you may not be able to liquidate your shares. Costs associated with being a public company are much higher than those of a private company.  TransAct, a new start-up in early development, has chosen public registration before the business has developed a predictable cash flow. There are present registration expenses and future legal and accounting expenses, future reporting requirements to the SEC, future exchange listing requirements, and future investor relation costs that must be borne by a public company but not by a private company. These costs can be a burdensome expense and could adversely affect our financial survival. Sarbanes-Oxley Act of 2002 disclosure requirements are time consuming and burdensome. The onerous regulatory costs reporting requirements, and management details, which must be met when registering and maintaining a public company, may make the economic viability of TransAct very doubtful.

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

We do not currently have any contracts with any operators, however, exploration and development drilling by third parties may not result in commercially productive reserves. Third party operators will not always encounter commercially productive reservoirs through their drilling operations. The seismic data and other technologies we use do not allow us to know conclusively prior to drilling a well that oil or gas is present or may be produced economically. The cost of drilling, completing and operating a well is often uncertain, and cost factors can adversely affect the economics of a project. Our efforts will be unprofitable if the operator drills dry wells or wells that are productive but do not produce enough reserves to return a profit after drilling, operating and other costs. Further, the drilling operations may be curtailed, delayed or canceled as a result of a variety of factors, including:

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

Item 2. Properties.

Our principal executive offices and mailing address is #105-5119 Beckwith, San Antonio, TX, USA 78249.  Our telephone number is 210-561-6015.  We have no plans to expand beyond our current facilities and we intend to maintain our current office situation for at least the next twelve months.

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

Item 4. Submission of Matters to a Vote of Security Holders.

None.

PART II

Item 5. Market for Registrant’s Common Equity,  Related Stockholder Matters and Issuer Purchases of Equity Securities.

We are not listed or traded on any exchange.  We have not had any active trading in our stock as of the date of this report. No closing bid or ask prices are available for 2008.

As of December 31, 2008, there were 12 shareholders of record holding 9,400,000 shares of common stock. The holders of common stock are entitled to one vote for each share held of record on all matters submitted to a vote of stockholders. Holders of the common stock have no pre-emptive rights and no right to convert their common stock into any other securities. There are no redemption or sinking fund provisions applicable to the common stock.

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

Item 6. Selected Financial Data.

Not Applicable.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

Period from December 31, 2007 to December 31, 2008

We did not generate any revenue from December 31, 2007 to December 31, 2008. For the year ended December 31, 2008 our expenses were $54,563. Expenses consisted of professional fees, administrative and management fees and miscellaneous expenses. The professional fees incurred in 2008 were, to a large extent, to our auditors and legal counsel for preparation of our S-1 registration statement and continued SEC reporting requirements. As a result, we have reported a net loss of $(54,563) for the period ended December 31, 2008. Our total net loss from inception on March 15, 2006 through December 31, 2008 was $(88,768)

Liquidity and Capital Resources

At December 31, 2008 we had total assets of $27,957.  Current assets consist of $6,326 in cash and $12,478 in lease investments. Current liabilities at December 31, 2008 totalled $63,225 and consisted of accounts payable and Accrued expenses in the amount of $53,225 and a note payable in the amount of $10,000.

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

After failing to sell any of the registered shares of our first registration statement we filed a second registration statement on Form S-1 with the Securities and Exchange Commission to register up to 2,000,000 shares of common stock for sale at a price of $.25 per share for a total of up to $500,000.  The registration statement was declared effective on December 12, 2008.  As of the date of this report, we have not yet reached the minimum capital raise of $250,000 which is required to break escrow and allow us to utilize the funds.  Our offering will terminate on May 31, 2009 unless management extends the offering for an additional 90 days.  There are no assurances we will be successful in selling any of the shares.

Plan of Operation

Our plan of operation for the next 12 months is to identify and acquire oil and gas leases, initially in the Alberta and British Columbia provinces of Canada, perform the necessary engineering and seismic assessments, and enter Farm Out agreements with third parties for development and operation of properties.

Item  7A. Quantitative and Qualitative Disclosures About Market Risk.

Not Applicable.

Item 8. Financial Statements and Supplementary Data.

See Financial Statements following the signature page of this report.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

None

Item 9A. Controls and Procedures.

None.

Item 9A(T). Controls and Procedures.

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rules 13a-15(e) and 15d-15(e) promulgated under the Exchange Act and based on the criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were effective at a reasonable assurance level as of December 31, 2008, the end of the period covered by this Report.

This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this annual report.

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

Item 9B. Other Information.

There are no further disclosures. All information that was required to be disclosed in a Form 8-K during the fourth quarter, 2008 has been disclosed.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The following table sets forth the name, age, position and office term of each executive officer and director of the Company.

Name	Age	Position	Since
Henry Andrews	63	Chief Executive and Financial Officer, Secretary, Treasurer and Director	September 11, 2008

Our director and executive officer has not, during the past five years:

•

had any bankruptcy petition filed by or against any business of which  such individual was a general partner or executive officer, either at  the time of the bankruptcy or within two years prior to that time,

•

been convicted in a criminal proceeding and is not subject to a pending criminal proceeding,

•

been subject to any order, judgment or decree, not subsequently  reversed, suspended or vacated, of any court of competent  jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of  business, securities, futures, commodities or banking activities; or  been found by a court of competent jurisdiction (in a civil action), the Securities Exchange Commission or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended or vacated.

Business Experience

The following is a brief biography of our sole officer and director.

Henry Andrews, Sole Officer and Director.  Mr. Andrews is 63 years old and holds a Bachelor of Science in Criminal Justice and a Masters of Education Counselling.  He served for 30 years with the State of Georgia in public service.  Mr. Andrews held such positions as Institutional Administrator, Psychologist, Counselor, Warden and associate professor of Social Science at South Georgia College. For the past five years Mr. Andrews has been in the private sector as CEO and President of a real estate management company and a retail food company.

Significant Employees Who Are Not Executive Officers

None.

Family

There are no family relationships between the members of our board of directors.

Audit Committee and Audit Committee Financial Expert

After the closing of our offering, covered under the S-1 Registration Statement, our board of directors intends to establish an audit committee, a compensation committee and a nominating and corporate governance committee. Our board may establish other committees from time to time to facilitate the management of our company.

Audit Committee Financial Expert

Our board of directors currently acts as our audit committee. Because we have not commenced significant operations to date, our Board of Directors is still in the process of finding an "audit committee financial expert" (as defined in Regulation S-K) and directors that are "independent" (as that term is used in Section 10A of the Securities Exchange Act).

Audit Committee

Our audit committee will oversee a broad range of issues surrounding our accounting and financial reporting processes and audits of our financial statements, including by (1) assisting our board in monitoring the integrity of our financial statements, our compliance with legal and regulatory requirements, our independent auditor's qualifications and independence and the performance of our internal audit function and independent auditors, (2) appointing, compensating, retaining and overseeing the work of any independent registered public accounting firm engaged for the purpose of performing any audits, reviews or attest services, and (3) preparing the audit committee report that may be included in our annual proxy statement or annual report on Form 10-K. We will have at least three directors on our audit committee, each of whom will be independent under the requirements of the NASDAQ Capital Market, the Sarbanes-Oxley Act and the rules and regulations of the SEC.

Other Committees of the Board

Compensation Committee. Our compensation committee will review and recommend our policies relating to compensation and benefits for our executive officers and other significant employees, including reviewing and approving corporate goals and objectives relevant to compensation of our Chief Executive Officer and other executive officers, evaluating the performance of our executive officers relative to goals and objectives, determining compensation for these executive officers based on these evaluations and overseeing the administration of our incentive compensation plans.  The compensation committee will also prepare the compensation committee report that may be included in our annual proxy statement or annual report on Form 10-K. We will have at least two directors on our compensation committee, each of whom will be independent under the requirements of the NASDAQ Capital Market.

Nominating and corporate governance committee.  Our nominating and corporate governance committee will (1) identify, review and recommend nominees for election as directors, (2) advise our board of directors with respect to board composition, procedures and committees, (3) recommend directors to serve on each committee, (4) oversee the evaluation of our board of directors and our management, and (5) develop, review and recommend corporate governance guidelines and policies. We will have at least two directors on our nominating and corporate governance committee, each of whom will be independent under the requirements of the NASDAQ Capital Market.

Code of Ethics We have recently adopted a Code of Ethics and Business Conduct authorizing the establishment of a committee to ensure that our disclosure controls and procedures remain effective.  Our Code also defines the standard of conduct expected by our officers, directors and employees.  The Code is filed as an exhibit to this report.

Item 11. Executive Compensation.

We have no formal compensation agreements or employment contracts with our officers or directors.  Directors do not receive any fees for services on the Board of Directors, but are reimbursed for their expenses for each meeting they attend.  Our executive officers did not receive any compensation whatsoever for the years ended December 31, 2007 and 2008, nor do they currently receive any compensation.

We do not have any agreements or understandings that would change the terms of compensation during the course of the year. We do not anticipate compensating any directors.

SUMMARY COMPENSATION TABLE

					Long Term Compensation
		Annual Compensation			Awards		Payouts
Name and Principal Position	Year Ended	Salary ($)	Bonus ($)	Other Annual Compensation ($)	Restricted Stock Awards ($)	Securities Underlying Options/ SARs (#)	LTIP Payouts ($)	All Other Compensation ($)

Henry Andrews, CEO, CFO, Secretary, Treasurer
President and Director	2008	$-0-	0-	-0-	-0-	-0-	-0-	$-0-

Roderick C. Bartlett, CEO,	2008	$-0-	-0-	-0-	-0-	-0-	-0-	$-0-
President and Director	2007	$-0-	0-	-0-	-0-	-0-	-0-	$-0-

Harold Forzley, CFO, Secretary,	2008	$-0-	-0-	-0-	-0-	-0-	-0-	$-0-
Treasurer and Director	2007	$-0-	0-	-0-	-0-	-0-	-0-	$-0-

Craig Robson,	2008	$-0-	-0-	-0-	-0-	-0-	-0-	$-0-
Director	2007	$-0-	0-	-0-	-0-	-0-	-0-	$-0-

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related StockholderMatters.

The following table sets forth as of December 31, 2008, the name and shareholdings of each person known to us that either directly or beneficially holds more than 5% of our 9,400,000 issued and outstanding shares of common stock, $.001 par value.  The table also lists the name and shareholdings of each director and of all officers and directors as a group.  Except as otherwise indicated, the persons named in the table have sole voting and dispositive power with respect to all shares beneficially owned, subject to community property laws where applicable.

Name & Address	Title of Class	Number of Shares Beneficially Owned	% of Class

Henry Andrews(1) 108 Water Front Drive, Milledgeville, GA 31061	Common	200,000	2.13%

Roderick Bartlett(2) #105-5119 Beckwith San Antonio, Texas 78249	Common	1,875,000	19.95%

Harold Forzley 2236 Nelson Ave. BC Canada V7V 2P8	Common	1,775,000	18.88%

Richard P. Johnson 5008 Varsity Dr. N.W. Calgary, Alberta T3A 1A5 Canada	Common	1,075,000	11.44%

Herb P. Miller 16 Arbour Estates Landing N.W. Calgary, Alberta T3G 3Z9 Canada	Common	1,075,000

Craig Robson 6511 Houseman Pl. Richmond, BC V7E 4A8 Canada	Common	700,000	7.45%

Chris Haugen #311 3333 W. 4th Ave. Vancouver, BC V6R 4R9 Canada	Common	1,100,000	11.7%

Peter Miele 2434 Nelson Ave. West Vancouver, BC Canada V7V 2P8	Common	900,000	9.57%

All directors and executive officers as a group: (1 person)	Common	200,000	2.13%

(1) Officer and/or director.

(2) These shares are held in the name of B.P.Y.A. 966 Holdings, Ltd., an entity owned and controlled by Roderick Bartlett.

Item 13. Certain Relationships  and Related Transactions, and Director Independence.

We utilized office space provided by our past President and current shareholder Roderick Bartlett and additional office space provided by one of our shareholders, Herb Miller at no cost to TransAct.  To date, TransAct has reimbursed a company controlled by Mr. Bartlett in the amount of $8500 for the use of support staff, telephone, fax and office equipment.

Except for the foregoing, we have not been a party to any transaction, proposed transaction or series of transactions in which the amount involved exceeded the lesser of $120,000 or one percent of the average of the Company's total assets at year end for the last two completed fiscal years, and in which, to our knowledge, any of our directors, officers, five percent beneficial security holders or any member of the immediate family of the foregoing persons has had or will have a direct or indirect material interest.

Except for the foregoing, none of the following parties has, since the date of incorporation of the Company, had any material interest, direct or indirect, in any transaction with the Company or in any presently proposed transaction that has or will materially affect us:

•

any of our directors or officers;

•

any person proposed as a nominee for election as a director;

•

any person who beneficially owns, directly or indirectly, shares carrying more than 10% of the voting rights attached to our  outstanding shares of common stock; or

•

any relative or spouse of any of the foregoing persons who has the  same house as such person.

Item 14. Principal Accounting Fees and Services.

The fees for services billed by Pritchett, Siler & Hardy, P.C. to the Company in the last two fiscal years were as follows:

	Twelve months ended on	Twelve months ended on
	December 31, 2008	December 31, 2007

Audit Fees	$11,322	$10,490

Audit-Related Fees	$0	$0

Tax Fees	$0	$0

All Other Fees	$0	$0

Total Fees	$11,322	$10,490

Audit Fees. These fees were comprised of professional services rendered in connection with the audit of our consolidated financial statements for our annual report on Form 10-K and the review of our quarterly consolidated financial statements for our quarterly reports on Form 10-Q that are customary under auditing standards generally accepted in the United States.

Audit Committee Pre Approval Policies and Procedures

The Company does not have an audit committee and is in search of qualified candidates to form such committee. As a result, the Company does not have any pre-approval policies or procedures for audit or non-audit services.

PART IV

Item 15. Exhibits, Financial Statement Schedules.

(a) Index to Financial Statements and Financial Statement Schedules

The following audited financial statements are included on the pages indicated:

F-3	Report of Pritchett, Siler & Hardy, P.C. Certified Public Accountants

F-4	Balance Sheet as of December 31, 2008 and 2007

F-5	Statements of Operations for the years ended December 31, 2008 and 2007

F-6	Statements of Stockholders' Equity for the years ended December 31, 2008 and 2007

F-7	Statements of Cash Flows for the years ended December 31, 2008 and 2007

F-8	Notes to Financial Statements

(b) Exhibits

Exhibit Number	Title	Location

Exhibit 3(i)	Articles of Incorporation	*

Exhibit 3(ii)	Bylaws	*

Exhibit 31	Certification of the Principal Executive Officer and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Attached

Exhibit 32	Certification of the Principal Executive Officer and Principal Financial Officer pursuant to U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 **	Attached

* Incorporated by reference. Filed as exhibit to S-1 filed October 28, 2008

**The Exhibit attached to this Form 10-K shall not be deemed "filed" for purposes of Section 18 of the Securities Exchange Act of 1934 (the "Exchange Act") or otherwise subject to liability under that section, nor shall it be deemed incorporated by reference in any filing under the Securities Act of 1933, as amended, or the Exchange Act, except as expressly set forth by specific reference in such filing.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

(Registrant)

By (Signature and Title)*

Date

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By (Signature and Title)*

Date

By (Signature and Title)*

Date

TRANSACT ENERGY CORP.

[A Development Stage Company]

 FINANCIAL STATEMENTS

DECEMBER 31, 2008

______________

TRANSACT ENERGY CORP.

 [A Development Stage Company]

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors

TransAct Energy Corp.

San Antonio, Texas

We have audited the accompanying balance sheets of TransAct Energy Corp. [a development stage company] as of December 31, 2008 and 2007 and the related statements of operations, stockholders' equity (deficit) and cash flows for each of the years in the two-year period ended December 31, 2008 and for the period from inception on March 15, 2006 through December 31, 2008. TransAct Energy Corp.’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of TransAct Energy Corp. as of December 31, 2008 and 2007 and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2008 and for the period from inception on March 15, 2006 through December 31, 2008, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming TransAct Energy Corp. will continue as a going concern. As discussed in Note 6 to the financial statements, TransAct Energy Corp. has incurred losses since its inception and has not yet established profitable operations.  These factors raise substantial doubt about the ability of the Company to continue as a going concern.  Management’s plans in regards to these matters are also described in Note 6.  The financial statements do not include any adjustments that might result from the outcome of these uncertainties.

/s/ PRITCHETT, SILER & HARDY, P.C.

Salt Lake City, Utah

March 23, 2009

TRANSACT ENERGY CORP.

[A Development Stage Company]

BALANCE SHEETS

ASSETS

	December 31,	December 31,
	2008	2007

CURRENT ASSETS:
Cash	$6,326	$11,680

Total Current Assets	6,326	11,680

INVESTMENT IN LEASE (NOTE 2)	12,478	12,267

OTHER ASSET:
Deferred stock offering costs	9,153	--
	$27,957	$23,947

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)

CURRENT LIABILITIES:
Accounts payable	$53,028	$4,652
Accrued interest	197	-
Note payable (Note 3)	10,000	-

Total Current Liabilities	63,225	4,652

STOCKHOLDERS' EQUITY (DEFICIENCY) :
Preferred stock, $.001 par value,
10,000,000 shares authorized,
no shares issued and outstanding		-
Common stock, $.001 par value,
100,000,000 shares authorized,
9,400,000 shares issued and
outstanding	9,400	9,400
Capital in excess of par value	44,100	44,100
Deficit accumulated during the
development stage	(88,768)	(34,205)

Total Stockholders' Equity (Deficiency)	(35,268)	19,295
	$27,957	$23,947

The accompanying notes are an integral part of these financial statements.

TRANSACT ENERGY CORP.

[A Development Stage Company]

 STATEMENTS OF OPERATIONS

	Cumulative from inception
	On March 15, 2006
	Through	Year ended	Year ended
	December 31,	December 31,	December 31,
	2008	2008	2007

REVENUE	$-	$-	$-

EXPENSES:
General and administrative	69,898	35,693	22,024
Unsuccessful lease purchases	18,673	18,673	-

Total Expenses	88,571	54,366	22,024

LOSS BEFORE OTHER INCOME
(EXPENSE)	(88,571)	(54,366)	(22,024)
Interest expense	(197)	(197)	-

LOSS FROM OPERATIONS
BEFORE INCOME TAXES	(88,768)	(54,563)	(22,024)

CURRENT TAX EXPENSE	-	-	-

DEFERRED TAX EXPENSE	-	-	-

NET LOSS	$(88,768)	$(54,563)	$(22,024)

LOSS PER COMMON SHARE		$(.01)	$(.00)

The accompanying notes are an integral part of these financial statements.

TRANSACT ENERGY CORP.

[A Development Stage Company]

STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIENCY)

FROM INCEPTION ON MARCH 15, 2006

THROUGH DECEMBER 31, 2008

						Deficit
						Accumulated
					Capital in	During the
	Preferred Stock		Common Stock		Excess of	Development
	Shares	Amount	Shares	Amount	Par Value	Stage

BALANCE, March 15, 2006	-	$-	$-	$-	$-	$-

Issuance of 8,500,000 shares of
common stock for cash at $.001
per share, April 2006.	-	-	8,500,000	8,500	-	-

Issuance of 900,000 shares of
common stock for cash at $.05
per share, August 2006	-	-	900,000	900	44,100	-

Net loss for the period ended
December 31, 2006	-	-	-	-	-	(12,181)

BALANCE, December 31, 2006	-	-	9,400,000	9,400	44,100	(12,181)

Net loss for the year ended
December 31, 2007	-	-	-	-	-	(22,024)

BALANCE, December 31, 2007	-	-	9,400,000	9,400	44,100	(34,205)

Net loss for the year ended
December 31, 2008	-	-	-	-	-	(54,563)

BALANCE, December 31, 2008	-	$-	$9,400,000	$9,400	$44,100	$(88,768)

The accompanying notes are an integral part of these financial statements.

TRANSACT ENERGY CORP.

[A Development Stage Company]

STATEMENTS OF CASH FLOWS

	Cumulative from inception
	On March 15, 2006
	through	Year ended	Year ended
	December 31,	December 31,	December 31,
	2008	2008	2007

Cash Flows From Operating Activities:
Net loss	$(88,768)	$(54,563)	$(22,024)
Adjustments to reconcile net loss to net cash
used by operating activities:
Change in assets and liabilities:
Increase (decrease ) in accounts payable	53,028	48,376	(1,129)
Increase (decrease ) in accrued interest	197	197	-

Net Cash (Used) by Operating Activities	(35,543)	(5,990)	(23,153)

Cash Flows From Investing Activities:
Acquisition of oil and gas leases	(12,478)	(211)	(216)

Net Cash (Used) by Investing Activities	(12,478)	(211)	(216)

Cash Flows From Financing Activities:
Proceeds from common stock issuance	53,500	-	-
Stock offering costs	(9,153)	(9,153)	4,000
Proceeds from note payable	10,000	10,000	-

Net Cash Provided by Financing Activities	54,347	847	4,000

Net Increase (Decrease) in Cash	6,326	(5,354)	(19,369)

Cash at Beginning of Period	-	11,680	31,049

Cash at End of Period	$6,326	$6,326	$11,680

Supplemental Disclosures of Cash Flow Information:

Cash paid during the periods for:
Interest	$-	$-	$-
Income taxes	$-	$-	$-

Supplemental Schedule of Non-cash Investing and Financing Activities:

For the years ended December 31, 2008 and 2007:

None

The accompanying notes are an integral part of these financial statements.

TRANSACT ENERGY CORP.

[A Development Stage Company]

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2008

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

Income Taxes - The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes” [See Note 5].

The Company adopted the provisions of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, on January 1, 2007.  As a result of the implementation of Interpretation 48, the Company recognized approximately no increase in the liability for unrecognized tax benefits.

The Company has no tax positions at December 31, 2008 and 2007 for which the ultimate deductibility is highly certain but for which there is uncertainty about the timing of such deductibility.

The Company recognizes interest accrued related to unrecognized tax benefits in interest expense and penalties in operating expenses.  During the years ended December 31, 2008 and 2007, the Company recognized no interest and penalties.  The Company had no accruals for interest and penalties at December 31, 2008 and 2007.

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

TRANSACT ENERGY CORP.

[A Development Stage Company]

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2008

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

Investment in leases –   All costs such as bid fees and lease rental payments related to the acquisition of oil and gas leases are deferred and amortized on a straight-line basis  over the term of the lease. (See Note 2)

Foreign currency translation - Transactions in foreign currencies are translated into U.S. dollars using the exchange rate at each balance sheet date for assets and liabilities and the weighted average exchange rate for each period for revenues, expenses, gains and losses. Translation adjustments are recorded as a separate component of accumulated other comprehensive income (loss) when material and foreign currency transaction gains and losses are recorded in other income and expense.

Stock offering costs – Costs incurred in connection with stock offerings will be deferred and offset against the proceeds of the stock offering.  Costs incurred in connection with unsuccessful offerings will be expensed.

NOTE 2 - INVESTMENT IN LEASE

On September 7, 2006 the Company acquired a 100% interest in a Petroleum and Natural Gas Lease from the province of Alberta, Canada for $12,051 cash. To date the Company has paid annual lease payments of $427 for a total capitalized cost of $ 12,478. The lease is for a 5 year term and calls for annual rental and royalty payments in accordance with the Mines and Mineral Act of Alberta. During the year the Company also incurred $18,673 in costs related to unsuccessful lease purchases which have been expensed.

TRANSACT ENERGY CORP.

[A Development Stage Company]

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2008

NOTE 3 – NOTE PAYABLE

The $10,000 convertible promissory note payable is unsecured, bears interest at 10% per annum and is due and payable on April 21, 2009. The payee has the option to convert  the entire principal amount on or before April 21, 2009 into common shares of the Company based on a conversion rate of $.00345 per share and  no interest is due if the principal is converted to shares of the Company.  At December 31, 2008 accrued interest was $197.

NOTE 4 - CAPITAL STOCK

Preferred Stock - The Company has authorized 10,000,000 shares of preferred stock, $.001 par value, with such rights, preferences and designations and to be issued in such series as determined by the Board of Directors.  No shares are issued and outstanding at December 31, 2008.

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

NOTE 5 - INCOME TAXES

The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109 “Accounting for Income Taxes”.  SFAS No. 109 requires the Company to provide a net deferred tax asset/liability equal to the expected future tax benefit/expense of temporary reporting differences between book and tax accounting methods and any available operating loss or tax credit carryforwards.  The Company has available at December 31, 2008, an operating loss carryforward of approximately $88,800, which may be applied against future taxable income and which expires in various years through 2028.

TRANSACT ENERGY CORP.

[A Development Stage Company]

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2008

NOTE 5 - INCOME TAXES  (CONTINUED)

The amount of and ultimate realization of the benefits from the operating loss carryforwards for income tax purposes is dependent, in part, upon the tax laws in effect, the future earnings of the Company, and other future events, the effects of which cannot be determined.  Because of the uncertainty surrounding the realization of the loss carryforwards, the Company has established a valuation allowance equal to the tax effect of the loss carryforwards and, therefore, no deferred tax asset has been recognized for the loss carryforwards.  The net deferred tax asset is approximately $17,800 and $6,840 as of December 31, 2008 and 2007 respectively, with an offsetting valuation allowance of the same amount.  The change in the valuation allowance for the year ended December 31, 2008 is approximately $10,960.

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

Office Space - The Company has not had a need to rent office space.  A related company of an officer/shareholder is allowing the Company to use an office as a mailing address, as needed, at no expense to the Company. During the years ended December 31, 2008 and 2007 the Company has paid $8,500 and $5,630 respectively and has a payable of $5,410 for the use of telephone, fax and office equipment.

TRANSACT ENERGY CORP.

[A Development Stage Company]

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2008

NOTE 8 - LOSS PER SHARE

The following data show the amounts used in computing loss per share for the periods presented:

	Year ended	Year ended
	December 31,	December 31,
	2008	2007

Loss from operations available to common shareholders
(numerator)	$(54,563)	$(22,024)

Weighted average number of common shares
outstanding during the period used in loss per
share (denominator)	9,400,000	9,400,000

Dilutive loss per share was not presented, as the Company had no common equivalent shares for all periods presented that would affect the computation of diluted loss per share.

NOTE 9 – SUBSEQUENT EVENTS

Proposed Public Offering of Common Stock - The Company is proposing to make a public offering of 2,000,000 shares of common stock. The Company has filed a registration statement with the United States Securities and Exchange Commission on Form S-1. An offering price of $.25 per share has arbitrarily been determined by the Company.  The offering will be managed by the Company without any underwriter. The units will be offered and sold by officers and directors of the Company, who will receive no sales commissions or other compensation in connection with the offering, except for reimbursement of expenses actually incurred on behalf of the Company in connection with the offering.  The offering was declared effective on December 12, 2008. At December 31, 2008 no shares have been sold. During the year the Company incurred stock offering costs of $ 9,153 which will be deferred and offset against the proceeds of the proposed stock offering.