Form 10-Q
period 2009-03-31
TRANSACT ENERGY CORP
filed 2009-05-15
CIK 1383394

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

 X .   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2009.

or

     .   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________________  to  ___________________________

Commission File Number:  333-139746

TRANSACT ENERGY CORP.

(Exact name of registrant as specified in its charter)

Nevada	98-0515445
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

105-5119 Beckwith Blvd, San Antonio TX	78249
(Address of principal executive offices)	(Zip Code)

210-561-6015

(Registrant’s telephone number, including area code)

_______________________________________________________

(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.       X .   Yes         .   No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).       .   Yes    X .   No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	.	Accelerated filer	.

Non-accelerated filer	. (Do not check if a smaller reporting company)	Smaller reporting company	X .

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).       .   Yes   X .   No

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY

PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.      .   Yes        .   No

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of March 31, 2009:  9,400,000

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

The accompanying financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at March 31, 2009 and 2008 and for the periods then ended have been made. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s December 31, 2008 audited financial statements. The results of operations for the periods ended March 31, 2009 and 2008 are not necessarily indicative of the operating results for the full year.

FINANCIAL STATEMENTS

TRANSACT ENERGY CORP.

[A Development Stage Company]

INTERIM FINANCIAL STATEMENTS

MARCH 31, 2009

______________

(Unaudited)

TRANSACT ENERGY CORP.

 [A Development Stage Company]

(Unaudited)

CONTENTS

PAGE

—

Interim Balance Sheets

5

—

Interim Statements of Operations

6

—

Interim Statements of Cash Flows

7

—

Notes to Interim Financial Statements

8

TRANSACT ENERGY CORP.

[A Development Stage Company]

 INTERIM BALANCE SHEETS

ASSETS

	(Unaudited)	(Audited)
	March 31,	December 31,
	2009	2008

CURRENT ASSETS:
Cash	$12,492	$6,326

Total Current Assets	12,492	6,326

INVESTMENT IN LEASE (NOTE 2)	12,478	12,478

OTHER ASSET:
Deferred stock offering costs	9,153	9,153

	$34,123	$27,957

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES:
Accounts payable	$51,549	$53,028
Accrued interest	444	197
Note payable (Note 3)	27,500	10,000

Total Current Liabilities	79,493	63,225

STOCKHOLDERS' EQUITY (DEFICIT):
Preferred stock, $.001 par value,
10,000,000 shares authorized,
no shares issued and outstanding	-	-
Common stock, $.001 par value,
100,000,000 shares authorized,
9,400,000 shares issued and
outstanding	9,400	9,400
Capital in excess of par value	44,100	44,100
Deficit accumulated during the
development stage	(98,870)	(88,768)

Total Stockholders' Deficit	(45,370)	(35,268)

	$34,123	$27,957

The accompanying notes are an integral part of these financial statements.

TRANSACT ENERGY CORP.

[A Development Stage Company]

INTERIM STATEMENTS OF OPERATIONS

(Unaudited)

	Cumulative from inception on
	March 15, 2006	Three months	Three months
	through	ended	ended
	March 31,	March 31,	March 31,
	2009	2009	2008

REVENUE	$-	$-	$-

EXPENSES:
General and administrative	79,753	9,855	12,150
Unsuccessful lease purchases	18,673	-	-

Total Expenses	98,426	9,855	12,150

LOSS BEFORE OTHER INCOME
(EXPENSE)	(98,426)	(9,855)	(12,150)
Interest expense	(444)	(247)	-

LOSS FROM OPERATIONS
BEFORE INCOME TAXES	(98,870)	(10,102)	(12,150)

CURRENT TAX EXPENSE	-	-	-

DEFERRED TAX EXPENSE	-	-	-

NET LOSS	$(98,870)	$(10,102)	$(12,150)

LOSS PER COMMON SHARE	$(.00)	$(.00)

The accompanying notes are an integral part of these financial statements.

TRANSACT ENERGY CORP.

[A Development Stage Company]

INTERIM STATEMENTS OF CASH FLOWS

(Unaudited)

	Cumulative from
	Inception on
	March 15,2006	Three months		Three months
	Through	ended		ended
	March 31,	March 31,		March 31,
	2009	2009		2008

Cash Flows From Operating Activities:
Net loss	$(98,870)	$(10,102)		$(12,150)
Adjustments to reconcile net loss to net cash
used by operating activities:
Change in assets and liabilities:
Increase (decrease) in accounts payable	51,549	(1,479)		8,142
Increase (decrease ) in accrued interest	444	247		-

Net Cash (Used) by Operating Activities	(46,877)	(11,334)		(4,008)

Cash Flows From Investing Activities:
Acquisition of oil and gas leases	(12,478)	-		-

Net Cash (Used) by Investing Activities	(12,478)	-

Cash Flows From Financing Activities:
Proceeds from common stock issuance	53,500		-
Stock offering costs	(9,153)	-		-
Proceeds from note payable	27,500	17,500		-

Net Cash Provided by Financing Activities	71,847	17,500		-

Net Increase (Decrease) in Cash	12,492	6,166		(4,008)

Cash at Beginning of Period	-	6,326		11,680

Cash at End of Period	$12,492	$12,492		$7,672

Supplemental Disclosures of Cash Flow Information:
Cash paid during the periods for:
Interest	$-	$-		$-
Income taxes	$-	$-		$-

Supplemental Schedule of Noncash Investing and Financing Activities:

For the three month period ended March 31, 2009 and 2008 :
None

The accompanying notes are an integral part of these financial statements.

TRANSACT ENERGY CORP.

[A Development Stage Company]

NOTES TO INTERIM FINANCIAL STATEMENTS

MARCH 31, 2009

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

Interim Condensed Financial Statements - The accompanying interim financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at March 31, 2009 and 2008 and for the periods then ended have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s December 31, 2008 audited financial statements. The results of operations for the periods ended March 31, 2009 and 2008 are not necessarily indicative of the operating results for the full year.

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

MARCH 31, 2009

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

NOTE 2 - INVESTMENT IN LEASE

On September 7, 2006 the Company acquired a 100% interest in a Petroleum and Natural Gas Lease from the province of Alberta, Canada for $12,051 cash. To date the Company has paid annual lease payments of $427 for a total capitalized cost of $12,478. The lease is for a 5 year term and calls for annual rental and royalty payments in accordance with the Mines and Mineral Act of Alberta. During the year ended December 31, 2008 the Company also incurred $18,673 in costs related to unsuccessful lease purchases which have been expensed.

TRANSACT ENERGY CORP.

[A Development Stage Company]

NOTES TO INTERIM FINANCIAL STATEMENTS

MARCH 31, 2009

(Unaudited)

NOTE 3 – NOTE PAYABLE

The $27,500 convertible promissory note payable is unsecured, bears interest at 10% per annum and is due and payable on April 21, 2009. The payee has the option to convert the entire principal amount on or before April 21, 2009 into common shares of the Company based on a conversion rate of $.00345 per share and no interest is due if the principal is converted to shares of the Company. At March 31, 2009 accrued interest was $444. The note payable has been extended through May 21,2009.

NOTE 4 - CAPITAL STOCK

Preferred Stock - The Company has authorized 10,000,000 shares of preferred stock, $.001 par value, with such rights, preferences and designations and to be issued in such series as determined by the Board of Directors. No shares are issued and outstanding at March 31, 2009.

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

NOTE 5 - INCOME TAXES

The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109 “Accounting for Income Taxes”. SFAS No. 109 requires the Company to provide a net deferred tax asset/liability equal to the expected future tax benefit/expense of temporary reporting differences between book and tax accounting methods and any available operating loss or tax credit carryforwards. The Company has available at March 31, 2009, an operating loss carryforward of approximately $98,900, which may be applied against future taxable income and which expires in various years through 2029.

The amount of and ultimate realization of the benefits from the operating loss carryforwards for income tax purposes is dependent, in part, upon the tax laws in effect, the future earnings of the Company, and other future events, the effects of which cannot be determined. Because of the uncertainty surrounding the realization of the loss carryforwards, the Company has established a valuation allowance equal to the tax effect of the loss carryforwards and, therefore, no deferred tax asset has been recognized for the loss carryforwards. The net deferred tax asset is approximately $19,800 as of March 31, 2009, with an offsetting valuation allowance of the same amount.

TRANSACT ENERGY CORP.

[A Development Stage Company]

NOTES TO INTERIM FINANCIAL STATEMENTS

MARCH 31, 2009

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

Office Space - The Company has not had a need to rent office space. A related company of an officer/shareholder is allowing the Company to use an office as a mailing address, as needed, at no expense to the Company. During the three months ended March 31, 2009 the Company has accrued $2,409 for the use of telephone, fax and office equipment. During the year ended December 31, 2008 the Company had paid $8,500 and had a payable of $5,410 for the use of telephone, fax and office equipment.

TRANSACT ENERGY CORP.

[A Development Stage Company]

NOTES TO INTERIM FINANCIAL STATEMENTS

MARCH 31, 2009

(Unaudited)

NOTE 8 - LOSS PER SHARE

The following data show the amounts used in computing loss per share for the periods presented:

	Three months ended	Three months ended
	March 31,	March 31,
	2009	2008

Loss available to common shareholders (numerator)	$(10,102)	$(12,150)

Weighted average number of common shares
outstanding during the period used in loss per
share (denominator)	9,400,000	9,400,000

Dilutive loss per share was not presented, as the Company had no common equivalent shares for all periods presented that would affect the computation of diluted loss per share.

NOTE 9 – SUBSEQUENT EVENTS

Proposed Public Offering of Common Stock - The Company is proposing to make a public offering of 2,000,000 shares of common stock.  The Company has filed a registration statement with the United States Securities and Exchange Commission on Form S-1.  An offering price of $.25 per share has arbitrarily been determined by the Company.  The offering will be managed by the Company without any underwriter.  The units will be offered and sold by officers and directors of the Company, who will receive no sales commissions or other compensation in connection with the offering, except for reimbursement of expenses actually incurred on behalf of the Company in connection with the offering.  The offering was declared effective on December 12, 2008. At March 31, 2009 no shares have been sold. During the year ended December 31, 2008 the Company incurred stock offering costs of $9,153 which will be deferred and offset against the proceeds of the proposed stock offering.

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

RESULTS OF OPERATIONS

During the three months ended March 31, 2009, the Company has engaged in no significant operations other than maintaining its reporting status with the SEC.

Results of Operations – Three Months Ended March 31, 2009 Compared to the Three Months Ended March 31, 2008

No revenues were received by the Company during the three months ended March 31, 2009 or 2008. Our expenses were $10,102 for the three months ended March 31, 2009 compared to $12,150 for the same period in 2008.

LIQUIDITY AND CAPITAL RESOURCES

As of March 31, 2009, we have $12,492 in cash and $12,478 investment in oil and gas lease. Our current liabilities consist of accounts payable in the amount of $51,549 and a note payable of $27,500 with accrued interest of $444.

NEED FOR ADDITIONAL FINANCING

Proposed Public Offering of Common Stock - The Company is proposing to make a public offering of 2,000,000 shares of common stock. The Company has filed a registration statement with the United States Securities and Exchange Commission on Form S-1. An offering price of $.25 per share has arbitrarily been determined by the Company. The offering will be managed by the Company without any underwriter. The units will be offered and sold by officers and directors of the Company, who will receive no sales commissions or other compensation in connection with the offering, except for reimbursement of expenses actually incurred on behalf of the Company in connection with the offering. The offering was declared effective on December 12, 2008. At March 31st, 2009, 120,000 shares have been subscribed. During the year 2008, the Company incurred stock offering costs of $ 9,153 which will be deferred and offset against the proceeds of the proposed stock offering.

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rules 13a-15(e) and 15d-15(e) promulgated under the Exchange Act. Based on this evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were effective at a reasonable assurance level as of March 31, 2009, the end of the period covered by this report.

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

Date: May 15, 2009

By:  /s/ Henry Andrews

Henry Andrews

President, Treasurer,

Chief Executive Officer and

Chief Financial Officer