Form 10-K/A
period 2008-12-31
TRANSACT ENERGY CORP
filed 2009-06-30
CIK 1383394

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

(Mark One)

FORM 10-K/A

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

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

None

Item 9A. Controls and Procedures.

None.

Item 9A(T). Controls and Procedures.

(a) Evaluation of Disclosure Controls and Procedures. Our management, with the participation of our President, evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, our President concluded that our disclosure controls and procedures as of the end of the period covered by this report were effective such that the information required to be disclosed by us in reports filed under the Securities Exchange Act of 1934 is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to our management, including our President, as appropriate to allow timely decisions regarding disclosure. A controls system cannot provide absolute assurance, however, that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected. We believe our disclosure controls and procedures are designed to provide reasonable assurance of achieving their objectives and our principal executive officer and principal financial officer concluded that our disclosure controls and procedures are effective.

Management’s Annual Report on Internal Control over Financial Reporting. Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Therefore, even those systems determined to be effective can provide only reasonable assurance of achieving their control objectives.

Our management, with the participation of the President, evaluated the effectiveness of the Company’s internal control over financial reporting as of December 31, 2008. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework. Based on this evaluation, our management, with the participation of the President, concluded that, as of December 31, 2008, our internal control over financial reporting was effective at a reasonable assurance level as of December 31, 2008, the end of the period covered by this Report.

This annual report does not include an attestation report of the Company’s independent registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this annual report.

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

PART IV

Item 15. Exhibits, Financial Statement Schedules.

(a) Index to Financial Statements and Financial Statement Schedules

The following audited financial statements are included on the pages indicated:

F-1 Report of Pritchett, Siler & Hardy, P.C. Certified Public Accountants

F-2 Balance Sheet as of December 31, 2008 and 2007

F-3 Statements of Operations for the years ended December 31, 2008 and 2007

F-4 Statements of Stockholders' Equity for the years ended December 31, 2008 and 2007

F-5 Statements of Cash Flows for the years ended December 31, 2008 and 2007

F-6 Notes to Financial Statements

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this amended report to be signed on its behalf by the undersigned, thereunto duly authorized.

(Registrant)	TRANSACT ENERGY CORP.

By (Signature and Title)*	/s/ Henry Andrews
Chief Executive and Financial Officer, Secretary, Treasurer and Director
Date:	June 29, 2009

Pursuant to the requirements of the Securities Exchange Act of 1934, this amended report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By (Signature and Title)*	/s/ Henry Andrews
Chief Executive and Financial Officer, Secretary, Treasurer and Director
Date:	June 29, 2009

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

/s/ PRITCHETT, SILER & HARDY, P.C.

PRITCHETT, SILER & HARDY, P.C.

Salt Lake City, Utah

March 23, 2009

TRANSACT ENERGY CORP.

[A Development Stage Company]

BALANCE SHEETS

ASSETS

	December 31,	December 31,
	2008	2007

CURRENT ASSETS:
Cash	$6,326	$11,680

Total Current Assets	6,326	11,680

INVESTMENT IN LEASE (NOTE 2)	12,478	12,267

OTHER ASSET:
Deferred stock offering costs	9,153	-
	$27,957	$23,947

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)

CURRENT LIABILITIES:
Accounts payable	$53,028	$4,652
Accrued interest	197	-
Note payable (Note 3)	10,000	-

Total Current Liabilities	63,225	4,652

STOCKHOLDERS' EQUITY (DEFICIENCY) :
Preferred stock, $.001 par value,
10,000,000 shares authorized,
no shares issued and outstanding		-
Common stock, $.001 par value,
100,000,000 shares authorized,
9,400,000 shares issued and
outstanding	9,400	9,400
Capital in excess of par value	44,100	44,100
Deficit accumulated during the
development stage	(88,768)	(34,205)

Total Stockholders' Equity (Deficiency)	(35,268)	19,295
	$27,957	$23,947

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

TRANSACT ENERGY CORP.

[A Development Stage Company]

STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIENCY)

FROM INCEPTION ON MARCH 15, 2006

THROUGH DECEMBER 31, 2008

						Deficit
						Accumulated
					Capital in	During the
	Preferred Stock		Common Stock		Excess of	Development
	Shares	Amount	Shares	Amount	Par Value	Stage

BALANCE, March 15, 2006	-	$-	-	$-	$-	$-

Issuance of 8,500,000 shares of
common stock for cash at $.001
per share, April 2006.	-	-	8,500,000	8,500	-	-

Issuance of 900,000 shares of
common stock for cash at $.05
per share, August 2006	-	-	900,000	900	44,100	-

Net loss for the period ended
December 31, 2006	-	-	-	-	-	(12,181)

BALANCE, December 31, 2006	-	-	9,400,000	9,400	44,100	(12,181)

Net loss for the year ended
December 31, 2007	-	-	-	-	-	(22,024)

BALANCE, December 31, 2007	-	-	9,400,000	9,400	44,100	(34,205)

Net loss for the year ended
December 31, 2008	-	-	-	-	-	(54,563)

BALANCE, December 31, 2008	-	$-	9,400,000	$9,400	$44,100	$(88,768)

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