Form 10-Q
period 2009-06-30
TRANSACT ENERGY CORP
filed 2009-08-07
CIK 1383394

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

 X .   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2009.

or

     .   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________________  to  ___________________________

Commission File Number:  333-139746

TRANSACT ENERGY CORP.

(Exact name of registrant as specified in its charter)

Nevada	98-0515445
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

105-5119 Beckwith Blvd., San Antonio, TX	78249
(Address of principal executive offices)	(Zip Code)

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of June 30, 2009:  9,400,000

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

The accompanying financial statements have been prepared by the Company without audit.  In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at June 30, 2009 and 2008 and for the periods then ended have been made.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted.  It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s December 31, 2008 audited financial statements.  The results of operations for the periods ended June 30, 2009 and 2008 are not necessarily indicative of the operating results for the full year.

TRANSACT ENERGY CORP.

[A Development Stage Company]

INTERIM FINANCIAL STATEMENTS

JUNE 30, 2009

______________

(Unaudited)

TRANSACT ENERGY CORP.

 [A Development Stage Company]

(Unaudited)

TRANSACT ENERGY CORP.

[A Development Stage Company]

INTERIM BALANCE SHEETS

ASSETS

	(Unaudited)	(Audited)
	June 30,	December 31,
	2009	2008

CURRENT ASSETS:
Cash	$70	$6,326
Total Current Assets	70	6,326

INVESTMENT IN LEASE (NOTE 2)	12,478	12,478

OTHER ASSET:
Deferred stock offering costs	11,283	9,153
	$23,831	$27,957

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES:
Accounts payable	$50,168	$53,028
Accrued interest	1,129	197
Note payable (Note 3)	27,500	10,000

Total Current Liabilities	78,797	63,225

STOCKHOLDERS' EQUITY (DEFICIT):
Preferred stock, $.001 par value,
10,000,000 shares authorized,
no shares issued and outstanding - -
Common stock, $.001 par value,
100,000,000 shares authorized,
9,400,000 shares issued and
outstanding	9,400	9,400
Capital in excess of par value	44,100	44,100
Deficit accumulated during the
development stage	(108,466)	(88,768)

Total Stockholders' Deficit	(54,966)	(35,268)
	$23,831	$27,957

The accompanying notes are an integral part of these financial statements.

TRANSACT ENERGY CORP.

[A Development Stage Company]

INTERIM STATEMENTS OF OPERATIONS

FOR THE THREE AND SIX MONTH PERIOD ENDED JUNE 30, 2009 AND 2008

(Unaudited)

	Cumulative from inception
	On March 15, 2006	Three months	Six months	Three months	Six months
	Through	ended	ended	ended	ended
	June 30,	June 30,	June 30,	June 30,	June 30,
	2009	2009	2009	2008	2008

REVENUE	$-	$-	$-	$-	$-

EXPENSES:
General and administrative	88,664	8,911	18,766	7,084	19,234
Unsuccessful lease purchases	18,673	-	-	-	-

Total Expenses	107,337	8,911	18,766	7,084	19,234

LOSS BEFORE OTHER INCOME
(EXPENSE)	(107,337)	(8,911)	(18,766)	(7,084)	(19,234)
Interest expense	(1,129)	(685)	(932)	-	-

LOSS FROM OPERATIONS
BEFORE INCOME TAXES	(108,466)	(9,596)	(19,698)	(7,084)	(19,234)

CURRENT TAX EXPENSE	-	-	-	-	-

DEFERRED TAX EXPENSE	-	-	-	-	-

NET LOSS	$(108,466)	$(9,596)	$(19,698)	$(7,084)	$(19,234)

LOSS PER COMMON SHARE		$(.00)	$(.00)	$(.00)	$(.00)

The accompanying notes are an integral part of these financial statements.

TRANSACT ENERGY CORP.

[A Development Stage Company]

INTERIM STATEMENTS OF CASH FLOWS

FOR THE SIX MONTH PERIOD ENDED JUNE 30, 2009 AND 2008

(Unaudited)

	Cumulative from inception
	On March 15, 2006	Six months	Six months
	through	ended	ended
	June 30,	June 30,	June 30,
	2009	2009	2008

Cash Flows From Operating Activities:
Net loss	$(108,466)	$(19,698)	$(19,234)
Adjustments to reconcile net loss to net cash
used by operating activities:
Change in assets and liabilities:
Increase (decrease) in accounts payable	50,168	(2,860)	9,113
Increase (decrease ) in accrued interest	1,129	932	-
(Increase) in prepaid rent	-	-	(1,541)

Net Cash (Used) by Operating Activities	(57,169)	(21,626)	(11,662)

Cash Flows From Investing Activities:
Acquisition of oil and gas leases	(12,478)	-	-

Net Cash (Used) by Investing Activities	(12,478)	-	-

Cash Flows From Financing Activities:
Proceeds from common stock issuance	53,500	-	-
Stock offering costs	(11,283)	(2,130)	-
Proceeds from note payable	27,500	17,500	-

Net Cash Provided by Financing Activities	69,717	15,370	-

Net Increase (Decrease) in Cash	70	(6,256)	(11,662)

Cash at Beginning of Period	-	6,326	11,680

Cash at End of Period	$70	$70	$18

Supplemental Disclosures of Cash Flow Information:
Cash paid during the periods for:
Interest	$-	$-	$-
Income taxes	$-	$-	$-

Supplemental Schedule of Non-cash Investing and Financing Activities:

For the six month period ended June 30, 2009 and 2008:

None

The accompanying notes are an integral part of these financial statements.

FINANCIAL STATEMENTS TRANSACT ENERGY CORP.

[A Development Stage Company]

NOTES TO INTERIM FINANCIAL STATEMENTS

JUNE 30, 2009

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

Interim Condensed Financial Statements - The accompanying interim financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at June 30, 2009 and 2008 and for the periods then ended have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s December 31, 2008 audited financial statements. The results of operations for the periods ended June 30, 2009 and 2008 are not necessarily indicative of the operating results for the full year.

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

JUNE 30, 2009

(Unaudited)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES [Continued]

Recently Enacted Accounting Standards - Statement of Financial Accounting Standards (“SFAS”) SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities – an amendment of FASB Statement No. 133”, SFAS No. 163, “Accounting for Financial Guarantee Insurance Contracts”, SFAS No. 164, “Not-for-Profit Entities: Mergers and Acquisitions—Including an amendment of FASB Statement No. 142”, SFAS No. 165, “Subsequent Events”, SFAS No. 166, “Accounting for Transfers of Financial Assets—an Amendment of FASB Statement No. 140”, SFAS No. 167, “Amendments to FASB Interpretation No. 46(R)”, and SFAS No. 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles—a replacement of FASB Statement No. 162” were recently issued. SFAS No. 161, 163, 164, 165, 166, 167, and 168 have no current applicability to the Company or their effect on the financial statements would not have been significant.

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

TRANSACT ENERGY CORP.

[A Development Stage Company]

NOTES TO INTERIM FINANCIAL STATEMENTS

JUNE 30, 2009

(Unaudited)

NOTE 3 – NOTE PAYABLE

The $27,500 convertible promissory note payable is unsecured, bears interest at 10% per annum and is due and payable on April 21, 2009. The payee has the option to convert the entire principal amount on or before April 21, 2009 into common shares of the Company based on a conversion rate of $.00345 per share and no interest is due if the principal is converted to shares of the Company. At June 30, 2009 accrued interest was $1,129. The note payable has been extended through September 30, 2009.

NOTE 4 - CAPITAL STOCK

Preferred Stock - The Company has authorized 10,000,000 shares of preferred stock, $.001 par value, with such rights, preferences and designations and to be issued in such series as determined by the Board of Directors. No shares are issued and outstanding at June 30, 2009.

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

NOTE 5 - INCOME TAXES

The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109 “Accounting for Income Taxes”. SFAS No. 109 requires the Company to provide a net deferred tax asset/liability equal to the expected future tax benefit/expense of temporary reporting differences between book and tax accounting methods and any available operating loss or tax credit carryforwards. The Company has available at June 30, 2009, an operating loss carryforward of approximately $108,100, which may be applied against future taxable income and which expires in various years through 2029.

The amount of and ultimate realization of the benefits from the operating loss carryforwards for income tax purposes is dependent, in part, upon the tax laws in effect, the future earnings of the Company, and other future events, the effects of which cannot be determined. Because of the uncertainty surrounding the realization of the loss carryforwards, the Company has established a valuation allowance equal to the tax effect of the loss carryforwards and, therefore, no deferred tax asset has been recognized for the loss carryforwards. The net deferred tax asset is approximately $21,642 as of June 30, 2009, with an offsetting valuation allowance of the same amount.

TRANSACT ENERGY CORP.

[A Development Stage Company]

NOTES TO INTERIM FINANCIAL STATEMENTS

JUNE 30, 2009

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

Office Space - The Company shares office space with a related company of an officer/shareholder on a month to month basis. During the six months ended June 30, 2009 the Company has accrued $5,559 for the use of office space, telephone, fax and office equipment. During the year ended December 31, 2008 the Company had paid $8,500 and had a payable of $5,410 for the use of telephone, fax and office equipment.

TRANSACT ENERGY CORP.

[A Development Stage Company]

NOTES TO INTERIM FINANCIAL STATEMENTS

JUNE 30, 2009

(Unaudited)

NOTE 8 - LOSS PER SHARE

The following data show the amounts used in computing loss per share for the periods presented:

	Three months	Six months	Three months	Six months
	ended	ended	ended	ended
	June 30,	June 30,	June 30,	June 30,
	2009	2009	2008	2008

Loss available to common shareholders
(numerator)	$(9,596)	$(19,698)	$(7,084)	$(19,234)

Weighted average number of common shares
outstanding during the period used in loss per
share (denominator)	9,400,000	9, 400,000	9,400,000	9, 400,000

Dilutive loss per share was not presented, as the Company had no common equivalent shares for all periods presented that would affect the computation of diluted loss per share.

NOTE 9 – SUBSEQUENT EVENTS

Proposed Public Offering of Common Stock - The Company is proposing to make a public offering of 2,000,000 shares of common stock. The Company has filed a registration statement with the United States Securities and Exchange Commission on Form S-1. An offering price of $.25 per share has arbitrarily been determined by the Company. The offering will be managed by the Company without any underwriter. The shares will be offered and sold by officers and directors of the Company, who will receive no sales commissions or other compensation in connection with the offering, except for reimbursement of expenses actually incurred on behalf of the Company in connection with the offering. The offering was declared effective on December 12, 2008. At June 30, 2009 the Company has received subscriptions of $65,750 which are being held in escrow until the minimum offering of $250,000 has been raised. As of June 30, 2009 and December 31, 2008 the Company has incurred stock offering costs of $11,283 and $ 9,153 respectively, which will be deferred and offset against the proceeds of the proposed stock offering.

The Company has evaluated subsequent events from the balance sheet date through August 6, 2009.

ITEM 2. PLAN OF OPERATIONS

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

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

RESULTS OF OPERATIONS

During the three months ended June 30, 2009, the Company has engaged in no significant operations other than maintaining its reporting status with the SEC.

Results of Operations – Three Months Ended June 30, 2009 Compared to the Three Months Ended June 30, 2008

No revenues were received by the Company during the three months ended June 30, 2009 or 2008. Our expenses were $9,596 for the three months ended June 30, 2009 compared to $7,084 for the same period in 2008.

LIQUIDITY AND CAPITAL RESOURCES

As of June 30, 2009, we have $70 in cash, $12,478 investment in oil and gas lease, and deferred stock offering costs of $11,283. Our current liabilities consist of accounts payable in the amount of $50,168 and a note payable of $27,500 with accrued interest of $1,129.

NEED FOR ADDITIONAL FINANCING

Proposed Public Offering of Common Stock - The Company is proposing to make a public offering of 2,000,000 shares of common stock. The Company has filed a registration statement with the United States Securities and Exchange Commission on Form S-1. An offering price of $.25 per share has arbitrarily been determined by the Company. The offering will be managed by the Company without any underwriter. The shares will be offered and sold by officers and directors of the Company, who will receive no sales commissions or other compensation in connection with the offering, except for reimbursement of expenses actually incurred on behalf of the Company in connection with the offering. The offering was declared effective on December 12, 2008. The Company filed a post-effective amendment to its registration statement which was declared effective on July 17, 2009. At June 30, 2009 the Company has received subscriptions of $65,750 which are being held in escrow until the minimum offering of $250,000 has been raised. As of June 30, 2009 and December 31, 2008 the Company incurred stock offering costs of $11,283 and $9,153, respectively, which will be deferred and offset against the proceeds of the proposed stock offering.

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rules 13a-15(e) and 15d-15(e) promulgated under the Exchange Act. Based on this evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were effective at a reasonable assurance level as of June 30, 2009, the end of the period covered by this report.

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

Date: August 6, 2009

By: /s/ Henry Andrews

Henry Andrews

President, Treasurer,

Chief Executive Officer and

Chief Financial Officer