Form 10-Q
period 2009-09-30
TRANSACT ENERGY CORP
filed 2009-11-06
CIK 1383394

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

 X .   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2009.

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  X . Yes        . No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).       . Yes        . No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of September 30, 2009:  10,502,000

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

The accompanying financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at September 30, 2009 and 2008 and for the periods then ended have been made. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s December 31, 2008 audited financial statements. The results of operations for the periods ended September 30, 2009 and 2008 are not necessarily indicative of the operating results for the full year.

FINANCIAL STATEMENTS

TRANSACT ENERGY CORP.

[A Development Stage Company]

INTERIM FINANCIAL STATEMENTS

SEPTEMBER 30, 2009

______________

(Unaudited)

TRANSACT ENERGY CORP.

 [A Development Stage Company]

(Unaudited)

TRANSACT ENERGY CORP.

[A Development Stage Company]

INTERIM BALANCE SHEETS

ASSETS

	(Unaudited)	(Audited)
	September 30,	December 31,
	2009	2008

CURRENT ASSETS:
Cash	$9,707	$6,326
Interest receivable	8,973	-
Loans receivable – Related Party	239,520	-

Total Current Assets	258,200	6,326

INVESTMENT IN LEASE	12,684	12,478

OTHER ASSET:
Deferred stock offering costs	-	9,153
	$270,884	$27,957

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES:
Accounts payable	$36,868	$53,028
Accrued interest	1,807	197
Note payable – Related Party	27,500	10,000
Total Current Liabilities	66,175	63,225

STOCKHOLDERS' EQUITY (DEFICIT):
Preferred stock, $.001 par value,
10,000,000 shares authorized,
no shares issued and outstanding	-	-
Common stock, $.001 par value,
100,000,000 shares authorized,
10,502,000 (9,400,000) shares
issued and outstanding	10,502	9,400
Capital in excess of par value	305,235	44,100
Deficit accumulated during the
development stage	(111,028)	(88,768)
Total Stockholders' Equity (Deficit)	204,709	(35,268)
	$270,884	$27,957

The accompanying notes are an integral part of these financial statements.

TRANSACT ENERGY CORP.

[A Development Stage Company]

INTERIM STATEMENTS OF OPERATIONS

(Unaudited)

	Cumulative from inception On March 15, 2006 Through September 30, 2009	Three months ended September 30, 2009	Nine months ended September 30, 2009	Three months ended September 30, 2008	Nine months ended September 30, 2008

REVENUE	$-	$-	$-	$-	$-

EXPENSES:
General and administrative	99,367	10,704	29,469	7,836	27,070
Unsuccessful lease purchases	18,673	-	-	18,673	18,673

Total Expenses	118,040	10,704	29,469	26,509	45,743

INCOME (LOSS) BEFORE OTHER INCOME (EXPENSE)	(118,040)	(10,704)	(29,469)	(26,509)	(45,743)

Interest income	8,973	8,973	8,973	-	-
Interest expense	(1,961)	(831)	(1,764)	-	-

Total other income (expenses)	7,012	8,142	7,209	-	-

INCOME (LOSS) FROM OPERATIONS
BEFORE INCOME TAXES	(111,028)	(2,562)	(22,260)	(26,509)	(45,743)

CURRENT TAX EXPENSE	-	-	-	-	-

DEFERRED TAX EXPENSE	-	-	-	-	-

NET INCOME (LOSS)	$(111,028)	$(2,562)	$(22,260)	$(26,509)	$(45,743)

INCOME (LOSS) PER COMMON SHARE		$(.00)	$(.00)	$(.00)	$(.00)

The accompanying notes are an integral part of these financial statements.

TRANSACT ENERGY CORP.

[A Development Stage Company]

INTERIM STATEMENTS OF CASH FLOWS

(Unaudited)

	Cumulative from inception On March 15, 2006 through September 30, 2009	Nine months ended September 30, 2009	Nine months ended September 30, 2008

Cash Flows From Operating Activities:
Net loss	$(111,028)	$(22,260)	$(45,743)
Adjustments to reconcile net loss to net cash used by operating activities:
Change in assets and liabilities:
Increase in interest receivable	(8,973)	(8,973)	-
Increase (decrease) in accounts payable	36,868	(16,160)	39,601
Increase (decrease ) in accrued interest	1,807	1,610	-

Net Cash (Used) by Operating Activities	(81,326)	(45,783)	(6,142)

Cash Flows From Investing Activities:
Acquisition of oil and gas leases	(12,684)	(206)	(211)
Proceeds from loans receivable	(239,520)	(239,520)	-

Net Cash (Used) by Investing Activities	(252,204)	(239,726)	(211)

Cash Flows From Financing Activities:
Proceeds from bank overdraft	-	-	1
Proceeds from common stock issuance	329,000	275,500	-
Stock offering costs	(13,263)	(4,110)	(5,328)
Proceeds from note payable	27,500	17,500	-

Net Cash Provided (Used) by
Financing Activities	343,237	288,890	(5,327)

Net Increase (Decrease) in Cash	9,707	3,381	(11,680)

Cash at Beginning of Period	-	6,326	11,680

Cash at End of Period	$9,707	$9,707	$-

Supplemental Disclosures of Cash Flow Information:
Cash paid during the periods for:
Interest	$-	$-	$-
Income taxes	$-	$-	$-

Supplemental Schedule of Non-cash Investing and Financing Activities:

For the nine month period ended September 30, 2009 and 2008 :
None

The accompanying notes are an integral part of these financial statements.

TRANSACT ENERGY CORP.

[A Development Stage Company]

NOTES TO INTERIM FINANCIAL STATEMENTS

SEPTEMBER 30, 2009

(Unaudited)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization – Transact Energy Corp. (“the Company”) was organized under the laws of the State of Nevada on March 15, 2006. The Company plans to engage in the business of acquiring and selling oil and gas lease interests. The Company has not generated significant revenues and is considered a development stage company. The Company has, at the present time, not paid any dividends and any dividends that may be paid in the future will depend upon the financial requirements of the Company and other relevant factors.

Interim Condensed Financial Statements - The accompanying interim financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at September 30, 2009 and 2008 and for the periods then ended have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s December 31, 2008 audited financial statements. The results of operations for the periods ended September 30, 2009 and 2008 are not necessarily indicative of the operating results for the full year.

Cash and Cash Equivalents - The Company considers all highly liquid debt investments purchased with a maturity of three months or less to be cash equivalents.

Income Taxes - The Company accounts for income taxes in accordance with Accounting Standards Codification (“ASC”) Topic No. 740 “Income Taxes”. This statement requires an asset and liability approach for accounting for income taxes [See Note 6].

Loss Per Share - The Company computes loss per share in accordance with ASC Topic No. 260 “Earnings Per Share,” which requires the Company to present basic and dilutive loss per share when the effect is dilutive [See Note 9].

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

Recently Enacted Accounting Standards – In June 2009 the FASB established the Accounting Standards Codification (“Codification” or “ASC”) as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in accordance with generally accepted accounting principles in the United States (“GAAP”). Rules and interpretive releases of the Securities and Exchange Commission (“SEC”) issued under authority of federal securities laws are also sources of GAAP for SEC registrants. Existing GAAP was not intended to be changed as a result of the Codification, and accordingly the change did not impact our financial statements. The ASC does change the way the guidance is organized and presented.

Statement of Financial Accounting Standards (“SFAS”) SFAS No. 165 (ASC Topic 855), “Subsequent Events”, SFAS No. 166 (ASC Topic 810), “Accounting for Transfers of Financial Assets—an Amendment of FASB Statement No. 140”, SFAS No. 167 (ASC Topic 810), “Amendments to FASB Interpretation No. 46(R)”, and SFAS No. 168 (ASC Topic 105), “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles—a replacement of FASB Statement No. 162” were recently issued. SFAS No. 165, 166, 167, and 168 have no current applicability to the Company or their effect on the financial statements would not have been significant.

Accounting Standards Update (“ASU”) ASU No. 2009-05 (ASC Topic 820), which amends Fair Value Measurements and Disclosures – Overall, ASU No. 2009-13 (ASC Topic 605), Multiple-Deliverable Revenue Arrangements, ASU No. 2009-14 (ASC Topic 985), Certain Revenue Arrangements that include Software Elements, and various other ASU’s No. 2009-2 through ASU No. 2009-15 which contain technical corrections to existing guidance or affect guidance to specialized industries or entities were recently issued. These updates have no current applicability to the Company or their effect on the financial statements would not have been significant.

TRANSACT ENERGY CORP.

[A Development Stage Company]

NOTES TO INTERIM FINANCIAL STATEMENTS

SEPTEMBER 30, 2009

(Unaudited)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES [Continued]

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

NOTE 2 – LOANS RECEIVABLE – RELATED PARTY

The $227,000 and $12,520 loans receivable are unsecured and for a term of 90 days due on December 7 and December 17, 2009 respectively. The loans bear interest at 15% for the term or a minimum of $35,000 and $2,000 respectively.

NOTE 3 - INVESTMENT IN LEASE

On September 7, 2006 the Company acquired a 100% interest in a Petroleum and Natural Gas Lease from the province of Alberta, Canada for $12,051 cash. To date the Company has paid annual lease payments of $633 for a total capitalized cost of $12,684. The lease is for a 5 year term and calls for annual rental and royalty payments in accordance with the Mines and Mineral Act of Alberta. During the year ended December 31, 2008 the Company also incurred $18,673 in costs related to unsuccessful lease purchases which have been expensed.

NOTE 4 – NOTE PAYABLE – RELATED PARTY

The $10,000 convertible promissory note payable is unsecured, bears interest at 10% per annum and is due and payable on September 30, 2009. The payee had the option to convert the entire principal amount on or before April 21, 2009 into common shares of the Company based on a conversion rate of $.00345 per share and no interest is due if the principal is converted to shares of the Company. The note payable has been extended through March 31, 2010.

The $17,500 promissory note payable is unsecured, bears interest at 10% per annum and is due on demand. Accrued interest for the notes at September 30,2009 was $1,807.

 TRANSACT ENERGY CORP.

[A Development Stage Company]

NOTES TO INTERIM FINANCIAL STATEMENTS

SEPTEMBER 30, 2009

(Unaudited)

NOTE 5 - CAPITAL STOCK

Preferred Stock - The Company has authorized 10,000,000 shares of preferred stock, $.001 par value, with such rights, preferences and designations and to be issued in such series as determined by the Board of Directors. No shares are issued and outstanding at September 30, 2009.

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

During September 2009 the Company issued 1,102,000 shares of its previously authorized, but unissued common stock. Total proceeds from the sale of stock amounted to $275,500 (or $.25 per share). Offering costs of $13,263 were offset against the proceeds of the offering.

NOTE 6 - INCOME TAXES

The Company accounts for income taxes in accordance with ASC Topic No. 740 which requires the Company to provide a net deferred tax asset/liability equal to the expected future tax benefit/expense of temporary reporting differences between book and tax accounting methods and any available operating loss or tax credit carryforwards. The Company has available at September 30, 2009, an operating loss carryforward of approximately $108,400, which may be applied against future taxable income and which expires in various years through 2029.

The amount of and ultimate realization of the benefits from the operating loss carryforwards for income tax purposes is dependent, in part, upon the tax laws in effect, the future earnings of the Company, and other future events, the effects of which cannot be determined. Because of the uncertainty surrounding the realization of the loss carryforwards, the Company has established a valuation allowance equal to the tax effect of the loss carryforwards and, therefore, no deferred tax asset has been recognized for the loss carryforwards. The net deferred tax asset is approximately $21,680 as of September 30, 2009, with an offsetting valuation allowance of the same amount.

NOTE 7 - GOING CONCERN

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

SEPTEMBER 30, 2009

(Unaudited)

NOTE 8 - RELATED PARTY TRANSACTIONS

Management Compensation - The Company has not paid any compensation to its officers and directors, as the services provided by them to date have only been nominal.

Office Space - The Company shares office space with a related company of an officer/shareholder on a month to month basis. During the nine months ended September 30, 2009 the Company has accrued $8,459 for the use of office space, telephone, fax and office equipment. During the year ended December 31, 2008 the Company had paid $8,500 and had a payable of $5,410 for the use of telephone, fax and office equipment.

NOTE 9 - LOSS PER SHARE

The following data show the amounts used in computing loss per share for the periods presented:

	Three months	Nine months	Three months	Nine months
	ended	ended	ended	ended
	September 30,	September 30,	September 30,	September 30,
	2009	2009	2008	2008

Income (loss) available to common shareholders (numerator)	$(2,562)	$(22,260)	$(26,509)	$(45,743)

Weighted average number of common shares outstanding during the period used in loss per share (denominator)	9,767,333	9, 522,444	9,400,000	9, 400,000

Dilutive loss per share was not presented, as the Company had no common equivalent shares for all periods presented that would affect the computation of diluted loss per share.

NOTE 10 – SUBSEQUENT EVENTS

The Company has evaluated subsequent events from the balance sheet date through November 4, 2009.

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

OUR BUSINESS

We formed as a Nevada corporation on March 15, 2006 as TransAct Energy Corp. Our activities have been limited to developing and writing our business plan and the purchase of an oil and gas lease. On September 7, 2006 we acquired 100% interest in a Petroleum and Natural Gas Lease from the province of Alberta, Canada for $12,051 cash, the MedHat Project. As of the date of this report, the Company has not commenced operations on its oil and gas lease in favor of actively seeking other opportunities in the sustainable energy sector.

PLAN OF OPERATION

We anticipate we will divest ourselves of our only oil and gas lease and instead focus our efforts on acquiring alternative energy companies primarily producing power from clean sustainable energy sources. These sources will include but will not be limited to geothermal, solar and wind. Our revenues will be generated by selling power under power purchase agreements with public and private electrical utilities. The Company will focus its efforts on long term projects with immediate access to development capital and a market to sell the clean power.

RESULTS OF OPERATIONS

During the three months ended September 30, 2009, the Company has engaged in no significant operations other than maintaining its reporting status with the SEC.

Results of Operations – Three Months Ended September 30, 2009 Compared to the Three Months Ended September 30, 2008

No revenues were received by the Company during the three months ended September 30, 2009 or 2008. Our expenses were $10,704 for the three months ended September 30, 2009 compared to $26,509 for the same period in 2008.

LIQUIDITY AND CAPITAL RESOURCES

As of September 30, 2009, we have $9,707 in cash, $12,684 investment in oil and gas lease, interest receivable of $8,973, and loans receivable of $239,520. Our current liabilities consist of accounts payable in the amount of $36,868 and a note payable of $27,500 with accrued interest of $1,807.

NEED FOR ADDITIONAL FINANCING

Proposed Public Offering of Common Stock - The Company is proposing to make a public offering of 2,000,000 shares of common stock. The Company has filed a registration statement with the United States Securities and Exchange Commission on Form S-1. An offering price of $.25 per share has arbitrarily been determined by the Company. The offering will be managed by the Company without any underwriter. The shares will be offered and sold by officers and directors of the Company, who will receive no sales commissions or other compensation in connection with the offering, except for reimbursement of expenses actually incurred on behalf of the Company in connection with the offering. The offering was declared effective on December 12, 2008. The Company filed a post-effective amendment to its registration statement which was declared effective on July 17, 2009. At August 31, 2009 the Company received subscriptions of $275,500 which were being held in escrow. The offering was closed at August 31, 2009. Funds were released from escrow to the company on September 4 2009 and September 22, 2009 the Company received $267,000 and $8,500 respectively. The Company subsequently issued 1,102,000 common shares.

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rules 13a-15(e) and 15d-15(e) promulgated under the Exchange Act. Based on this evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were effective at a reasonable assurance level as of September 30, 2009, the end of the period covered by this report.

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

Date: November 4, 2009

By: /s/ Henry Andrews

Henry Andrews

President, Treasurer,

Chief Executive Officer and

Chief Financial Officer