Form 10-K
period 2009-12-31
TRANSACT ENERGY CORP
filed 2010-03-30
CIK 1383394

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

(Mark One)

FORM 10-K

 X . ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2009

or

     . TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________ to _____________

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.      . Yes  X . No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.      . Yes  X . No

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).      . Yes  X . No

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter. On June 30th, 2009 the aggregate market value of the voting stock of Transact Energy Corp. held by non-affiliates of the registrant was $-0-. The Company was not listed or traded on any exchange, therefore, the aggregate market value of the stock is deemed to be $-0-. The Company was approved for listing on the OTCBB under the symbol “TEGY” in December 2009.

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date: As of March 15, 2010 we had issued and outstanding 10,502,000 shares common stock, $.001 par value

APPLICABLE ONLY TO REGISTRANTS INVOLVED IN BANKRUPTCY

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

The Company's current corporate structure results from the issuance of seed shares equal to nine million four hundred thousand (9,400,000) and an initial public offering (IPO) of one million one hundred and two thousand shares at twenty-five cents ($0.25).

The Company was originally an oil and gas exploration company operating in North America. The Company has expanded its market view to sustainable power production and sustainable power conservation with a focus in geothermal energy.

Our financial statements are stated in United States Dollars (US$) and are prepared in accordance with United States Generally Accepted Accounting Principles (U.S. GAAP).

In this annual report, unless otherwise specified, all dollar amounts are expressed in United States dollars and all references to "common shares" refer to the common shares in our capital stock.

Item 1. Business.

Our History and Business

We formed as a Nevada corporation on March 15, 2006 as TransAct Energy Corp. Although our business plan called for the securing and managing of any energy leasehold, the Company focused on securing producing and non-producing oil and gas leases in Alberta, Canada. On September 7, 2006 we acquired a one hundred percent (100%) interest in a Petroleum and Natural Gas Lease, from the province of Alberta, Canada for twelve thousand and fifty-one dollars ($12,051), the MedHat Project. We have yet to develop this resource. We looked to expand our holdings in Alberta through acquisitions and joint ventures for the following two years.

A distinct trend appeared in the energy sector supporting alternative energies. About the same time in late 2008 the company was introduced to Dr. Mory Gomshei one of the world’s leading geothermal experts and two of his geothermal power (using superheated water from the earth to turn turbines) projects in British Columbia, Canada. The acquisition, resource evaluation, exploration process and administration for geothermal are very similar and in many jurisdictions come under the petroleum sector. We worked with independent companies AquaTerra Power and Aqua Terra Geothermal through the balance of 2009 on the two geothermal power projects in British Columbia. Other than lending AquaTerra funds no formal arrangement was entered into pending them securing drill permits on the two projects.

TransAct in mid-2009 started introducing the concept of geothermal power to markets in Western and South Asia with the plan to enter joint venture relationships to develop geothermal power projects in these areas. To enter these markets as a power producer the Company found it strategic to develop traditional carbon fuelled power projects. After discussions with the Republic of Iraq regarding geothermal opportunities in Northern Iraq, the company with Spectrum Energy Project Investments (a UAE power company) submitted applications to the Bashra Investment Commission to develop/manage three natural gas power plants. These multi-billion dollar projects come with long-term power purchase agreements (PPA) and sovereign guarantees, our application has been shortlisted. Additionally through our relationship with Spectrum Energy we have been offered seventy-five percent of a similar project in Bangladesh. We are in the process of completing due diligence on similar projects in Brazil and Vietnam. The Company intends to continue to develop opportunities in underdeveloped, known, geothermal territories.

On August 31st, 2009, TransAct energy completed and closed its initial public offering at twenty-five cents ($0.25) per share selling one million one hundred and two thousand shares (1,102,000) for a total capital raise of two-hundred and seventy four thousand three hundred and ninety-eight dollars ($274,398 USD). The majority of these funds were placed with Aqua Terra Power as convertible notes to secure and develop 4 geothermal leases in British Columbia, Canada; the balance was used to pay the costs of the offering and a small amount went to working capital.

The Company was approved for listing on the OTCBB in December 2009 and received the trading symbol “TEGY”. The company has had limited trading to date.

Business Strategy

Worldwide demand for electricity is expected to increase from 14.8 trillion kilowatt hours in 2003 to 27.1 trillion kilowatt-hours by 2025. 1 Currently in British Columbia they sell in excess of $4.9 billion dollars of electricity using around 105,115 GWh. 2

Our business strategy is to globally obtain proven sources of clean electricity either at the technology level or at the resource level in markets where we know we can secure power purchase agreements (“PPA”) and payment for power at a profit. Our engineers believe we can sell electricity into the British Columbian market for example in the seven to eight cent range ($0.07 to $0.08) with an overall production cost around four and a half cents ($0.045). In the Arabian Gulf we are able to access geothermal fields in development relationships with the government where they provide PPA and guarantees on payment.

The other side of resolving power deficits is to reduce power consumption. Technologies that can accomplish significant reductions in power use are the main strategy behind TransAct’s power conservation division. We have spent the past year working with award winning Blue Curl a regional power conservation company in British Columbia, Canada. They have focused on Telco, office and building management solutions resulting in 80% reductions in power use. We intend on taking Blue Curls systems to our clients in South and West Asia as part of an overall solution.

______________________________

1 Energy Information Administration, US Department of Energy)

2 BC Hydro Annual Report 2008

Markets and Customers

The biggest markets exist in countries that have become heavy power users, that have a power deficit and that are dependent on carbon based power. Examples are India and Saudi Arabia. The pressure to reduce C02 emissions and the rising cost of Carbon based fuels combine to create an opportunity to provide these countries with alternative power options and power conservation solutions. Many of the countries in South and West Asia are located along tectonic plates and geothermal hotspots. We have started to develop customers in these areas as they reach out to find alternatives to their traditional fossil fuel plants. Many governments we speak to are uninformed as to the geothermal resource within their borders let alone how to exploit it and what it means in terms of sustainable energy for their people.

Employees

At December 31, 2009, the Company had 1full-time and one part-time employee (2 administrative and project development). The Company continuously considers acquisition opportunities, and if the Company is successful in making acquisitions, additional management and administrative staff may be added.

The Company did not experience any labour disputes or labour stoppages during the current fiscal year.

Principal Products

The Company has no principal product to date, however it’s products will be based upon activities related to the production of electrical power from the utilization of the Company’s secured resources. The primary product is intended to be the direct sale of power generated by our interests in geothermal power plants. All power plants currently being considered are for sites located in Western or Southern Asia.

Sources and Availability of Raw Materials

Geothermal energy is natural heat energy stored within the Earth’s crust at economically accessible depth. In some areas of the Earth, economic concentrations of heat energy result from a combination of geological conditions that allow water to penetrate into hot rocks at depth, become heated, and then circulate to a near surface environment. In these settings, commercially viable extraction of the geothermal energy and its conversion to electricity become possible and a “geothermal resource” is present.

There are four major components (or factors) to a geothermal resource:

1.

Heat source and temperature – The economic viability of a geothermal resource is related to the amount of heat generated. The higher the temperature, the more valuable the geothermal resource.

2.

Fluid – A geothermal resource is commercially viable only when the system contains water and/or steam as a medium to transfer the heat energy to the surface.

3.

Permeability – The fluid present underground must be able to move. In general, significant porosity and permeability within the rock formation are needed to create a viable reservoir.

4.

Depth – The cost of development increases with depth, as do resource temperatures. The proximity of the reservoir to the surface is therefore a key factor in the economic valuation of a geothermal resource.

Electrical power is directly produced through the utilization of geothermal resources; however, these resources are not a direct component of the final product.

Seasonality of Business

Generally, the Company’s operations will not be significantly impacted by seasonality factors. Electrical power plants can operate more efficiently in cooler temperatures. Cooler temperatures facilitate the cooling process of the secondary fluid that is used to power the turbines. Plant drilling and construction activities could be negatively impacted by inclement weather that can occur, primarily, during the winter months.

Industry Practices/Needs for Working Capital

The Company will be heavily involved in development operations; therefore high levels of working capital will be committed, either directly or indirectly to construction efforts. After a plant becomes commercially operational, the needs of working capital are expected to be low. The Company is expecting to be significantly involved in development activities for the next 5 to 10 years.

Dependence on Few Customers

Ultimately, the market for electrical power is vast; however, the number of entities that can physically, logistically and economically purchase the commodity in large quantities in most areas of operations are limited. Even at planned levels of operation, it is expected that the Company and its interests will have a small number of direct customers.

Competitive Conditions

The more governments deregulate power production and encourage independent power producers the more competition occurs in this sector. The barriers to entry are knowledge, resources and money. Typical Power production infrastructure costs in the realm of seven-hundred and fifty thousand dollars ( $750,000) per MW. Geothermal power production is the most competitive source of power with its low cost per kilowatt, combined with no emissions and a small overall footprint. Nuclear power is often compared to geothermal; however it takes almost four times longer to develop, costs three times as much to build and has a serious spent fuel issue. TransAct has assembled a team that can access geothermal resources and convert them to electricity. Management believes funds are readily available to develop these projects when power purchase agreements are available.

Although the market for different forms of energy is large and dominated by very powerful players, we perceive our industrial competition to be independent power producers and in particular those producers who provide “green” renewable power. Our definition of green power is electricity derived from a source that does not pollute the air, water or earth. Sources of green power, in addition to geothermal, include wind, solar, biomass and run-of-the river hydroelectric. We believe green power is a niche sub-market, in which many power purchasers are increasing or committing to increase their investments. Accordingly, the conventional energy producers do not provide direct competition.

The Company believes that the combination of greater reliability and base load generation from geothermal, access to infrastructure for deliverability, and a low "full life" cost will allow it to successfully compete for long-term power purchase agreements globally.

Factors that can influence the overall market for our product include some of the following:

•

number of market participants buying and selling electricity;

•

availability and cost of transmission;

•

amount of electricity normally available in the market;

•

fluctuations in electricity supply due to planned and unplanned outages of competitors’ generators;

•

fluctuations in electricity demand due to weather and other factors;

•

cost of fuel used by generators, which could be impacted by efficiency of generation technology and fluctuations in fuel supply;

•

environmental regulations that impact us and our competitors;

•

availability of production tax credits and other benefits allowed by tax law;

•

relative ease or difficulty of developing and constructing new facilities; and

•

credit worthiness and risk associated with buyers.

Environmental Compliance

Environmental Site Assessments are required before the development of any resource. Geotechnical and environmental consultants are engaged to identify any and all environmental issues and develop mitigation strategies.

Available Information

We will be making available in the near term, free of charge through our Internet website at http://www.transactenergy.com, our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as soon as reasonably practicable after such material is electronically filed with or furnished to the SEC. Information on our website is not incorporated into this report and is not a part of this report.

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

TransAct Energy Corp. in each jurisdiction is subject to regulation in respect of the production, sale and distribution of electricity. In many jurisdictions regulated utilities are required to purchase electricity on an avoided cost basis from renewable energy facilities, or they may acquire purchased power through bids or negotiated procedures.

TransAct will be required to obtain various government approvals for construction of future power producing facilities.

For project development TransAct will hire consulting and engineering services for transmission and interconnection issues, siting, design, air quality, cooling water reuse, permitting, environmental engineering and regulatory compliance.

Environmental Credits

As a future “green” power producer, environmental-related credits, such as renewable energy credits or carbon credits, may become available for sale to power companies (to allow them to meet their “green” power requirements) or to businesses which produce carbon based pollution. If available, these credits will belong exclusively to us, and may provide an additional source of revenue.

Item 1A. Risk Factors.

General Business Risks

We are a new business with limited operating history making an investment in TransAct is risky. If we are unable to successfully identify and secure power projects or power conservation projects, then we will not be successful as a business. It will be difficult for you to evaluate an investment in our stock since our operating history is limited to developing our business plan, obtaining 100% interest in a petroleum and natural gas lease in Alberta, Canada referred to as the MedHat Project, and bidding on multiple power projects in Canada, Iraq, Bangladesh and Brazil. As a young company, we are especially vulnerable to any problems, delays, expenses and difficulties we may encounter while implementing our business plan. We have not proven the essential elements of profitable operations, and you will bear the risk of complete loss of your investment if we are not successful.

Our future performance depends on our ability to establish that the geothermal resource is economically sustainable. Geothermal resource exploration and development involves a high degree of risk. The execution of our business plan generally, is dependent upon the existence of economically recoverable and sustainable reserves. Expansion of the production of power from our interests is not certain and depends on successful drilling and discovery of additional geothermal hydrothermal resources in quantities and containing sufficient heat necessary to economically fuel future plants.

We have a need for substantial additional financing and will have to significantly delay, curtail or cease operations if we are unable to secure such financing. The Company requires substantial additional financing to fund the cost of acquiring and developing geothermal resources. Also, the Company requires funds for other operating activities, and to finance the growth of our business, including the construction and commissioning of power generation facilities. We may not be able to obtain the needed funds on terms acceptable to us or at all. Further, if additional funds are raised by issuing equity securities, significant dilution to our current shareholders may occur and new investors may get rights that are preferential to current shareholders. Alternatively, we may have to bring in joint venture partners to fund further development work, which would result in reducing our interests in the projects.

We may be unable to obtain the financing we need to pursue our growth strategy in the geothermal power production segment, which may adversely affect our ability to expand our operations. When we identify a geothermal property that we may seek to acquire or to develop, a substantial capital investment will be required. Our continued access to capital, through project financing or through a partnership or other arrangements with acceptable terms is necessary for the success of our growth strategy. Our attempts to secure the necessary capital may not be successful on favorable terms, or at all.

Market conditions and other factors may not permit future project and acquisition financings on terms favorable to us. Our ability to arrange for financing on favorable terms, and the costs of such financing, are dependent on numerous factors, including general economic and capital market conditions, investor confidence, the continued success of current projects, the credit quality of the projects being financed, the political situation in the jurisdiction in which the project is located and the continued existence of tax laws which are conducive to raising capital. If we are unable to secure capital through partnership or other arrangements, we may have to finance the projects using equity financing which will have a dilutive effect on our common stock. Also, in the absence of favorable financing or other capital options, we may decide not to build new plants or acquire facilities from third parties. Any of these alternatives could have a material adverse effect on our growth prospects and financial condition.

It is very costly to place geothermal resources into commercial production. Before the sale of any power can occur, it will be necessary to construct a gathering and disposal system, a power plant, and a transmission line, and considerable administrative costs would be incurred, together with the drilling of additional wells. To fund expenditures of this magnitude, we may have to find a joint venture participant with substantial financial resources. There can be no assurance that a participant can be found and, if found, it would result in us having to substantially reduce our interest in the project.

We may be unable to realize our strategy of utilizing the tax and other incentives available for developing geothermal power projects to attract strategic alliance partners, which may adversely affect our ability to complete these projects. Part of our business strategy is to utilize tax and other incentives available to developers of geothermal power generating plants to attract strategic alliance partners with the capital sufficient to complete these projects. Many of the incentives available for these projects are new and highly complex. There can be no assurance that we will be successful in structuring agreements that are attractive to potential strategic alliance partners. If we are unable to do so, we may be unable to complete the development of our geothermal power projects and our business could be harmed.

We may not be able to manage our growth due to the commencement of operations which could negatively impact our operations and financial condition. Significant growth in our operations will place demands on our operational, administrative and financial resources, and the increased scope of our operations will present challenges to us due to increased management time and resources required and our existing limited staff. Our future performance and profitability will depend in part on our ability to successfully integrate the operational, financial and administrative functions of our projects and other acquired properties into our operations, to hire additional personnel and to implement necessary enhancements to our management systems to respond to changes in our business. There can be no assurance that we will be successful in these efforts. Our inability to manage the increased scope of operations, to integrate acquired properties, to hire additional personnel or to enhance our management systems could have a material adverse effect on our results of operations.

If we incur material debt to fund our business, we could face significant risks associated with such debt levels. We will need to procure significant additional financing to construct, commission and operate our power plants in order to generate and sell electricity. If this financing includes the issuance of material amounts of debt, this would expose the Company to risks including, among others, the following:

•

a portion of our cash flow from operations would be used for the payment of principal and interest on such indebtedness and would not be available for financing capital expenditures or other purposes;

•

a significant level of indebtedness and the covenants governing such indebtedness could limit our flexibility in planning for, or reacting to, changes in our business because certain activities or financing options may be limited or prohibited under the terms of agreements relating to such indebtedness;

•

a significant level of indebtedness may make us more vulnerable to defaults by the purchasers of electricity or in the event of a downturn in our business because of fixed debt service obligations; and

•

the terms of agreements may require us to make interest and principal payments and to remain in compliance with stated financial covenants and ratios. If the requirements of such agreements were not satisfied, the lenders could be entitled to accelerate the payment of all outstanding indebtedness and foreclose on the collateral securing payment of that indebtedness, which would likely include our interest in the project.

In such event, we cannot assure you that we would have sufficient funds available or could obtain the financing required to meet our obligations, including the repayment of outstanding principal and interest on such indebtedness.

We may not be able to successfully integrate companies that we may acquire in the future, which could materially and adversely affect our business, financial condition, future results and cash flow. Our strategy is to continue to expand in the future, including through acquisitions. Integrating acquisitions is often costly, and we may not be able to successfully integrate our acquired companies with our existing operations without substantial costs, delays or other adverse operational or financial consequences. Integrating our acquired companies involves a number of risks that could materially and adversely affect our business, including:

•

failure of the acquired companies to achieve the results we expect;

•

inability to retain key personnel of the acquired companies;

•

risks associated with unanticipated events or liabilities; and

•

the difficulty of establishing and maintaining uniform standards, controls, procedures and policies, including accounting controls and procedures.

If any of our acquired companies suffers performance problems, the same could adversely affect the reputation of our group of companies and could materially and adversely affect our business, financial condition, future results and cash flow.

The success of our business relies on retaining our key personnel. We are dependent upon the services of our President and Chief Executive Officer, Roderick C. Bartlett, our Chief Financial Officer, Joe F. Dickson, our Senior VP of Business Development for the South and West Asia Sector, Shahhid Vohra, and Dr. Mory Gomshei, our Vice President – Geothermal Technologies. The loss of any of their services could have a material adverse effect upon us. As of the date of this report, the Company has executed compensation agreements with these persons, except Mr. Bartlett, and does not have key-man insurance on any of them.

Our development activities are inherently very risky. The high risks involved in the development of a geothermal resource cannot be over-stated. Exploration costs are high and are not fixed. The geothermal resource cannot be relied upon until substantial development, including drilling, has taken place. The costs of development drilling are subject to numerous variables such as unforeseen geologic conditions underground which could result in substantial cost overruns.

Our future drilling operations may be curtailed, delayed or cancelled as a result of numerous factors, many of which are beyond our control, including economic conditions, mechanical problems, title problems, weather conditions, compliance with governmental requirements and shortages or delays of equipment and services. If our drilling activities are not successful, we could experience a material adverse effect on our future results of operations and financial condition.

In addition to the substantial risk that wells drilled will not be productive, or may decline in productivity after commencement of production, hazards such as unusual or unexpected geologic formations, pressures, downhole conditions, mechanical failures, blowouts, cratering, explosions, uncontrollable flows of well fluids, pollution and other physical and environmental risks are inherent in geothermal exploration and production. These hazards could result in substantial losses to us due to injury and loss of life, severe damage to and destruction of property and equipment, pollution and other environmental damage and suspension of operations.

The impact of governmental regulation could adversely affect our business by increasing costs for financing or development of power plants. Our business is subject to certain jurisdictional laws and regulations, including laws and regulations on taxation, the exploration for and development, production and distribution of electricity, and environmental and safety matters. Most land management, requires competitive auction of all geothermal leases on Government lands. Competitive leasing significantly increases the cost of obtaining leases on Government land, is adding to the capital costs needed to develop geothermal projects, is increasing the total electrical power prices needed to make a geothermal project viable and is making it more difficult to acquire additional adjacent lands for reservoir protection and exploration.

If Federal lands or any Federal involvement are included in any geothermal development, requirements of the National Environmental legislation is evolving in a manner that means stricter standards, and enforcement, fines and penalties for non-compliance are more stringent. Environmental assessments of proposed projects carry a heightened degree of responsibility for companies and directors, officers and employees. The cost of compliance with changes in governmental regulations has a potential to reduce the profitability of operations.

The drilling for geothermal resources is governed by specific rules. These rules typically require drilling permits and govern the spacing of wells, rates of production, prevention of waste and other matters, and, may not allow or may restrict drilling activity, or may require that a geothermal resource be unitized (shared) with adjoining land owners. Such laws and regulations may increase the costs of planning, designing, drilling, installing, operating and abandoning our geothermal wells, the power plant and other facilities. Many environmental requirements and permits, include public disclosure and comment. It is possible that a legal protest could be triggered through one of the permitting processes that would delay construction and increase cost for one of our projects.

Because of these jurisdictional regulations, we could incur liability to governments or third parties for any unlawful discharge of pollutants into the air, soil or water, including responsibility for remediation costs. We could potentially discharge such materials into the environment:

•

from a well or drilling equipment at a drill site;

•

leakage of fluids or airborne pollutants from gathering systems, pipelines, power plant and storage tanks;

•

damage to geothermal wells resulting from accidents during normal operations; and

•

blowouts, cratering and explosions.

Because the requirements imposed by such laws and regulations are frequently changed, we cannot assure you that laws and regulations enacted in the future, including changes to existing laws and regulations, will not adversely affect our business by increasing cost and the time required to explore and develop geothermal projects.

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

Industry competition may impede our growth and ability to enter into power purchase agreements on terms favorable to us, or at all, which would negatively impact our revenue. The electrical power generation industry, of which geothermal power is a sub-component, is highly competitive and we may not be able to compete successfully or grow our business. We compete in areas of pricing, grid access and markets. The industry in many jurisdictions is complex as it is composed of public utility districts, cooperatives and investor-owned power companies. Many of the participants produce and distribute electricity. Their willingness to purchase electricity from an independent producer may be based on a number of factors and not solely on pricing and surety of supply. If we cannot enter into power purchase agreements on terms favorable to us, or at all, it would negatively impact our revenue and our decisions regarding development of additional properties.

Some of our target leases will terminate if we do not achieve commercial production during the primary term of the lease, thus requiring us to enter into new leases or secure rights to alternate geothermal resources, none of which may be available on terms as favorable to us as any such terminated lease, if at all. Most of the geothermal resource leases are for a fixed primary term, and then continue for so long as commercial production is achieved or pursuant to other terms of extension. The land covered by some of our target leases is undeveloped and has not yet achieved commercial production of the geothermal resources. Leases that cover land which remains undeveloped and does not achieve commercial production and leases that expire, will terminate. In the event that a lease is terminated and we determine that we will need that lease once the applicable project is operating, we would need to enter into one or more new leases with the owner(s) of the premises that are the subject of the terminated lease(s) in order to develop geothermal resources from, or inject geothermal resources into, such premises or secure rights to alternate geothermal resources or lands suitable for injection, all of which may not be possible or could result in increased cost to us, which could materially and adversely affect our business, financial condition, future results and cash flow.

Actual costs of construction or operation of a power plant may exceed estimates used in negotiation of power purchase and power financing agreements. If the actual costs of construction or operations exceed the model costs, the Company may not be able to build the contemplated power plants, or if constructed, may not be able to operate profitably. The Company’s financing agreements will typically provide for a priority payback to our partner. If the actual costs of construction or operations exceed the model costs, we may not be able to operate profitably or receive the planned share of cash flow and proceeds from the project.

There are some risks for which we do not or cannot carry insurance. Because our current operations are limited in scope, the Company carries property, public liability insurance and directors’ and officers’ liability coverage, but does not currently insure against any other risks.

As its operations progress, the Company will acquire additional coverage consistent with its operational needs, but the Company may become subject to liability for pollution or other hazards against which it cannot insure or cannot insure at sufficient levels or against which it may elect not to insure because of high premium costs or other reasons. In particular, coverage is not available for environmental liability or earthquake damage.

Our officers and directors may have conflicts of interests arising out of their relationships with other companies. Several of our directors and officers serve (or may agree to serve) as directors or officers of other companies or have significant shareholdings in other companies. To the extent that such other companies may participate in ventures in which the Company may participate, the directors may have a conflict of interest in negotiating and concluding terms respecting the extent of such participation. From time to time several companies may participate in the acquisition, exploration and development of natural resource properties thereby allowing for their participation in larger programs, permitting involvement in a greater number of programs and reducing financial exposure in respect of any one program. It may also occur that a particular company will assign all or a portion of its interest in a particular program to another of these companies due to the financial position of the company making the assignment.

Risks Relating To the Market for Our Securities

A significant number of shares of our common stock are eligible for public resale. If a significant number of shares are resold on the public market, the share price could be reduced and could adversely affect our ability to raise needed capital. The market price for our common stock could decrease significantly and our ability to raise capital through the issuance of additional equity could be adversely affected by the availability and resale of such a large number of shares in a short period of time. If we cannot raise additional capital on terms favorable to us, or at all, it may delay our exploration or development of existing properties or limit our ability to acquire new properties, which would be detrimental to our business.

Because the public market for shares of our common stock is limited, investors may be unable to resell their shares of common stock. There is currently only a limited public market for our common stock on the OTCBB in the United States, and investors may be unable to resell their shares of common stock. The development of an active public trading market depends upon the existence of willing buyers and sellers that are able to sell their shares and market makers that are willing to make a market in the shares. Under these circumstances, the market bid and ask prices for the shares may be significantly influenced by the decisions of the market makers to buy or sell the shares for their own account, which may be critical for the establishment and maintenance of a liquid public market in our common stock. We cannot give you any assurance that an active public trading market for the shares will develop or be sustained.

The price of our common stock is volatile, which may cause investment losses for our shareholders. The market for our common stock although newly initiated is assumed to be highly volatile. The trading price of our common stock on the OTCBB is subject to wide fluctuations in response to, among other things, quarterly variations in operating and financial results, and general economic and market conditions. In addition, statements or changes in opinions, ratings, or earnings estimates made by brokerage firms or industry analysts relating to our market or relating to our company could result in an immediate and adverse effect on the market price of our common stock. The highly volatile nature of our stock price may cause investment losses for our shareholders.

We do not intend to pay any cash dividends in the foreseeable future. We intend to reinvest any earnings in the development of our projects. Payments of future dividends, if any, will be at the discretion of our board of directors after taking into account various factors, including our business, operating results and financial condition, current and anticipated cash.

Our stock is subject to the Penny Stock rules, which impose significant restrictions on broker-dealers and may affect the resale of our stock. A penny stock is generally a stock that:

•

is not listed on a national securities exchange or NASDAQ,

•

is listed in the "pink sheets" or on the NASD OTC Bulletin Board,

•

has a price per share of less than $5.00 and

•

is issued by a company with net tangible assets less than $5 million.

The penny stock trading rules impose additional duties and responsibilities upon broker-dealers and salespersons effecting purchase and sale transactions in common stock and other equity securities, including:

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

Item 2. Properties.

R8
R7W4
T9
T9
SAWTOOTH
DST - 7 mmcfpd
CUM - 0.29 BCF
BOW ISLAND
DST - 0.01 mmcfpd
with water
SUNBURST
CUM - 9,500 bbls
SUNBURST
CUM - 420 bbls
SAWTOOTH
DST - 0.13 mmcfpd
MILK RIVER
DST- tstm
SAWTOOTH
DST - 0.01 mmcfpd
SUNBURST
CUM - 2,430 bbls
MILK RIVER
DST- 0.01 mmcfpd
SUNBURST
CUM - 720 bbls
SAWTOOTH
DST- 0.1 mmcfpd
Cum - 0.04 BCF
SUNBURST
CUM - 16,620 bbls
SUNBURST
CUM - 3,210 bbls
T8
T8
SUNBURST
CUM - 450 bbls
SUNBURST
CUM - 7,780 bbls
SAWTOOTH
DST- 6 mmcfpd
Cum - 0.21 BCF
R8
R7W4

WELL LEGEND

Bottom Hole Locations:

- Service or Drain
- Dry & Abandoned
- Abandoned Oil
- Abandoned Gas

Opus Petroleum Engineering

AccuMap

Created in AccuMap™
Product of IHS Energy
Datum: NAD 27
Vol. 16 No. 06, Jun 20 2006

Author: Susan Johnson
Date: September 6, 2006
File: None
Scale: 1 : 38344
Projection: Stereographic
Center: N49.67149 W110.98854

Scale 1:38344

0 Kilometers 1.7

0 Miles 1

Our principal executive offices and mailing address is #105-5119 Beckwith, San Antonio, TX, USA 78249. Our telephone number is 210-561-6015. We also share an office in Canada at #4-12342 82A Ave, Surrey BC. Both office situations are now month to month.

We intend to consolidate the Canadian office and the US office into an international office based out of Ft. Lauderdale, FL.

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

Item 4. Submission of Matters to a Vote of Security Holders.

None.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

The Company first traded on February 24, 2010 on the Over-The-Counter Bulletin Board (the “OTCBB”) under the trading symbol “TEGY”. Future trading prices of our common shares will depend on many factors, including, among others, our operating results and the market for similar securities.

As of March 22, 2010, there were approximately 40 shareholders of record holding 10,502,002 shares of common stock. The holders of common stock are entitled to one vote for each share held of record on all matters submitted to a vote of stockholders. Holders of the common stock have no pre-emptive rights and no right to convert their common stock into any other securities. There are no redemption or sinking fund provisions applicable to the common stock.

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

Item 6. Selected Financial Data.

Not Applicable.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

TransAct Energy Corp. is a Nevada corporation. The Company’s shares of common stock trade on the over the counter bulletin board under the symbol “TEGY”. TEGY is a development stage company and has not started receiving revenues from operating activities. We have entered into undisclosed, non-material, letters of intent over the past year to acquire interests in existing oil and gas exploration, Geothermal exploration, power project and power conservation companies. Some of these intents have expired, some are ongoing, when they become material, as in they become binding and create a potential financial obligation, they will be disclosed.

Plan of Operation

For the fiscal year ended December 31, 2009, the Company is focused on:

1)

the evaluation of potential new geothermal project acquisitions;

2)

the evaluation of potential new power plant project acquisitions.

3)

the evaluation of potential new power conservation acquisitions.;

Results of Operations

Period from December 31, 2008 to December 31, 2009

We did not generate any revenue from January 1, 2009 to December 31, 2009. For the year ended December 31, 2009 our expenses were $134,795. Expenses consisted of professional fees, administrative and management fees and miscellaneous expenses. The professional fees incurred in 2009 were, to a large extent, to our auditors and legal counsel for preparation of our S-1 registration statement and continued SEC reporting requirements. During 2009 we recorded non-cash interest expense of $65,464 as a result of beneficial conversion on notes payable issued during fourth quarter 2009. As a result, we have reported a net loss of $(191,386) for the period ended December 31, 2009. Our total net loss from inception on March 15, 2006 through December 31, 2009was $(280,154)

Stock-Based Compensation Costs

Stock-based compensation represents 3.27% of the Company’s operating expenses for the fiscal year ended December 31, 2009. There was no stock based compensation from the prior year. The main reason for the increase is number of shares issued to our sole director, officer and employee for fiscal year ending December 31, 2009. The stocks are a part of our annual executive compensation plan, and are issued to obtain, retain and motivate our directors, executives and employees.

Liquidity and Capital Resources

At December 31, 2009 we had total assets of $280,158. Our Current assets are $264,091 consisting of $3,800 in cash $260,291 in loan and interest receivable. We have $12,684 in lease investments in an oil and gas lease. Further we have $3,383 in software. Current liabilities at December 31, 2009 totalled $179,111 they consisted of accounts payable in the amount of $83,053 and notes payable in the amount of $92,964.

We filed a registration statement on Form S-1 with the Securities and Exchange Commission to register up to 2,000,000 shares of common stock for sale at a price of $.25 per share for a total of up to $500,000. The registration statement was declared effective on December 12, 2008. We exceeded the minimum of our offering of $250,000 on or before August 31, 2009 and subsequently closed the offering. We issued a total of 1,102,000 shares under our offering of $0.25 per share to raise a total of $274,398. The funds were used as per the prospectus to cover the offering costs and to secure additional business for our operations.

Potential Acquisitions

The Company intends to grow through the acquisition of ownership or leasehold interests in properties and/or property rights that it believes will create value as the Company’s geothermal resources, and through possible mergers with or acquisitions of operating power plants and geothermal or other renewable energy properties.

Critical Accounting Policies

The discussion and analysis of our financial condition and results of operations are based upon the financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. Certain accounting policies involve judgments and uncertainties to such an extent that there is reasonable likelihood that materially different amounts could have been reported under different conditions, or if different assumptions had been made. We evaluate our estimates and assumptions on a regular basis. We base our estimates on historical experience and various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for the financial statements.

Cash and Cash Equivalents

The Company considers cash deposits and highly liquid investments to be cash and cash equivalents for financial reporting presentation on the balance sheet and statement of cash flows. The Company subscribes to the accounting standards that define cash equivalents as highly liquid, short-term instruments that are readily convertible to known amounts of cash, which are generally defined investments that have original maturity dates of less than three months.

Contractual Obligations

We have material commitments for the next twelve months that include the annual rental and royalty payments on the Med Hat lease, the office facilities and the management compensation agreements. We will require additional capital to meet our liquidity needs. As a result, our independent auditors have expressed substantial doubt about our ability to continue as a going concern. In the past, we have relied on capital contributions from shareholders to supplement operating capital when necessary. We anticipate that we will receive sufficient contributions from shareholders to continue operations for at least the next twelve months. However, there are no agreements or understandings to this effect. We may sell common stock, take loans from officers, directors or shareholders or enter into debt financing agreements.

Need for Additional Financing

We estimate our ongoing expenses to be $900,000.00 per year. We do not have any commitments for capital expenditures however we do anticipate entering into commitments to secure acquisitions. We believe we will need additional funds to cover our expenses and acquisitions for the next twelve months. Management anticipates that we will not receive sufficient advances from our president to meet our needs through the next 12 months. Our need for capital may change dramatically as we pursue our business plan during that period. At present, we have no understandings, commitments or agreements with respect to the acquisition of any business venture or capital commitments. Further, we cannot assure that we will be successful in consummating business opportunities on favourable terms or we will be able to profitably manage any business opportunities. Should we require additional capital, we may seek additional advances from officers, sell common stock or find other forms of debt financing.

We intend to raise $5,000,000.00 in order to satisfy our immediate ongoing expenses and planned business strategy. The likelihood is that we will have to secure a private placement or convertible debt to affect the raise of capital either scenario will result in the sale of equity and add to the dilution of existing shareholders.

Off Balance Sheet Arrangements

As of December 31, 2009, the Company does not have any off balance sheet arrangements.

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rules 13a-15(e) and 15d-15(e) promulgated under the Exchange Act and based on the criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were effective at a reasonable assurance level as of December 31, 2009, the end of the period covered by this Report.

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

Our management, with the participation of the President, evaluated the effectiveness of the Company’s internal control over financial reporting as of December 31, 2009.  In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework.  Based on this evaluation, our management, with the participation of the President, concluded that, as of December 31, 2009, our internal control over financial reporting was effective.

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

Item 9B. Other Information.

There are no further disclosures. All information that was required to be disclosed in a Form 8-K during the fourth quarter, 2009 has been disclosed.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Identification of Directors, Executive Officers and Significant Employees

The following sets forth certain information concerning the current directors, executive officers and significant employees of our company. Each director has been elected to serve until our next annual meeting of stockholders and until his successor has been elected and qualified. Each executive officer serves at the discretion of the board of directors of our company, and each has been elected for a 1 year term.

NAME	AGE	POSITION

Henry Andrews(2)	64	Director
Roderick C. Bartlett (1)	53	Chief Operating Officer and Director
Joseph F. Dickson (1)	55	Chief Financial Officer, Corporate Secretary and Director
Shahhid Vohra	48	Senior Vice President, Development South and West Asia

(1)	Member of the Compensation and Governance Committees.
(2)	Independent Director.

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

Business Experience

The following is a brief biography of our officers and directors.

Henry Andrews, Director. Mr. Andrews is 64 years old and holds a Bachelor of Science in Criminal Justice and a Masters of Education Counselling. He served for 30 years with the State of Georgia in public service. Mr. Andrews held such positions as Institutional Administrator, Psychologist, Counselor, Warden and associate professor of Social Science at South Georgia College. For the past five years Mr. Andrews has been in the private sector as CEO and President of a real estate management company and a retail food company.

Rod Bartlett, President, CEO and Director has over 30 years of experience in business development. Rod was a founding shareholder of TransAct Energy Corp. and has been instrumental in bringing it through the regulatory and business development process. Rod is heavily involved in the negotiations related to securing future business for the company. During the last decade, Rod has been active in the public markets. ActionView International (advertising), Quest Oil (oil & gas), and S2C Global Systems (water distribution) are a few of the companies that he has been instrumental in developing and taking them to the next level.

Joseph F. Dickson, Chief Financial Officer, Corporate Secretary and Director, 55 years of age: Joseph Dickson was the Chief Operating Officer of Innovation Fuels, Inc out of Syracuse, NY leading the company’s bio-diesel plant operation and project development efforts from Sept. 2007 until Dec. 2009. Mr. Dickson was the Director of Entrepreneurship at Syracuse University, Syracuse, NY from Feb 2006 to Sept. 2007, the COO, Integrated Defense Systems, Inc., Glen Rock, PA from June 2005 to Jan. 2006 and the COO, Drug Risk Solutions, LLC a drug discovery company from June 2000 to June 2005. Mr. Dickson has 30 years of business experience in new ventures, business plan execution, organizational management, and operations. He has a background in high tech product design and development, manufacturing, and sales and marketing to commercial and military markets gained while working at GE and other high tech companies. He started and successfully financed two companies in the microelectronics and information technology industries. He has an undergraduate degree in chemistry and an MBA.

Significant Employees Who Are Not Executive Officers

Shahhid Vohra, Senior Vice President Business Development South and West Asia, began his career as the main promoter of SAI SHIPPING CO (P) LTD in 1977, a closely owned company in the business as Shipping Agents and Chartering Brokers in India with head office in Bombay. Mr. Vohra moved into his own yacht building and sales company Platinum Super Yachts in the 90’s and continued to expand his network throughout Europe and Asia. In 2004 he moved himself and his family to Canada. In 2009 he started working with TransAct bringing his international contacts of rulers, investors and industrialists.

Family

There are no family relationships between the members of our board of directors.

Audit Committee and Audit Committee Financial Expert

To date, the newly formed board of directors (“BOD”) has not formed a formal audit committee, nor has it secured an audit committee financial expert. The BOD intends to form said committee and secure said expert when it becomes operational.

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

Item 11. Executive Compensation.

We have a formal compensation agreements or employment contracts with our Chief Financial Officer, our Senior Vice president of Business Development South and West Asia and intend to have one with our Chief Executive Officer. We do not currently have a compensation agreement with our BOD and our Advisory Board members, although we intend to do so in the future. All Officers, Directors and Advisory Board members will are reimbursed for their expenses related to Company service. Our officer did receive compensation for the year ended December 31, 2009.

Executive Management changed in January 2010 with Henry Andrews resigning as CEO and CFO but remaining as a Director. Joe Dickson resumed the role of CFO and Rod Bartlett resumed the role of CEO. The table below reflects the compensation for the years 2007 thru 2009 only.

SUMMARY COMPENSATION TABLE

Name and Principal Position	Year Ended	Annual Compensation			Long Term Compensation			All Other Compensation ($)
					Awards		Payouts
		Salary ($)	Bonus ($)	Other Annual Compensation ($)	Restricted Stock Awards ($)	Securities Underlying Options/ SARs (#)	LTIP Payouts ($)
Henry Andrews, CEO, CFO, Secretary, Treasurer	2009				6,250
President and Director	2008	$-0-	0-	-0-	-0-	-0-	-0-	$-0-

Roderick C. Bartlett, CEO,	2008	$-0-	0-	-0-	-0-	-0-	-0-	$-0-
President and Director	2007	$-0-	0-	-0-	-0-	-0-	-0-	$-0-

Harold Forzley, CFO, Secretary,	2008	$-0-	-0-	-0-	-0-	-0-	-0-	$-0-
Treasurer and Director	2007	$-0-	0-	-0-	-0-	-0-	-0-	$-0-

N.B.: Joe F Dickson our current CFO is not list on the table above because he is not an Officer/Director until January 25, 2010.

NB:Henry Andrews was the sole officer and Director through 2009 subsequent

NB: Rod Bartlett was not an officer or director though 2009 however subsequent to the year ends completion became an O/D in 2010

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth as of March 22, 2010, the name and shareholdings of each person known to us that either directly or beneficially holds more than 5% of our 10,502,002 issued and outstanding shares of common stock, $.001 par value. The table also lists the name and shareholdings of each director and of all officers and directors as a group. Except as otherwise indicated, the persons named in the table have sole voting and dispositive power with respect to all shares beneficially owned, subject to community property laws where applicable.

Name & Address	Title of Class	Number of Shares Beneficially Owned	% of Class
Henry Andrews (1) 108 Water Front Drive,Milledgeville, Ga. 31061	Common	1,000,000	9.76%
Roderick Bartlett(1) #105-5119 BeckwithSan Antonio, Texas 78249	Common	200,000	1.90%
Vivian Andrews 108 Water Front Drive,Milledgeville, Ga. 31061	Common	566,668	5.39%
Joe F Dickson (1) 2345 Tucker Rd, New Woodstock, NY	Common	0	0%
Linda Faber 113-1859 Spyglass PL Vancouver B.C. Canada V5Z 4K6	Common	1,033,463	9.84%
Stephen van Deventer 113-1859 Spyglass PL Vancouver B.C. Canada V5Z 4K6	Common	1,033,204	9.84%
Chris van Vliet 5180 Ladner Trunk Rd. Delta BC Canada V4K 1W3	Common	1,033,204	9.84%
Louise van Vliet 5180 Ladner Trunk Rd. Delta BC Canada V4K 1W3	Common	1,033,463	9.84%
All directors and executive officers as a group: (3 person)	Common	1,200,000	11.43%

(1)

Officer and/or director.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

We have received funds from our officers and directors to fund the company’s activities. Currently we owe Mr Henry Andrews, $3,000, and Mr Rod Bartlett $66,184.23. Our Canadian office was billed for office services through an unrelated Company that has similar officers and directors as TransAct $12,600.00. The Company lent Aqua Terra Power a company wholly owned by one of our shareholders $263,519.87. Terra Energy, a company owned by one of our shareholders lent us $27,500.

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

Item 14. Principal Accounting Fees and Services.

The fees for services billed by Pritchett, Siler & Hardy, P.C. to the Company in the last two fiscal years were as follows:

	Twelve months ended on	Twelve months ended on
	December 31, 2009	December 31, 2008

Audit Fees	$13,255	$11,322
Audit-Related Fees	$0	$0
Tax Fees	$0	$0
All Other Fees	$0	$0
Total Fees	$13,255	$11,322

Audit Fees. These fees were comprised of professional services rendered in connection with the audit of our financial statements for our annual report on Form 10-K and the review of our quarterly financial statements for our quarterly reports on Form 10-Q that are customary under auditing standards generally accepted in the United States.

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

Item 15. Exhibits, Financial Statement Schedules.

(a) Index to Financial Statements and Financial Statement Schedules

The following audited financial statements are included on the pages indicated:

F-1 Report of Pritchett, Siler & Hardy, P.C. Certified Public Accountants

F-2 Balance Sheets as of December 31, 2009 and 2008

F-3 Statements of Operations for the years ended December 31, 2009 and 2008

F-4 Statements of Stockholders' Equity (Deficit) for the years ended December 31, 2009 and 2008

F-5 Statements of Cash Flows for the years ended December 31, 2009 and 2008

F-6 Notes to Financial Statements

(b) Exhibits

Exhibit Number	Title	Location

Exhibit 3(i)	Articles of Incorporation	*

Exhibit 3(ii)	Bylaws	*

Exhibit 31	Certification of the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Attached

Exhibit 31	Certification of the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Attached

Exhibit 32	Certification of the Principal Executive Officer pursuant to U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 **	Attached

Exhibit 32	Certification of the Principal Financial Officer pursuant to U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 **	Attached

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

TRANSACT ENERGY CORP.

By: /s/ Roderick C. Bartlett	Chief Executive Officer, Chief Operating Officer	March 29, 2010
Roderick C. Bartlett

By /s/ Joseph F. Dickson	Chief Financial Officer, Corporate Secretary	March 29, 2010
Joseph F. Dickson

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By: /s/ Roderick C. Bartlett	Director	March 29, 2010
Roderick C. Bartlett

By /s/ Joseph F. Dickson	Director	March 29, 2010
Joseph F. Dickson

By: /s/ Henry Andrews	Director	March 29, 2010
Henry Andrews

TRANSACT ENERGY CORP.

[A Development Stage Company]

 FINANCIAL STATEMENTS

DECEMBER 31, 2009

______________

TRANSACT ENERGY CORP.

 [A Development Stage Company]

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors

TransAct Energy Company

San Antonio, Texas

We have audited the accompanying balance sheets of TransAct Energy Company [a development stage company] as of December 31, 2009 and 2008 and the related statements of operations, stockholders' equity (deficit) and cash flows for each of the years in the two-year period ended December 31, 2009 and for the period from inception on March 15, 2006 through December 31, 2009. TransAct Energy Company’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of TransAct Energy Company as of December 31, 2009 and 2008 and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2009 and for the period from inception on March 15, 2006 through December 31, 2009, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming TransAct Energy Company will continue as a going concern. As discussed in Note 8 to the financial statements, TransAct Energy Company has incurred losses since its inception and has not yet established profitable operations. These factors raise substantial doubt about the ability of the Company to continue as a going concern. Management’s plans in regards to these matters are also described in Note 8. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.

/s/ PRITCHETT, SILER & HARDY, P.C.

PRITCHETT, SILER & HARDY, P.C.

Salt Lake City, Utah

March 26, 2010

TRANSACT ENERGY CORP.

(A Development Stage Company)

__________________________

BALANCE SHEETS

ASSETS
	December 31,	December 31,
	2009	2008

Current
Cash	$3,800	$6,326
Interest receivable	11,770	-
Loans receivable - related party	248,521	-
Total Current Assets	264,091	6,326

Investment In Lease	12,684	12,478

Software	3,383	-

Deferred stock offering costs	-	9,153

	$280,158	$27,957

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current
Accounts payable	$83,053	$53,028
Accrued interest	3,094	197
Notes payable - Related parties	92,964	10,000
Total Current Liabilities	179,111	63,225

Stockholders' Equity (Deficit)
Preferred stock, $.001 par value,
10,000,000 shares authorized no shares issued and outstanding
Common Stock, $.001 par value,
100,000,000 shares authorized
10,502,000 (9,400,000) shares issued and outstanding	10,502	9,400
Capital in excess of par value	370,699	44,100
Deficit accumulated during the development stage	(280,154)	(88,768)

Total Stockholders' Equity (Deficit)	101,047	(35,268)

	$280,158	$27,957

The accompanying notes are an integral part of these financial statements.

TRANSACT ENERGY CORP.

(A Development Stage Company)

__________________________

STATEMENTS OF OPERATIONS

	Cumulative
	from inception	For the	For the
	March 15, 2006	Year ended	Year ended
	December 31,	December 31,	December 31,
	2009	2009	2008

REVENUE	$-	$-	$-

EXPENSES
General and administrative	204,693	134,795	35,693
Unsuccessful lease purchases	18,673	-	18,673

Total Expenses	223,366	134,795	54,366

LOSS BEFORE OTHER INCOME (EXPENSE)	(223,366)	(134,795)	(54,366)

Interest income	11,770	11,770	-
Interest expense	(68,558)	(68,361)	(197)

LOSS FROM OPERATIONS
BEFORE INCOME TAXES	(280,154)	(191,386)	(54,563)

CURRENT TAX EXPENSE	-	-	-

DEFERRED TAX EXPENSE	-	-	-

NET LOSS	$(280,154)	$(191,386)	$(54,563)

LOSS PER COMMON SHARE		$(0.02)	$(0.01)

The accompanying notes are an integral part of these financial statements.

TRANSACT ENERGY CORP.

(A Development Stage Company)

STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)

__________________________

FROM INCEPTION ON MARCH 15, 2006 THROUGH DECEMBER 31, 2009

						Deficit
						Accumulated
					Capital in	During the
	Preferred stock		Common Stock		Excess of	Development
	Shares	Amount	Shares	Amount	Par Value	Stage

BALANCE, March 15,2006	-	$ -	-	$ -	$ -	$ -

Issuance of 8,500,000 shares of common
stock for cash at $.001 per share, April 2006	-	-	8,500,000	8,500	-	-

Issuance of 900,000 shares of common
stock for cash at $.05 per share,
August 2006	-	-	900,000	900	44,100	-

Net loss for the period ended
December 31, 2006	-	-	-	-	-	(12,181)

BALANCE, December 31, 2006	-	-	9,400,000	9,400	44,100	(12,181)

Net loss for the year ended
December 31, 2007	-	-	-	-	-	(22,024)

BALANCE, December 31, 2007	-	-	9,400,000	9,400	44,100	(34,205)

Net loss for the year ended
December 31, 2008	-	-	-	-	-	(54,563)

BALANCE, December 31, 2008	-	-	9,400,000	9,400	44,100	(88,768)

Issuance of 1,102,000 shares of common
stock for cash at $.25 per share,
September 2009	-	-	1,102,000	1,102	274,398	-

Deferred offering costs offset against offering	-	-	-	-	(13,263)	-

Beneficial conversion feature on notes payable					65,464
Net loss for the year ended
December 31, 2009	-	-	-	-	-	(191,386)

BALANCE, December 31, 2009	-	$ -	10,502,000	$ 10,502	$ 370,699	$ (280,154)

The accompanying notes are an integral part of these financial statements.

TRANSACT ENERGY CORP.

(A Development Stage Company)

__________________________

STATEMENTS OF CASH FLOWS

	Cumulative
	from inception	For the	For the
	March 15, 2006 to	Year ended	Year ended
	December 31,	December 31,	December 31,
	2009	2009	2008

Cash Flow From Operating Activities:
Net loss for the period	$(280,154)	$(191,386)	$(54,563)
Adjustments to reconcile net loss to cash used by
operating activities:
Amortization	97	97	-
Interest expense from beneficial conversion
feature on notes payable	65,464	65,464	-
Change in assets and liabilities:
Increase in interest receivable	(11,770)	(11,770)	-
Increase (decrease) in accounts payable	83,053	30,025	48,376
Increase( decrease) in accrued interest	3,094	2,897	197
Net Cash (used) by Operating Activities	(140,216)	(104,673)	(5,990)

Cash Flows From Investing Activities:
Acquisition of oil and gas leases	(12,684)	(206)	(211)
Purchase of software	(3,480)	(3,480)	-
Issuance of loans receivable	(263,521)	(263,521)	-
Proceeds from loans receivable	15,000	15,000	-
Net Cash (Used) by Investing Activities	(264,685)	(252,207)	(211)

Cash Flow From Financing Activities
Proceeds from common stock issuance	329,000	275,500	-
Stock offering costs	(13,263)	(4,110)	(9,153)
Proceeds from notes payable	92,964	82,964	10,000
Net Cash Provided by Financing Activities	408,701	354,354	847

Net Increase (Decrease) in Cash	3,800	(2,526)	(5,354)

Cash at Beginning of Period	-	6,326	11,680

Cash at End of Period	$3,800	$3,800	$6,326

Supplemental Disclosures of Cash Flow Information:
Cash paid during the period for:
Interest	$-	$-	$-
Income taxes	$-	$-	$-

Supplemental Schedule of Noncash Investing and Financing Activities:

For the years ended December 31, 2009 and 2008:
The Company increased Capital in excess of par value by $65,464 as a result of a beneficial conversion feature on notes payable during 2009.

The accompanying notes are an integral part of these financial statements.

TRANSACT ENERGY CORP.

[A Development Stage Company]

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2009

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization – TransAct Energy Corp. (“the Company”) was organized under the laws of the State of Nevada on March 15, 2006. The Company plans to engage in the business of acquiring and selling oil and gas lease interests. The Company has not generated significant revenues and is considered a development stage company as defined in Accounting Standards Codification (“ASC”) Topic No. 915.The Company has, at the present time, not paid any dividends and any dividends that may be paid in the future will depend upon the financial requirements of the Company and other relevant factors.

Cash and Cash Equivalents - The Company considers all highly liquid debt investments purchased with a maturity of three months or less to be cash equivalents.

Software and related amortization - Software is recorded at cost and the Company provides for amortization using the straight line method over 3 years.

Income Taxes - The Company accounts for income taxes in accordance with ASC Topic No. 740, “Accounting for Income Taxes” [See Note 7].

The Company adopted the provisions of ASC Topic No. 740, “Accounting for Income Taxes”, on January 1, 2007. As a result of the implementation of ASC Topic No. 740, the Company recognized approximately no increase in the liability for unrecognized tax benefits.

The Company has no tax positions at December 31, 2009 and 2008 for which the ultimate deductibility is highly certain but for which there is uncertainty about the timing of such deductibility.

The Company recognizes interest accrued related to unrecognized tax benefits in interest expense and penalties in operating expenses. During the years ended December 31, 2009 and 2008, the Company recognized no interest and penalties. The Company had no accruals for interest and penalties at December 31, 2009 and 2008.

Loss Per Share - The computation of loss per share is based on the weighted average number of shares outstanding during the period presented in accordance with ASC Topic No. 260, “Earnings Per Share” [See Note 10].

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

Accounting Standards Update (“ASU”) ASU No. 2009-05 (ASC Topic 820), which amends Fair Value Measurements and Disclosures – Overall, ASU No. 2009-13 (ASC Topic 605),

Multiple-Deliverable Revenue Arrangements, ASU No. 2009-14 (ASC Topic 985), Certain Revenue Arrangements that include Software Elements, and various other ASU’s No. 2009-2 through ASU No. 2010-11 which contain technical corrections to existing guidance or affect guidance to specialized industries or entities were recently issued. These updates have no current applicability to the Company or their effect on the financial statements would not have been significant.

Investment in leases – All costs such as bid fees and lease rental payments related to the acquisition of oil and gas leases are deferred and amortized on a straight-line basis over the term of the lease. (See Note 2)

TRANSACT ENERGY CORP.

[A Development Stage Company]

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2009

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

NOTE 2 – LOANS RECEIVABLE – RELATED PARTY

The $212,000, $12,520, $12,000, $5,000 and $7,000 loans receivable from a company with common ownership, are unsecured and are due on June 7, June 17, November 1, November 10 and November 29, 2010 respectively. The loans are secured by certain assets and equipment of the company and bear interest at rates between 15% and 18% per annum for the terms of the loans. At December 31,2009 and 2008 interest receivable was $11,770 and $ 0 respectively.

NOTE 3 - INVESTMENT IN LEASE

On September 7, 2006 the Company acquired a 100% interest in a Petroleum and Natural Gas Lease from the province of Alberta, Canada for $12,051 cash. To date the Company has paid annual lease payments of $633 for a total capitalized cost of $ 12,684. The lease is for a 5 year term and calls for annual rental and royalty payments in accordance with the Mines and Mineral Act of Alberta.

NOTE 4 - SOFTWARE

	Accumulated	Net	Book Value
	Cost	Amortization	2009	2008

Software	$3,480	$97	$3,383	$-

NOTE 5 – NOTES PAYABLE – RELATED PARTIES

a) The $10,000 convertible promissory note payable to a company with common ownership is unsecured, bears interest at 10% per annum and is due and payable on March 31, 2010. The payee has the option to convert the entire principal amount on or before March 31, 2010 into common shares of the Company based on a conversion rate of $.00345 per share and no interest is due if the principal is converted to shares of the Company.

b) The $17,500 promissory note payable to a company with common ownership is unsecured, bears interest at 10% per annum and is due on demand.

c) The $12,000, $5,000, $7,000 and $41,464 promissory notes payable to an officer and shareholder are secured by certain assets and equipment of the Company, bear interest at 18% per annum and are due on November 1, November 10, November 29, and December 10, 2010 respectively. The notes are convertible into common stock at $.01 per share at the option of the note holder. A beneficial conversion feature was recorded in the amount of $65,464 and charged to interest expense during 2009.

Accrued interest for the notes at December 31, 2009 was $3,094.

TRANSACT ENERGY CORP.

[A Development Stage Company]

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2009

NOTE 6 - CAPITAL STOCK

Preferred Stock - The Company has authorized 10,000,000 shares of preferred stock, $.001 par value, with such rights, preferences and designations and to be issued in such series as determined by the Board of Directors. No shares are issued and outstanding at December 31, 2009.

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

During September 2009, the Company issued 1,102,000 shares of its previously authorized, but unissued common stock. Total proceeds from the sale of stock amounted to $275,500 (or $.25 per share). Offering costs of $ 13,263 were netted against the proceeds.

NOTE 7 - INCOME TAXES

The Company accounts for income taxes in accordance with ASC Topic No. 740, “Income Taxes.” This standard requires the Company to provide a net deferred tax asset or liability equal to the expected future tax benefit or expense of temporary reporting differences between book and tax accounting and any available operating loss or tax credit carryforwards.

The Company adopted the provisions of ASC Topic 740, “Accounting for Uncertainty in Income Taxes”, on January 1, 2007. As result of the implementation of ASC Topic 740, the Company recognized approximately no increase in the liability for unrecognized tax benefits.

The Company has no tax provisions at December 31, 2009 and 2008, for which the ultimate deductibility is highly certain but for which there is uncertainty about the timing of such deductibility.

The Company recognizes interest accrued related to unrecognized tax benefits in interest expense and penalties in operating expenses. During the periods ended December 31, 2009 and 2008, the Company recognized no interest and penalties. The Company had no accruals for interest and penalties at December 31, 2009 and December 31, 2008.

Deferred taxes are provided on a liability method whereby deferred tax assets are recognized for deductible temporary differences and operating loss (NOL) and tax credit carryforwards and deferred tax liabilities are recognized for taxable temporary differences. Temporary differences are the differences between the reported amounts of assets and liabilities and their tax bases. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.

Net deferred tax assets (liabilities) consist of the following components as of December 31, 2009 and 2008:

	2009	2008
Deferred tax assets:
NOL Carryover	$56,000	$17,800
Related Party Accrual	-	-
Valuation allowance	(56,000)	(17,800)
Net deferred tax asset	$-	$-

TRANSACT ENERGY CORP.

[A Development Stage Company]

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2009

NOTE 7 - INCOME TAXES (CONTINUED)

The income tax provision differs from the amount of estimated income tax determined by applying the U.S. federal income tax rate to pretax income from continuing operations for the periods ended December 31, 2009 and 2008 due to the following:

	2009	2008
Book Loss (20% statutory rate)	$(38,200)	$(11,000)
Valuation allowance	38,200	11,000
Tax at effective rate	$-	$-

At December 31, 2009, the Company had net operating loss carryforwards of approximately $ 280,000 that may be offset against future taxable income from the year 2009 through 2029. No tax benefit has been reported in the December 31, 2009 or 2008 financial statements since the potential tax benefit is offset by a valuation allowance of the same amount.

Due to the change in ownership provisions of the Tax Reform Act of 1986, net operating loss carry-forwards for Federal income tax reporting purposes are subject to annual limitations. Should a change in ownership occur, net operating loss carry-forwards may be limited as to use in future years.

NOTE 8 - GOING CONCERN

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

NOTE 9 - RELATED PARTY TRANSACTIONS

Management Compensation - The Company has not paid any compensation to its officers and directors, as the services provided by them to date have only been nominal. The Company has agreed to issue 25,000 shares of common stock to a former officer which has been accrued as a liability in the amount of $6,250 at December 31, 2009.

Office Space - The Company shares office space with a related company of an officer/shareholder on a month to month basis. During the year ended ended December 31, 2009 the Company has accrued $11,610 for the use of office space, telephone, fax and office equipment. During the year ended December 31, 2008 the Company had paid $8,500 and had a payable of $5,410 for the use of telephone, fax and office equipment

( See also Notes 2 and 5)

TRANSACT ENERGY CORP.

[A Development Stage Company]

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2009

NOTE 10 - LOSS PER SHARE

The following data show the amounts used in computing loss per share for the periods presented:

	Year ended	Year ended
	December 31,	December 31,
	2009	2008
Loss from operations available to common shareholders (numerator)
	$(191,386)	$(54,563)
Weighted average number of common shares outstanding during the period used in loss per share (denominator)	$9,754,586	$9,400,000

Dilutive loss per share was not presented, as the Company had no common equivalent shares for all periods presented that would affect the computation of diluted loss per share.

NOTE 11 – COMMITMENT

Effective October 1, 2009 through September 30, 2011, the Company entered into a compensation agreement with Shahhid Shafiq Vohra to assist the Company with business development in Asia for consideration of $90,000 annually for the contract period plus 100,000 common shares of the Company valued at $0.25 per share. The value of $25,000 regarding the unissued common shares has been reflected as a liability in the financial statements at this time.

NOTE 12 – SUBSEQUENT EVENTS

During January 2010 the Company entered into an agreement with an outside consultant to serve as the Chief Financial Officer of the Company through December 31,2010 with continuing one month extensions until cancelled. Compensation for the services will be $12,500 per month and is payable in common stock of the Company until such time as the Company secures its first $500,000.

In February 2010 the Company issued 25,000 shares of common stock to a former officer of the Company for services rendered. The stock has been recorded at an estimated market value of $0.25 per share. Compensation expense of $6,250 has been accrued as a payable as of December 31, 2009.

On February 2nd, 2010, the Board of Directors of TransAct Energy accepted the resignation of Mr. Henry Andrews as acting CEO and appointed Rod Bartlett as the new President, Chief Executive Officer and as an independent director.

The Company has evaluated subsequent events from the balance sheet date through the date the financial statements were issued.