Form 10-Q
period 2010-03-31
TRANSACT ENERGY CORP
filed 2010-05-12
CIK 1383394

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

 X . QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010.

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of March 31, 2010: 10,502,000

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

The accompanying financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at March 31, 2010 and 2009 and for the periods then ended have been made. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s December 31, 2009 audited financial statements. The results of operations for the periods ended March 31, 2010 and 2009 are not necessarily indicative of the operating results for the full year.

TRANSACT ENERGY CORP.

[A Development Stage Company]

INTERIM FINANCIAL STATEMENTS

MARCH 31, 2010

______________

(Unaudited)

TRANSACT ENERGY CORP.

 [A Development Stage Company]

(Unaudited)

TRANSACT ENERGY CORP.

(A Development Stage Company)

__________________________

INTERIM BALANCE SHEETS

	(Unaudited)	(Audited)
	March 31,	December 31,
	2010	2009
ASSETS
Current
Cash	$9	$3,800
Interest receivable	21,296	11,770
Loans receivable - related party	248,521	248,521
Total Current Assets	269,826	264,091

Investment In Lease	12,684	12,684

Software	3,093	3,383

	$285,603	$280,158

LIABILITIES AND STOCKHOLDERS' EQUITY

Current
Accounts payable	$146,191	$83,053
Accrued interest	6,927	3,094
Notes payable - Related parties	114,246	92,964
Total Current Liabilities	267,364	179,111

Stockholders' Equity
Preferred stock, $.001 par value,
10,000,000 shares authorized no shares issued and outstanding
Common Stock, $.001 par value,
100,000,000 shares authorized
10,502,000 shares issued and outstanding	10,502	10,502
Capital in excess of par value	370,699	370,699
Deficit accumulated during the development stage	(362,962)	(280,154)

Total Stockholders' Equity	18,239	101,047

	$285,603	$280,158

The accompanying notes are an integral part of these financial statements.

TRANSACT ENERGY CORP.

(A Development Stage Company)

__________________________

INTERIM STATEMENTS OF OPERATIONS

(Unaudited)

	Cumulative
	from inception
	March 15, 2006	Three months ended	Three months ended
	March 31,	March 31,	March 31,
	2010	2010	2009

REVENUE	$-	$-	$-

EXPENSES
General and administrative	293,193	88,500	9,855
Unsuccessful lease purchases	18,673	-	-

Total Expenses	311,866	88,500	9,855

LOSS BEFORE OTHER INCOME (EXPENSE)	(311,866)	(88,500)	(9,855)

Interest income	21,295	9,525	-
Interest expense	(72,391)	(3,833)	(247)

LOSS FROM OPERATIONS BEFORE INCOME TAXES	(362,962)	(82,808)	(10,102)

CURRENT TAX EXPENSE	-	-	-

DEFERRED TAX EXPENSE	-	-	-

NET LOSS	$(362,962)	$(82,808)	$(10,102)

LOSS PER COMMON SHARE		$(0.01)	$(0.00)

The accompanying notes are an integral part of these financial statements.

TRANSACT ENERGY CORP.

(A Development Stage Company)

__________________________

INTERIM STATEMENTS OF CASH FLOWS

(Unaudited)

	Cumulative
	from inception
	March 15, 2006 to	Three months ended	Three months ended
	March 31,	March 31,	March 31,
	2010	2010	2009

Cash Flow From Operating Activities:
Net loss for the period	$(362,962)	$(82,808)	$(10,102)
Adjustments to reconcile net loss to cash used by operating activities:
Amortization	387	290	-
Interest expense from beneficial conversion feature on notes payable	65,464	-	-
Change in assets and liabilities:
Increase in interest receivable	(21,296)	(9,526)	-
Increase (decrease) in accounts payable	146,191	63,138	(1,479)
Increase( decrease) in accrued interest	6,927	3,833	247
Net Cash (used) by Operating Activities	(165,289)	(25,073)	(11,334)

Cash Flows From Investing Activities:
Acquisition of oil and gas leases	(12,684)	-	-
Purchase of software	(3,480)	-	-
Issuance of loans receivable	(263,521)	-	-
Proceeds from loans receivable	15,000	-	-
Net Cash (Used) by Investing Activities	(264,685)	-	-

Cash Flow From Financing Activities
Proceeds from common stock issuance	329,000	-	-
Stock offering costs	(13,263)	-	-
Proceeds from notes payable	114,246	21,282	17,500
Net Cash Provided by Financing Activities	429,983	21,282	17,500

Net Increase (Decrease) in Cash	9	(3,791)	6,166

Cash at Beginning of Period	-	3,800	6,326

Cash at End of Period	$9	$9	$12,492

Supplemental Disclosures of Cash Flow Information:
Cash paid during the period for:
Interest	$-	$-	$-
Income taxes	$-	$-	$-

Supplemental Schedule of Non-cash Investing and Financing Activities:

For the three month period ended March 31, 2010 and 2009:
The Company increased Capital in excess of par value by $ 65,464 as a result of a beneficial conversion feature on notes payable during 2009.

The accompanying notes are an integral part of these financial statements.

TRANSACT ENERGY CORP.

[A Development Stage Company]

NOTES TO INTERIM FINANCIAL STATEMENTS

MARCH 31, 2010

(Unaudited)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization – TransAct Energy Corp. (“the Company”) was organized under the laws of the State of Nevada on March 15, 2006. The Company is in the business of developing and managing power production facilities globally primarily using alternative/sustainable energy sources. The Company has not generated significant revenues and is considered a development stage company as defined in Accounting Standards Codification (“ASC”) Topic No. 915. The Company has, at the present time, not paid any dividends and any dividends that may be paid in the future will depend upon the financial requirements of the Company and other relevant factors.

Interim Condensed Financial Statements - The accompanying interim financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at March 31, 2010 and 2009 and for the periods then ended have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s December 31, 2009 audited financial statements. The results of operations for the periods ended March 31, 2010 and 2009 are not necessarily indicative of the operating results for the full year.

Cash and Cash Equivalents - The Company considers all highly liquid debt investments purchased with a maturity of three months or less to be cash equivalents.

Software and related amortization - Software is recorded at cost and the Company provides for amortization using the straight line method over 3 years.

Income Taxes - The Company accounts for income taxes in accordance with ASC Topic No. 740, “Accounting for Income Taxes”.

The Company adopted the provisions of ASC Topic No. 740, “Accounting for Income Taxes”, on January 1, 2007. As a result of the implementation of ASC Topic No. 740, the Company recognized approximately no increase in the liability for unrecognized tax benefits.

The Company has no tax positions at March 31, 2010 and 2009 for which the ultimate deductibility is highly certain but for which there is uncertainty about the timing of such deductibility.

The Company recognizes interest accrued related to unrecognized tax benefits in interest expense and penalties in operating expenses. During the periods ended March 31, 2010 and 2009 and years ended December 31, 2009 and 2008, the Company recognized no interest and penalties. The Company had no accruals for interest and penalties at March 31, 2010 and 2009.

Loss Per Share - The computation of loss per share is based on the weighted average number of shares outstanding during the period presented in accordance with ASC Topic No. 260, “Earnings Per Share” [See Note 9].

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

MARCH 31, 2010

(Unaudited)

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

Accounting Standards Update (“ASU”) ASU No. 2009-05 (ASC Topic 820), which amends Fair Value Measurements and Disclosures – Overall, ASU No. 2009-13 (ASC Topic 605), Multiple-Deliverable Revenue Arrangements, ASU No. 2009-14 (ASC Topic 985), Certain Revenue Arrangements that include Software Elements, and various other ASU’s No. 2009-2 through ASU No. 2010-18 which contain technical corrections to existing guidance or affect guidance to specialized industries or entities were recently issued. These updates have no current applicability to the Company or their effect on the financial statements would not have been significant.

Investment in leases – All costs such as bid fees and lease rental payments related to the acquisition of oil and gas leases are deferred and amortized on a straight-line basis over the term of the lease. (See Note 3)

Foreign currency translation - Transactions in foreign currencies are translated into U.S. dollars using the exchange rate at each balance sheet date for assets and liabilities and the weighted average exchange rate for each period for revenues, expenses, gains and losses. Translation adjustments are recorded as a separate component of accumulated other comprehensive income (loss) when material and foreign currency transaction gains and losses are recorded in other income and expense.

Stock offering costs – Costs incurred in connection with stock offerings will be deferred and offset against the proceeds of the stock offering. Costs incurred in connection with unsuccessful offerings will be expensed.

NOTE 2 – LOANS RECEIVABLE – RELATED PARTY

The $212,000, $12,521, $12,000, $5,000 and $7,000 loans receivable from a company with common ownership, are unsecured and are due on June 7, June 17, November 1, November 10 and November 29, 2010 respectively. The loans are secured by certain assets and equipment of the company and bear interest at rates between 15% and 18% per annum for the terms of the loans. At March 31,2010 and 2009 Interest receivable was $ 21,296 and $ 0 respectively.

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

NOTE 4 – SOFTWARE

	Cost	Accumulated Amortization	Net Book Mar 31, 2010	Value Dec 31,2009

Software	$3,480	$387	$3,093	$3,383

TRANSACT ENERGY CORP.

[A Development Stage Company]

NOTES TO INTERIM FINANCIAL STATEMENTS

MARCH 31, 2010

(Unaudited)

NOTE 5 – NOTES PAYABLE – RELATED PARTIES

a) The $10,000 convertible promissory note payable to a company with common ownership is unsecured, bears interest at 10% per annum and was due and payable on March 31, 2010. The payee had the option to convert the entire principal amount on or before March 31, 2010 into common shares of the Company based on a conversion rate of $.00345 per share and no interest was due if the principal is converted to shares of the Company. No shares were converted and the Company is currently negotiating with the lender to repay the loan with interest.

b) The $17,500 promissory note payable to a company with common ownership is unsecured, bears interest at 10% per annum and is due on demand.

c) The $12,000, $5,000, $7,000 and $41,464 promissory notes payable to an officer and shareholder are secured by certain assets and equipment of the Company, bear interest at 18% and 8% per annum and are due on November 1, November 10, November 29, and December 10, 2010 respectively. The notes are convertible into common stock at $.01 per share at the option of the note holder. A beneficial conversion feature was recorded in the amount of $65,464 and charged to interest expense during 2009.

d) The $ 18,281 promissory notes payable to an officer and shareholder and $3,000 promissory note payable to a former officer are secured by certain assets and equipment of the Company, bear interest at 8% per annum and are due on demand.

Accrued interest for the notes at March 31,2010 was $6,927 and at December 31, 2009 was $3,094.

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

TRANSACT ENERGY CORP.

[A Development Stage Company]

NOTES TO INTERIM FINANCIAL STATEMENTS

MARCH 31, 2010

(Unaudited)

NOTE 8 - RELATED PARTY TRANSACTIONS

Management Compensation - For the three month period ended March 31, 2010 the Company has paid $ 22,500 and accrued $30,242 of compensation to officers of the Company. ( see Note 10). The Company has also agreed to issue 25,000 shares of common stock to a former officer which has been accrued as a liability in the amount of $6,250 at March 31, 2010.

Office Space - The Company shares office space with a related company of an officer/shareholder on a month to month basis. During the three month period ended March 31, 2010 the Company has accrued $ 3,150 for the use of office space, telephone, fax and office equipment. During the year ended December 31, 2009 the Company had a payable of $ 11,610 for the use of telephone, fax and office equipment ( See also Notes 2 and 5)

NOTE 9 - LOSS PER SHARE

The following data show the amounts used in computing loss per share for the periods presented:

		Three months ended	Three months ended
		March 31,	March 31,
		2010	2009

Loss from operations available to common shareholders
(numerator)	$	(82,808)	$(10,102)

Weighted average number of common shares
outstanding during the period used in loss per
share (denominator)		10,502,000	9,400,000

Dilutive loss per share was not presented, as the Company had no common equivalent shares for all periods presented that would affect the computation of diluted loss per share.

NOTE 10 – COMMITMENTS

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

During January 2010 the Company entered into an agreement with an outside consultant to serve as the Chief Financial Officer of the Company through December 31, 2010 with continuing one month extensions until cancelled. Compensation for the services will be $12,500 per month and is payable in common stock of the Company until such time as the Company secures its first $500,000. Compensation valued at $30,242 has been accrued as a liability at March 31, 2010.

In February, 2010, the Board of Directors of TransAct Energy appointed Rod Bartlett as the new President, Chief Executive Officer and as an independent director. The Company is currently in the process of finalizing the terms of a compensation agreement with its new President and Chief Executive Officer.

NOTE 11 – SUBSEQUENT EVENTS

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

PLAN OF OPERATION

We anticipate we will divest ourselves of our only oil and gas lease and instead focus our efforts on acquiring alternative energy companies primarily producing power from clean sustainable energy sources. These sources will include but will not be limited to geothermal, solar and wind. Our revenues will be generated by selling power under power purchase agreements with public and private electrical utilities. The Company will focus its efforts on long-term projects with immediate access to development capital and a market to sell the clean power.

RESULTS OF OPERATIONS

During the three months ended March 31, 2010, the Company has engaged in no significant operations other than maintaining its reporting status with the SEC.

Results of Operations – Three Months Ended March 31, 2010 Compared to the Three Months Ended March 31, 2009

No revenues were received by the Company during the three months ended March 31, 2010 or 2009. Our general and administrative expenses were $88,500 for the three months ended March 31, 2010 compared to $9,855 for the same period in 2009.

LIQUIDITY AND CAPITAL RESOURCES

As of March 31, 2010, we have $9 in cash, $12,684 investment in oil and gas lease, interest receivable of $21,296, and loans receivable of $248,521. Our current liabilities consist of accounts payable in the amount of $146,191 and notes payable of $114,246 with accrued interest of $6,927.

NEED FOR ADDITIONAL FINANCING

Proposed Public Offering of Common Stock - The Company made a public offering of up to 2,000,000 shares of common stock. The Company filed a registration statement with the United States Securities and Exchange Commission on Form S-1. The offering was declared effective on December 12, 2008. An offering price of $.25 per share had arbitrarily been determined by the Company. The offering was managed by the Company without any underwriter. The shares were offered and sold by officers and directors of the Company, who received no sales commissions or other compensation in connection with the offering, except for reimbursement of expenses actually incurred on behalf of the Company in connection with the offering. The Company filed a post-effective amendment to its registration statement which was declared effective on July 17, 2009. The offering was closed at August 31, 2009. The Company raised a total of $275,500 and subsequently issued 1,102,000 common shares.

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rules 13a-15(e) and 15d-15(e) promulgated under the Exchange Act. Based on this evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were effective at a reasonable assurance level as of March 31, 2010, the end of the period covered by this report.

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

ITEM 4. (REMOVED AND RESERVED)

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

Date: May 11, 2010

By: /s/ Rod Bartlett

Rod Bartlett

President,

Chief Executive Officer