Form 10-Q
period 2010-06-30
TRANSACT ENERGY CORP
filed 2010-08-13
CIK 1383394

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

 X .   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2010.

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  X . No      .

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes      . No      .

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes      . No  X .

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY

PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes      . No      .

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of June 30, 2010:  10,502,000

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

The accompanying financial statements have been prepared by the Company without audit.  In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at June 30, 2010 and 2009 and for the periods then ended have been made.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted.  It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s December 31, 2009 audited financial statements.  The results of operations for the periods ended June 30, 2010 and 2009 are not necessarily indicative of the operating results for the full year.

TRANSACT ENERGY CORP.
(A Development Stage Company)
__________________________

INTERIM BALANCE SHEETS

ASSETS

	(Unaudited)	(Audited)
	June 30,	December 31,
	2010	2009

Current
Cash	$600	$3,800
Interest receivable	30,926	11,770
Loans receivable - related party	248,521	248,521
Prepaid expenses	16,615	-
Total Current Assets	296,662	264,091

Investment In Lease	12,684	12,684

Software, net	2,803	3,383

	$312,149	$280,158

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current
Accounts payable	$305,525	$83,053
Accrued interest	11,706	3,094
Note payable	40,000	-
Notes payable - Related parties	155,671	92,964
Total Current Liabilities	512,902	179,111

Stockholders' Equity (Deficit)
Preferred stock, $.001 par value,
10,000,000 shares authorized no shares issued and outstanding	-	-
Common Stock, $.001 par value,
100,000,000 shares authorized
10,502,000 shares issued and outstanding	10,502	10,502
Capital in excess of par value	370,699	370,699
Deficit accumulated during the development stage	(581,954)	(280,154)

Total Stockholders' Equity (Deficit)	(200,753)	101,047

	$312,149	$280,158

The accompanying notes are an integral part of these financial statements.

TRANSACT ENERGY CORP.
(A Development Stage Company)
__________________________

INTERIM STATEMENTS OF OPERATIONS

(Unaudited)

	Cumulative From inception March 15, 2006 to June 30, 2010	Three months ended June 30, 2010	Six months ended June 30, 2010	Three months ended June 30, 2009	Six months ended June 30, 2009

REVENUE	$-	$-	$-	$-	$-

EXPENSES
General and administrative	517,037	223,844	312,344	8,911	18,766
Unsuccessful lease purchases	18,673	-	-	-	-

Total Expenses	535,710	223,844	312,344	8,911	18,766

LOSS BEFORE OTHER INCOME (EXPENSE)	(535,710)	(223,844)	(312,344)	(8,911)	(18,766)

Interest income	30,926	9,631	19,156	-	-
Interest expense	(77,170)	(4,779)	(8,612)	(685)	(932)

LOSS FROM OPERATIONS
BEFORE INCOME TAXES	(581,954)	(218,992)	(301,800)	(9,596)	(19,698)

CURRENT TAX EXPENSE	-	-	-	-	-

DEFERRED TAX EXPENSE	-	-	-	-	-

NET LOSS	$(581,954)	$(218,992)	$(301,800)	$(9,596)	$(19,698)

LOSS PER COMMON SHARE		$(0.02)	$(0.03)	$(0.00)	$(0.00)

The accompanying notes are an integral part of these financial statements.

TRANSACT ENERGY CORP.
(A Development Stage Company)
__________________________

INTERIM STATEMENTS OF CASH FLOWS

(Unaudited)

	Cumulative from inception March 15, 2006 to June 30, 2010	Six months ended June 30, 2010	Six months ended June 30, 2009
Cash Flows From Operating Activities:
Net loss for the period	$(581,954)	$(301,800)	$(19,698)
Adjustments to reconcile net loss to cash used by
operating activities:
Amortization	677	580	-
Interest expense from beneficial conversion
feature on notes payable	65,464	-	-
Change in assets and liabilities:
Increase in interest receivable	(30,926)	(19,156)	-
Increase in prepaid expenses	(16,615)	(16,615)	-
Increase (decrease) in accounts payable	305,525	222,472	(2,860)
Increase in accrued interest	11,706	8,612	932
Net Cash (used) by Operating Activities	(246,123)	(105,907)	(21,626)

Cash Flows From Investing Activities:
Acquisition of oil and gas leases	(12,684)	-	-
Purchase of software	(3,480)	-	-
Issuance of loans receivable	(263,521)	-	-
Proceeds from loans receivable	15,000	-	-
Net Cash (Used) by Investing Activities	(264,685)	-	-

Cash Flows From Financing Activities
Proceeds from common stock issuance	329,000	-	-
Stock offering costs	(13,263)	-	(2,130)
Proceeds from notes payable	195,671	102,707	17,500
Net Cash Provided by Financing Activities	511,408	102,707	15,370

Net Increase (Decrease) in Cash	600	(3,200)	(6,256)

Cash at Beginning of Period	-	3,800	6,326

Cash at End of Period	600	600	70

Supplemental Disclosures of Cash Flow Information:
Cash paid during the period for:
Interest	$-	$-	$-
Income taxes	$-	$-	$-

Supplemental Schedule of Non-cash Investing and Financing Activities:
For the six month period ended June 30, 2010 and 2009:
The Company increased Capital in excess of par value by $ 65,464 as a result of a beneficial conversion feature on notes payable during 2009.

The accompanying notes are an integral part of these financial statements.

TRANSACT ENERGY CORP.

[A Development Stage Company]

NOTES TO INTERIM FINANCIAL STATEMENTS

JUNE 30, 2010

(Unaudited)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization – TransAct Energy Corp. (“the Company”) was organized under the laws of the State of Nevada on March 15, 2006. The Company is in the business of developing and managing power production facilities globally primarily using alternative/sustainable energy sources. The Company has not generated revenues and is considered a development stage company as defined in Accounting Standards Codification (“ASC”) Topic No. 915. The Company has, at the present time, not paid any dividends and any dividends that may be paid in the future will depend upon the financial requirements of the Company and other relevant factors.

Interim Condensed Financial Statements - The accompanying interim financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at June 30, 2010 and 2009 and for the periods then ended have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s December 31, 2009 audited financial statements. The results of operations for the periods ended June 30, 2010 and 2009 are not necessarily indicative of the operating results for the full year.

Cash and Cash Equivalents - The Company considers all highly liquid debt investments purchased with a maturity of three months or less to be cash equivalents.

Software and related amortization - Software is recorded at cost and the Company provides for amortization using the straight line method over three years.

Income Taxes - The Company accounts for income taxes in accordance with ASC Topic No. 740, “Accounting for Income Taxes.”

The Company adopted the provisions of ASC Topic No. 740, “Accounting for Income Taxes”, on January 1, 2007. As a result of the implementation of ASC Topic No. 740, the Company recognized approximately no increase in the liability for unrecognized tax benefits.

The Company has no tax positions at June 30, 2010 and 2009 for which the ultimate deductibility is highly certain but for which there is uncertainty about the timing of such deductibility.

The Company recognizes interest accrued related to unrecognized tax benefits in interest expense and penalties in operating expenses. During the periods ended June 30, 2010 and 2009 and years ended December 31, 2009 and 2008, the Company recognized no interest and penalties. The Company had no accruals for interest and penalties at June 30, 2010 and 2009.

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

JUNE 30, 2010

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

Accounting Standards Update (“ASU”) ASU No. 2009-05 (ASC Topic 820), which amends Fair Value Measurements and Disclosures – Overall, ASU No. 2009-13 (ASC Topic 605),

Multiple-Deliverable Revenue Arrangements, ASU No. 2009-14 (ASC Topic 985), Certain Revenue Arrangements that include Software Elements, and various other ASU’s No. 2009-2 through ASU No. 2010-21 which contain technical corrections to existing guidance or affect guidance to specialized industries or entities were recently issued. These updates have no current applicability to the Company or their effect on the financial statements would not have been significant.

Investment in leases – All costs such as bid fees and lease rental payments related to the acquisition of energy leases are deferred and amortized on a straight-line basis over the term of the lease. (See Note 3)

Foreign currency translation - Transactions in foreign currencies are translated into U.S. dollars using the exchange rate at each balance sheet date for assets and liabilities and the weighted average exchange rate for each period for revenues, expenses, gains and losses. Translation adjustments are recorded as a separate component of accumulated other comprehensive income (loss) when material and foreign currency transaction gains and losses are recorded in other income and expense.

Stock offering costs – Costs incurred in connection with stock offerings will be deferred and offset against the proceeds of the stock offering. Costs incurred in connection with unsuccessful offerings will be expensed.

NOTE 2 – LOANS RECEIVABLE – RELATED PARTY

The $12,000, $5,000, $7,000, $212,000 and $12,521 loans receivable from a company whose sole shareholder holds less than 10% in Transact, are unsecured and are due on November 1, November 10, November 29, December 6 and December 6, 2010 respectively. The loans are secured by certain assets and equipment of the company and bear interest at rates between 15% and 18% per annum for the terms of the loans. At June 30, 2010 and December 31, 2009 Interest receivable was $ 30,926 and $ 11,770 respectively.

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

NOTE 4 – SOFTWARE

		Accumulated	Net Book	Value
	Cost	Amortization	June 30, 2010	Dec 1, 2009

Software	$3,480	$677	$2,803	$3,383

TRANSACT ENERGY CORP.

[A Development Stage Company]

NOTES TO INTERIM FINANCIAL STATEMENTS

JUNE 30, 2010

(Unaudited)

NOTE 5 – NOTE PAYABLE

The $ 40,000 convertible promissory note bears interest at 8% per annum and is due and payable on March 11, 2011. The holder has the option to convert the entire principal amount on or before March 31, 2011 into common shares of the Company based on a conversion rate of 60% of the Market Price being the average of the lowest three trading prices over the past ten days prior to the conversion. At no time may the holder convert into an amount of shares which would result in the holder and its affiliates to beneficially own more than 4.99% of the outstanding shares of common stock. No shares have been converted for the period ended June 30, 2010.

NOTE 6 – NOTES PAYABLE – RELATED PARTIES

a) The $10,000 convertible promissory note payable to a company whose shareholders hold less than 10% in Transact is unsecured, bears interest at 10% per annum and was due and payable on March 31, 2010. The payee had the option to convert the entire principal amount on or before March 31, 2010 into common shares of the Company based on a conversion rate of $.00345 per share and no interest was due if the principal is converted to shares of the Company. No shares were converted and the Company is currently negotiating with the lender to repay the loan with interest.

b) The $17,500 promissory note payable to a company whose shareholders hold less than 10% in Transact is unsecured, bears interest at 10% per annum and is due on demand.

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

d) The $ 59,707 promissory notes payable to an officer and shareholder and $3,000 promissory note payable to a former officer are secured by certain assets and equipment of the Company, bear interest at 8% per annum and are due on demand.

Accrued interest for the notes at June 30, 2010 was $ 11,706 and at December 31, 2009 was $3,094.

NOTE 7 - CAPITAL STOCK

Preferred Stock - The Company has authorized 10,000,000 shares of preferred stock, $.001 par value, with such rights, preferences and designations and to be issued in such series as determined by the Board of Directors. No shares are issued and outstanding at June 30, 2010.

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

JUNE 30, 2010

(Unaudited)

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

NOTE 9 - RELATED PARTY TRANSACTIONS

Management Compensation - For the six month period ended June 30, 2010 the Company has paid $ 45,000 and accrued $37,500 of compensation to officers of the Company (see Note 11). In July 2010 the Company has issued 25,000 shares of common stock to a former officer which has been accrued as a liability in the amount of $6,250 at June 30, 2010 (See Note 12).

The Company has also accrued executive compensation of $125,000 to the President for the six month period ended June 30, 2010 (See Note 11).

Office Space - The Company shares office space with a related company of an officer/shareholder on a month to month basis. During the six month period ended June 30, 2010 the Company has accrued $6,300 for the use of office space, telephone, fax and office equipment. At June 30, 2010 the Company had a payable of $15,909 for the use of telephone, fax and office equipment

(See also Notes 2 and 6)

NOTE 10 - LOSS PER SHARE

The following data show the amounts used in computing loss per share for the periods presented:

	Three months	Six months	Three months	Six months
	ended	ended	ended	ended
	June 30,	June 30,	June 30,	June 30,
	2010	2010	2009	2009

Loss available to common shareholders (numerator)	$(218,992)	$(301,800)	$(9,596)	$(19,698)

Weighted average number of common shares outstanding during the period used in loss per share (denominator)	10,502,000	10,502,000	9,400,000	9,400,000

Dilutive loss per share was not presented, as the Company had no common equivalent shares for all periods presented that would affect the computation of diluted loss per share.

TRANSACT ENERGY CORP.

[A Development Stage Company]

NOTES TO INTERIM FINANCIAL STATEMENTS

JUNE 30, 2010

(Unaudited)

NOTE 11 – COMMITMENTS

Effective October 1, 2009 through September 30, 2011, the Company entered into a compensation agreement with Shahhid Shafiq Vohra to assist the Company with business development globally for consideration of $90,000 annually for the contract period plus 100,000 common shares of the Company valued at $0.25 per share which were issued in July 2010. The value of $25,000 regarding the unissued common shares has been reflected as a liability in the financial statements at this time ( See Note 12).

During January 2010 the Company entered into an agreement with an outside consultant to serve as the Chief Financial Officer of the Company through December 31, 2010 with continuing one month extensions until cancelled. Compensation for the services will be $12,500 per month and is payable in common stock of the Company until such time as the Company secures its first $500,000. Compensation valued at $67,742 has been accrued as a liability at June 30, 2010. In July 2010 the Company issued 48,775 common shares to satisfy this compensation agreement (See Note 12).

During the period ended June 30, 2010 the Company committed to a three year lease for office space which commences July 1, 2010 and expires on June 30, 2013. The annual minimum lease payments over this three year period for this office space are $8,888 plus common area costs and GST. The Company has also agreed to receive one third of the operating costs and rent from a related company of an officer/shareholder on a month to month basis.

In April 2010 the Company entered into an investment banking agreement to arrange funding of not less than $6,000,000 through the sale of common shares of the Company.

The Company has agreed to pay a fee in the amount of $50,000 of which $15,000 has been placed into escrow, to be disbursed for third party due diligence expenses according to the terms of the agreement. Under the terms of the agreement the Company has also agreed to pay a fee of not less than 2% of the monies obtained as a loan and 8% of the monies obtained via equity investors. The balance of $35,000 is to be paid as the due diligence process proceeds.

In May 2010 the Company also entered into a financing brokerage agreement where the broker introduced potential investors up to November 11, 2010. As a retainer for their services the Company agreed to issue 10,000 common shares which were issued in July 2010 ( See Note 12) and pay 8% on funds raised, to date cash compensation of $3,200 was been paid for $40,000 raised as a convertible debenture during the period ended June 30, 2010.

In February 2010, the Board of Directors of TransAct Energy appointed Rod Bartlett as the new President, Chief Executive Officer and as an independent director. Effective January 1, 2010 the Company finalized the terms of a compensation agreement with its President and Chief Executive Officer and had the same ratified by resolution of the board of directors in a meeting held in July. The Agreement pays an annual base salary of $250,000, with a cash bonus annually based on 5% of EBITDA and a stock bonus formulated around the return on invested capital where the issued and outstanding stock of the company times the rate of return divided by ten will equate to the stock issued.

NOTE 12 – SUBSEQUENT EVENTS

In July 2010 the Company issued common shares as follows:

- 25,000 common shares to a former officer of the Company pursuant to a management compensation agreement ( See Note 9).

 - 100,000 common shares to a officer of the Company pursuant to a management compensation agreement ( See Note 11).

 - 48,775 common shares to a officer of the Company pursuant to a compensation agreement ( See Note 11).

 - 10,000 common shares pursuant to an investment banking broker agreement  (See Note 11).

The Company has evaluated subsequent events from the balance sheet date through the date the financial statements were issued and determined there are no additional events to disclose.

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

OUR BUSINESS

Our business is the development, production, management and conservation of electricity from sustainable electricity projects. Our focus is energy produced from geothermal, solar and municipal waste. Our power conservation technologies are centered around technology innovations including hydrogen fuel cells and low temperature geothermal. The current global markets we are involved in include Brazil, Canada, India, Indonesia, Iraq, Kingdom of Saudi Arabia (“KSA”), Pakistan and Vietnam. (See attached Appendix “B”).

TransAct Energy Corp. (TEGY) is a registered public company, incorporated in Nevada in 2006, currently traded on the Over the Counter Bulletin Board (OTCBB). We received our DTC eligibility in May 2010. Our corporate offices are located in San Antonio, Texas, USA with satellite offices in Vancouver, British Columbia, Canada; Abu Dubai, UAE and soon Mumbai, India.

We launched into the sustainable energy sector in October 2008 by initiating a business relationship with Dr. Ghomshei (a leading authority on alternative energy, specifically geothermal technologies) where we initially agreed to form a joint venture company to exploit both high and low temperature geothermal opportunities in British Columbia, Canada. We elected not to form the joint venture however we have continued this relationship by bringing Dr. Ghomshei into TEGY as SVP Power Development to oversee all power plant development. Dr Ghomshei has been instrumental in developing ongoing geothermal opportunities in Canada, India, Indonesia, and KSA.

In addition to the geothermal technology TEGY has secured the rights for the manufacturing and distribution of a proprietary photovoltaic solar technology for all of south and west Asia. This technology is expected to be mass produced at $0.70 USD per watt or less, a new milestone in this sector. The solar panel produced using this technology is reported to have greater solar conversion efficiencies than other existing photovoltaic technologies. This combination of low production cost and higher efficiency will allow TEGY to compete if not dominate in its markets. We have committed to build a plant in India to produce solar panels and other custom applications from this technology. As a result we have been asked to develop several solar projects using our panels in India. (www.squareonesolar.com)

As part of our agreement with Square One Solar, TEGY also negotiated the exclusive global rights to develop their Polymer plant (the secret component of the technology) to supply the Polymer to all of the Square One Solar licensees (currently other than TEGY there is one in the United States and another in China.) This is anticipated to be an excellent and ongoing source of revenue for the company

PLAN OF OPERATION

The Company intends to raise $6 million USD through private placements during the third quarter to fund the first stages of a series of power plants in Asia. As a newer IPP, the Company made a conscious decision to stay out of the North American market with the exception of some geothermal in western Canada and Alaska. TransAct decided to focus primarily on south and west Asia where there is a huge power deficit, carbon based power and the alternative resources necessary to make electricity.

In selecting the power technologies/sources we could support; sustainability and the end cost per kilowatt hour were critical factors. By offering several different types of power plants and even hybrid power plants that use old/new technology together we can provide governments and industry short and long-term answers to their power needs. Geothermal, solar, garbage and hydrogen provide the best mix, as standalone power sources and in combination, in these geographic areas.

Many of the countries in South and West Asia use carbon fuels (coal, oil) to fuel their power plants. They have these resources and their policies have been ignorant of their alternatives until now. In order to gain a foot hold in these countries we have in four cases agreed to develop carbon based plants where we have design control in order to engineer the facility and apply hybrid technology to reduce Green House Gas (GHG) emissions to the lowest possible levels. We help to solve an immediate power problem in order to access the future green power market.

Ultimately we make money by selling electricity per kilowatt hour (“kwh”), having this sale guaranteed is the key to planning a successful project that can be profitable over its life cycle. This is done by securing in advance long-term power purchase agreements (PPA) with payment guarantees. The government or industry providing the PPA has to be accessible by law, able to pay enough per kwh and guarantee payment before any money is put into the proposed power plant infrastructure. With the PPA in hand we maybe able to leverage this into long-term debt enough to higher debt to equity ratio.

The countries with carbon based power typically pay more per kwh (India $0.18 USD per kwh) because of the fuel cost. Carbon based and nuclear facilities are also faced with the uncertainty of the future cost of their feed-stock. Selling power that has a low production cost per kwh (geothermal is typically $0.045 USD per kwh), no cost related to feed-stock and no green house gas emissions is this company’s competitive strategy. We sell our power at the same price point as other power plants; we also have the potential earnings of carbon credits. After we retire the cost of the power plant, we have our operating costs as do the other plants but no feed-stock costs creating better returns for our investors in the long term.

For TEGY to maximize earnings, capital and limit liabilities we need to be strategicly related to non-American jurisdictions. By incorporating wholly owned subsidiaries in countries that have tax treaties with the target country we are able to return more earnings to TEGY. In the case of India for example we intend over the next quarter to form a Mauritius company that will then in turn establish an Indian Public company that will trade on the Indian Stock Exchange, TransAct Energy Group India (TEGI) will independently raise capital in India for our Indian projects. This company will in turn set up subsidiaries to hold each manufacturing facility and joint venture or special purpose vehicles for each power project. The liabilities become isolated and the earnings flow through tax free through to the Mauritius Company where they are taxed at a low level before coming through to TransAct. To this end we are commissioning Khandwala Securities Limited of Mumbai, India as our investment bankers in India.

RESULTS OF OPERATIONS

During the three months ended June 30, 2010, the Company has engaged in no significant operations other than maintaining its reporting status with the SEC.

Results of Operations – Three Months Ended June 30, 2010 Compared to the Three Months Ended June 30, 2009

No revenues were received by the Company during the three months ended June 30, 2010 or 2009. Our general and administrative expenses were $223,844 for the three months ended June 30, 2010 compared to $8,911 for the same period in 2009.

Results of Operations for the Six Months Ended June 301, 2010 Compared to The Six Months Ended June 30 2009

We did not generate any revenue from January 1, 2010 to June 30, 2010 as was the same for the six month period in 2009. For the six months ended June 30, 2010 our expenses were $312,344 compared to $18,766 for the same period in 2009. Expenses consisted of professional fees, administrative and management fees and miscellaneous expenses. The main difference between the two periods was management compensation which was nil for the period ending 2009 and $192,742 for the period ending June 2010. Consulting fees of $49,095 for the period with no fees reported in 2009. Travel/ Meeting expenses climbed to $25,350 versus $546 for the previous year first 6 months. As a result, we have reported a net loss of $(301,800) for the period ended June 30, 2010. Our total net loss from January 1, 2009 through June 30, 2009 was $(19,698)

Stock-Based Compensation Costs

Stock-based compensation represents 21.7% of the Company’s operating expenses for the period ended June 30, 2010. There was no stock based compensation from the same period in 2009. The stocks are a part of our executive compensation plan, and are issued to obtain, retain and motivate our directors, executives and employees.

LIQUIDITY AND CAPITAL RESOURCES

As of June 30, 2010, we have $600 in cash, $12,684 investment in oil and gas lease, interest receivable of $30,926, and loans receivable of $248,521. Our current liabilities consist of accounts payable in the amount of $305,525 and notes payable of $195,671 with accrued interest of $11,706.

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rules 13a-15(e) and 15d-15(e) promulgated under the Exchange Act. Based on this evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were effective at a reasonable assurance level as of June 30, 2010, the end of the period covered by this report.

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

Date: August 13, 2010

By:  /s/ Rod Bartlett

Rod Bartlett

President,

Chief Executive Officer