Form 10-K/A
period 2009-12-31
TRANSACT ENERGY CORP
filed 2010-11-17
CIK 1383394

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

List hereunder the following documents if incorporated by reference and the Part of the Form 10-K (e.g., Part I, Part II, etc.) into which the document is incorporated: (1) Any annual report to security holders; (2) Any proxy or information statement; and (3) Any prospectus filed pursuant to Rule 424(b) or (c) under the Securities Act of 1933. The listed documents should be clearly described for identification purposes (e.g., annual report to security holders for fiscal year ended December 24, 1980). None

Note:  This amendment is being filed to correct Footnote 5 – Note Payable in the audited financial statements. Regarding Note 5 (a), the Note is due and payable on March 31, 2010. The option to convert the entire principal amount was not extended but remained April 29, 2009. We are also correcting Footnote 11- Commitment. The compensation of $90,000 is for the contract period not annually as previously reported. The entire 10-K Annual Report is unchanged but for Footnote 5 (a) and Footnote 11 Commitment .

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

TRANSACT ENERGY CORP.

By: /s/ Roderick C. Bartlett	Chief Executive Officer, Chief Operating Officer	November 10, 2010
Roderick C. Bartlett

By /s/ Joseph F. Dickson	Chief Financial Officer, Corporate Secretary	November 5, 2010
Joseph F. Dickson

Pursuant to the requirements of the Securities Exchange Act of 1934, this amended report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By: /s/ Roderick C. Bartlett	Director	November 17, 2010
Roderick C. Bartlett

By /s/ Joseph F. Dickson	Director	November 17, 2010
Joseph F. Dickson

By: /s/ Henry Andrews	Director	November 17, 2010
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

As discussed in Note 13 to the financial statements, management has changed the wording and a date in Notes 5 and 11 to clarify and correct the disclosures.

/s/ PRITCHETT, SILER & HARDY, P.C.

PRITCHETT, SILER & HARDY, P.C.

Salt Lake City, Utah

March 26, 2010 , except for Notes 5, 11 and 13 as

To which the date is November 17, 2010

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

NOTE 5 – NOTES PAYABLE – RELATED PARTIES

a) The $10,000 convertible promissory note payable to a company with common ownership is unsecured, bears interest at 10% per annum and is due and payable on March 31, 2010. The payee had the option to convert the entire principal amount on or before April 29, 2009 into common shares of the Company based on a conversion rate of $.00345 per share and no interest was payable if the principal is converted to shares of the Company. The payee did not exercise its conversion option.

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

NOTE 11 – COMMITMENT

Effective October 1, 2009 through September 30, 2011, the Company entered into a compensation agreement with Shahhid Shafiq Vohra to assist the Company with business development in Asia for consideration of $90,000 for the contract period plus 100,000 common shares of the Company valued at $0.25 per share. The value of $25,000 regarding the unissued common shares has been reflected as a liability in the financial statements at this time.

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

NOTE 13 – FOOTNOTE CORRECTIONS

Footnote 5 to the financial statements has been corrected to disclose that the note payable is due and payable on March 31, 2010 but the option to convert the entire principal amount was not extended but remained April 29, 2009.  Footnote 11 has been corrected to indicate that compensation of $90,000 is for the contract period and not annually as previously disclosed.