Form 10-Q/A
period 2010-03-31
TRANSACT ENERGY CORP
filed 2010-11-17
CIK 1383394

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of March 31, 2010: 10,502,000

Note: This amendment is being filed to correct Footnote 5 – Note Payable in the interim financial statements. Regarding Note 5 (a), the Note is due and payable on March 31, 2010. The option to convert the entire principal amount was not extended but remained April 29, 2009.  We are also correcting Footnote 10- Commitment. The compensation of $90,000 is for the contract period not annually as previously reported. The entire 10-Q Report is unchanged but for Footnote 5 (a) and Footnote 10 Commitment.

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

NOTES TO INTERIM FINANCIAL STATEMENTS

MARCH 31, 2010

(Unaudited)

NOTE 5 – NOTES PAYABLE – RELATED PARTIES

a) The $10,000 convertible promissory note payable to a company with common ownership is unsecured, bears interest at 10% per annum and was due and payable on March 31, 2010. The payee had the option to convert the entire principal amount on or before April 29, 2009 into common shares of the Company based on a conversion rate of $.00345 per share and no interest was payable if the principal was converted in to shares of the Company.  The payee did not exercise its conversion option.

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

NOTE 12 – CORRECTIONS TO FOOTNOTES

Footnote 5 to the financial statements has been corrected to disclose that the note payable is due and payable on March 31, 2010 but the option to convert the entire principal amount was not extended but remained April 29, 2009.  Footnote 10 has been corrected to indicate that compensation of $90,000 is for the contract period and not annually as previously disclosed.

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

Date: November 17, 2010

By: /s/ Rod Bartlett

Rod Bartlett

President,

Chief Executive Officer