Form 10-Q/A
period 2010-06-30
TRANSACT ENERGY CORP
filed 2010-11-17
CIK 1383394

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

Note: This amendment is being filed to correct Footnote 6 – Note Payable in the interim financial statements. Regarding Note 6, the Note is due and payable on March 31, 2010.  The option to convert the entire principal amount was not extended but remained April 29, 2009. We are also correcting Footnote 11- Commitment. The compensation of $90,000 is for the contract period not annually as previously reported. The entire 10-Q Report is unchanged but for Footnote 6 and Footnote 11 Commitment.

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

TRANSACT ENERGY CORP.

[A Development Stage Company]

NOTES TO INTERIM FINANCIAL STATEMENTS

JUNE 30, 2010

(Unaudited)

NOTE 11 – COMMITMENTS

Effective October 1, 2009 through September 30, 2011, the Company entered into a compensation agreement with Shahhid Shafiq Vohra to assist the Company with business development globally for consideration of $90,000 for the contract period plus 100,000 common shares of the Company valued at $0.25 per share which were issued in July 2010. The value of $25,000 regarding the unissued common shares has been reflected as a liability in the financial statements at this time ( See Note 12).

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

NOTE 12 – SUBSEQUENT EVENTS

In July 2010 the Company issued common shares as follows:

- 25,000 common shares to a former officer of the Company pursuant to a management compensation agreement (See Note 9).

 - 100,000 common shares to a officer of the Company pursuant to a management compensation agreement (See Note 11).

 - 48,775 common shares to a officer of the Company pursuant to a compensation agreement (See Note 11).

 - 10,000 common shares pursuant to an investment banking broker agreement (See Note 11).

The Company has evaluated subsequent events from the balance sheet date through the date the financial statements were issued and determined there are no additional events to disclose.

NOTE 13 – FOOTNOTE CORRECTIONS

Footnote 6 to the financial statements has been corrected to disclose that the note payable is due and payable on March 31, 2010 but the option to convert the entire principal amount was not extended but remained April 29, 2009. Footnote 11 has been corrected to indicate that compensation of $90,000 is for the contract period and not annually as previously disclosed.

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