Form 10-Q
period 2010-09-30
TRANSACT ENERGY CORP
filed 2010-11-22
CIK 1383394

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

  X  .    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010.

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of November 17, 2010:  14,108,396

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

The accompanying financial statements have been prepared by the Company without audit.  In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at September 30, 2010 and 2009 and for the periods then ended have been made.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted.  It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s December 31, 2009 audited financial statements.  The results of operations for the periods ended September 30, 2010 and 2009 are not necessarily indicative of the operating results for the full year.

FINANCIAL STATEMENTS

TRANSACT ENERGY CORP.

[A Development Stage Company]

INTERIM  FINANCIAL STATEMENTS

SEPTEMBER  30, 2010

______________

(Unaudited)

TRANSACT ENERGY CORP.

 [A Development Stage Company]

(Unaudited)

CONTENTS

		PAGE
—	Interim Balance Sheets	5

—	Interim Statements of Operations	6

—	Interim Statements of Cash Flows	7

—	Notes to Interim Financial Statements	8 - 17

TRANSACT ENERGY CORP.
(A Development Stage Company)
__________________________
INTERIM BALANCE SHEETS

ASSETS

	(Unaudited)	(Audited)
	September 30,	December 31,
	2010	2009

Current Assets
Cash	$1,497	$3,800
Interest receivable	40,505	11,770
Loans receivable - related party	248,521	248,521
Prepaid expenses	566,334	-
Total Current Assets	856,857	264,091

Investment In Lease	12,684	12,684

Software, net	2,513	3,383

	$872,054	$280,158

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
Accounts payable	$99,066	$83,053
Accrued interest	17,507	3,094
Compensation payable	303,218	-
Note payable, net of discount	22,222	-
Notes payable - Related parties, net of discount	169,241	92,964
Total Current Liabilities	611,254	179,111

Stockholders' Equity
Preferred stock, $.001 par value,
10,000,000 shares authorized no shares issued and outstanding	-	-
Common Stock, $.001 par value,
100,000,000 shares authorized 11,795,263 (Dec 2009 - 10,502,000) shares issued and outstanding	11,795	10,502
Capital in excess of par value	1,089,558	370,699
Deficit accumulated during the development stage	(840,553)	(280,154)

Total Stockholders' Equity	260,800	101,047

	$872,054	$280,158

The accompanying notes are an integral part of these financial statements.

TRANSACT ENERGY CORP.
(A Development Stage Company)
__________________________
INTERIM STATEMENTS OF OPERATIONS

(Unaudited)

	Cumulative
	from inception	Three months	Nine months	Three months	Nine months
	March 15, 2006	ended	ended	ended	ended
	to September 30,	September 30,	September 30,	September 30,	September 30,
	2010	2010	2010	2009	2009

REVENUE	$-	$-	$-	$-	$-

EXPENSES
General and administrative	768,525	251,488	563,832	10,704	29,469
Unsuccessful lease purchases	18,673	-	-	-	-

Total Expenses	787,198	251,488	563,832	10,704	29,469

LOSS BEFORE OTHER INCOME (EXPENSE)	(787,198)	(251,488)	(563,832)	(10,704)	(29,469)

Interest income	40,505	9,578	28,735	8,973	8,973
Interest expense	(93,860)	(16,689)	(25,302)	(831)	(1,764)

LOSS FROM OPERATIONS
BEFORE INCOME TAXES	(840,553)	(258,599)	(560,399)	(2,562)	(22,260)

CURRENT TAX EXPENSE	-	-	-	-	-

DEFERRED TAX EXPENSE	-	-	-	-	-

NET LOSS	$(840,553)	$(258,599)	$(560,399)	$(2,562)	$(22,260)

LOSS PER COMMON SHARE		$(0.02)	$(0.05)	$(0.00)	$(0.00)

The accompanying notes are an integral part of these financial statements.

TRANSACT ENERGY CORP.
(A Development Stage Company)
__________________________
INTERIM STATEMENTS OF CASH FLOWS
(Unaudited)

	Cumulative
	from inception	Nine months	Nine months
	March 15, 2006 to	ended	ended
	September 30,	September 30,	September 30,
	2010	2010	2009
Cash Flows From Operating Activities:
Net loss for the period	$(840,553)	$(560,399)	$(22,260)
Adjustments to reconcile net loss to cash used by
operating activities:
Stock issued for services	690,486	690,486	-
Amortization	967	870	-
Interest expense from beneficial conversion
feature on notes payable	76,352	10,888	-
Change in assets and liabilities:
Increase in interest receivable	(40,505)	(28,735)	(8,973)
Increase in prepaid expenses	(566,334)	(566,334)	-
Increase (decrease) in accounts payable	99,066	16,013	(16,160)
Increase in compensation payable	303,218	303,218	-
Increase in accrued interest	17,507	14,413	1,610
Net Cash (used) by Operating Activities	(259,796)	(119,580)	(45,783)

Cash Flows From Investing Activities:
Acquisition of oil and gas leases	(12,684)	-	(206)
Purchase of software	(3,480)	-	-
Issuance of loans receivable	(263,521)	-	-
Proceeds from loans receivable	15,000	-	(239,520)
Net Cash (Used) by Investing Activities	(264,685)	-	(239,726)

Cash Flows From Financing Activities:
Proceeds from common stock issuance	329,000	-	275,500
Stock offering costs	(13,263)	-	(4,110)
Proceeds from notes payable	210,241	117,277	17,500
Net Cash Provided by Financing Activities	525,978	117,277	288,890

Net Increase (Decrease) in Cash	1,497	(2,303)	3,381

Cash at Beginning of Period	-	3,800	6,326

Cash at End of Period	$1,497	$1,497	$9,707

Supplemental Disclosures of Cash Flow Information:
Cash paid during the period for:
Interest	$-	$-	$-
Income taxes	$-	$-	$-

Supplemental Schedule of Noncash Investing and Financing Activities:
For the nine month period ended September 30, 2010 and 2009:
Shares issued for services	$690,486	$690,486	$-

The Company increased Capital in excess of par value by $ 29,667 as a result of a beneficial conversion feature on notes payable during 2010

The accompanying notes are an integral part of these financial statements.

TRANSACT ENERGY CORP.

[A Development Stage Company]

NOTES TO INTERIM FINANCIAL STATEMENTS

SEPTEMBER  30, 2010

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

Interim Condensed Financial Statements - The accompanying interim financial statements have been prepared by the Company without audit.  In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at  September  30, 2010 and 2009 and for the periods then ended have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted.  It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s December 31, 2009 audited financial statements.  The results of operations for the periods ended September 30, 2010 and 2009 are not necessarily indicative of the operating results for the full year.

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

The Company has no tax positions at September 30, 2010 and 2009 for which the ultimate deductibility is highly certain but for which there is uncertainty about the timing of such deductibility.

TRANSACT ENERGY CORP.

[A Development Stage Company]

NOTES TO INTERIM FINANCIAL STATEMENTS

SEPTEMBER 30, 2010

(Unaudited)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Income Taxes – Cont’d

The Company recognizes interest accrued related to unrecognized tax benefits in interest expense and penalties in operating expenses.  During the periods ended September 30, 2010 and 2009   and  years ended December 31, 2009 and 2008, the Company recognized no interest and penalties.  The Company had no accruals for interest and penalties at September 30, 2010 and 2009.

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

Recently Enacted Accounting Standards – In September 2009 the FASB established the Accounting Standards Codification (“Codification” or “ASC”) as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in accordance with generally accepted accounting principles in the United States (“GAAP”).  Rules and interpretive releases of the Securities and Exchange Commission (“SEC”) issued under authority of federal securities laws are also sources of GAAP for SEC registrants.  Existing GAAP was not intended to be changed as a result of the Codification, and accordingly the change did not impact our financial statements.  The ASC does change the way the guidance is organized and presented.

Accounting Standards Update (“ASU”) ASU No. 2009-05 (ASC Topic 820), which amends Fair Value Measurements and Disclosures – Overall, ASU No. 2009-13 (ASC Topic 605),

Multiple-Deliverable Revenue Arrangements, ASU No. 2009-14 (ASC Topic 985), Certain Revenue Arrangements that include Software Elements, and various other ASU’s No. 2009-2 through ASU No. 2010-26 which contain technical corrections to existing guidance or affect guidance to specialized industries or entities were recently issued.  These updates have no current applicability to the Company or their effect on the financial statements would not have been significant.

TRANSACT ENERGY CORP.

[A Development Stage Company]

NOTES TO INTERIM FINANCIAL STATEMENTS

SEPTEMBER  30, 2010

(Unaudited)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

NOTE 2 – LOANS RECEIVABLE – RELATED PARTY

The $12,000, $5,000, $7,000, $212,000 and $12,521 loans receivable from a company  whose sole shareholder holds less than 10% in Transact,  are unsecured and are  due on November 1, November 10,  November 29, December 6 and December 6, 2010 respectively. The loans are secured by certain assets and equipment of the company  and bear interest at rates between 15%  and 18% per annum   for  the  terms of  the  loans. At  September 30, 2010 and  December 31, 2009 Interest receivable was $40,505 and $ 11,770 respectively. The $12,000 and $5,000 notes due on November 1 and November 10, 2010 have not been granted an extension and are in default.

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

NOTE 4 -  SOFTWARE

		Accumulated	Net Book Value
	Cost	Amortization	September 30, 2010	December 31, 2009

Software	$3,480	$967	$2,513	$3,383

TRANSACT ENERGY CORP.

[A Development Stage Company]

NOTES TO INTERIM FINANCIAL STATEMENTS

SEPTEMBER  30, 2010

(Unaudited)

NOTE 5 – NOTE PAYABLE

The $ 40,000 convertible promissory note bears interest at 8% per annum and is due and payable on March 11, 2011. The holder has the option to convert the entire principal amount on or before March 11, 2011 into common shares of the Company based on a conversion rate of 60% of the Market Price being the average of the lowest three trading prices over the past ten days prior to the conversion. At no time may the holder convert  into an amount of shares which would result in the holder and its affiliates to beneficially own more than 4.99% of the outstanding shares of common stock. No shares have been  converted for the period ended September 30, 2010. Accrued interest for the note at September 30, 2010 was $ 990.  A beneficial conversion feature of $26,667 has been recorded as a discount to the note with an offset to additional paid in capital. The discount will be amortized over the life of the note. Amortization expense for nine months ended September 30, 2010 was  $8,888. At  September 30, 2010  the remaining unamortized discount was $ 17,778.

NOTE 6 – NOTES PAYABLE – RELATED PARTIES

a)  The $10,000 convertible promissory note payable to a company whose shareholders hold less than 10% in Transact is unsecured, bears interest at 10% per annum and was due and payable on March 31, 2010. The payee had the option to convert the entire principal amount on or before April 21, 2009 into common shares of the Company based on a conversion rate of $.00345 per share and no interest was payable if the principal is converted to shares of the Company. The payee did not exercise its conversion option. The note is currently outstanding and in default.

b)  The $17,500 promissory note payable to a company whose shareholders hold less than 10% in Transact  is unsecured, bears interest at 10% per annum and is due on demand.

c)  The $12,000, $5,000, $7,000 and  $41,464 promissory notes payable to an officer      and shareholder are secured by certain assets and equipment of the Company, bear interest at 18% per annum and are due on  November 1, November 10, November 29, and December 30, 2010 respectively. The notes are convertible into common stock  at $.01 per share at the option of the note holder. In November 2010 1,997,222 shares were issued pursuant to this conversion option. (See  Note 12). A beneficial conversion feature was recorded in the amount of $65,464 and charged to interest expense during 2009.

TRANSACT ENERGY CORP.

[A Development Stage Company]

NOTES TO INTERIM FINANCIAL STATEMENTS

SEPTEMBER 30, 2010

(Unaudited)

NOTE 6 – NOTES PAYABLE – RELATED PARTIES (CONTINUED)

d)  Promissory notes payable totaling $ 74,277 to an officer and shareholder are secured by certain assets and equipment of the Company and  bear interest at 8% and 10% per annum and are due on demand.

e)  A $3,000 promissory note payable to a former officer is secured by certain assets and equipment of the Company and bears interest at 8% per annum and is due on demand. A beneficial conversion feature of $ 3,000 has been recorded as a discount to the note with an offset to additional paid in capital. The discount will be amortized over the life of the note. Amortization expense for nine months ended September 30, 2010 was $ 2,000. At September 30, 2010 the remaining unamortized discount was $ 1,000.

Accrued interest for the notes at September 30, 2010 was $ 16,516 and at December  31, 2009 was  $3,094.

NOTE 7 - CAPITAL STOCK

Preferred Stock - The Company has authorized 10,000,000 shares of preferred stock, $.001 par value, with such rights, preferences and designations and to be issued in such series as determined by the Board of Directors.  No shares are issued and outstanding at September  30, 2010.

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

On July 6, 2010, the Company issued 125,000 common shares in exchange for consulting services at a value of $ .50 per share.

TRANSACT ENERGY CORP.

[A Development Stage Company]

NOTES TO INTERIM FINANCIAL STATEMENTS

SEPTEMBER  30, 2010

(Unaudited)

NOTE 7 - CAPITAL STOCK  (CONTINUED)

On July 6, 2010, the Company issued 48,775 common shares in exchange for consulting services at a value of $ 1.39 per share.

On July 6, 2010, the Company issued 10,000 common shares in exchange for consulting services at a value of $ .55 per share.

During September 2010, the Company issued 1,109,488 shares of its previously authorized, but unissued common stock for consulting services at a value of $.50 per share.

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

NOTE 9 - RELATED PARTY TRANSACTIONS

Management Compensation -  For the nine month period ended September 30, 2010 the Company has paid $ 45,000 and accrued $60,000 of compensation to officers of the Company (see Note 11). In July 2010 the Company issued 25,000 shares of common stock to a former officer valued at $ 12,500. The Company also accrued to this former officer consulting fees of $13,021 at September 2010. (See Notes  11, 12).

The Company has also accrued executive compensation of $187,500 to the President of the Company  for the nine month period ended September 30, 2010   (See Note 11) .

Office Space - The Company shared office space with a related company of an officer/shareholder on a month to month basis to June 30, 2010. Effective July 1, 2010 the Company committed to an office lease (see Note 11), and agreed to sub-lease a portion to a related party for  $2,500 per month. As of September 30, 2010 the Company had a net payable of $ 8,191 for the use of telephone, fax and office equipment.

       (See also Notes 2 and 6)

TRANSACT ENERGY CORP.

[A Development Stage Company]

NOTES TO INTERIM FINANCIAL STATEMENTS

SEPTEMBER 30, 2010

(Unaudited)

NOTE 10 - LOSS PER SHARE

The following data show the amounts used in computing loss per share for the periods presented:

	Three months	Nine months	Three months	Nine months
	ended	ended	ended	ended
	September 30,	September 30,	September 30,	September 30,
	2010	2010	2009	2009

Loss available to common shareholders (numerator)	$(258,599)	$(560,399)	$(2,562)	$(22,260)

Weighted average number of common shares outstanding during the period used in loss per share (denominator)	10,830,565	10, 612,725	9,400,000	9, 400,000

Dilutive loss per share was not presented, as the Company had no common equivalent shares for all periods presented that would affect the computation of diluted loss per share.

NOTE 11 – COMMITMENTS

Compensation agreement - Effective October 1, 2009 through September 30, 2011, the Company entered into a compensation agreement with Shahhid Shafiq Vohra to assist the Company with business development globally  for consideration of $90,000 for the contract period to be paid over 12 months plus  100,000 common shares of the Company valued at $0.50 per share which were issued in July 2010.

Compensation agreement - During January 2010 the Company entered into an agreement with an outside consultant to serve as the Chief Financial Officer of the Company through December 31, 2010 with continuing one month extensions until cancelled. Compensation for the services will be $12,500 per month and is payable in common stock of the Company until such time as the Company secures its first $500,000. In July 2010 the Company issued 48,775 common shares to satisfy this compensation agreement for the months of January to June 2010 valued at $ 67,742. Compensation for the period July to September 2010 has been accrued as a liability in the amount of $37,500.

TRANSACT ENERGY CORP.

[A Development Stage Company]

NOTES TO INTERIM FINANCIAL STATEMENTS

SEPTEMBER 30, 2010

(Unaudited)

NOTE 11 – COMMITMENTS  (CONTINUED)

Lease agreement - The  Company is committed to  a  three  year lease  for office space   which  commences July 1, 2010 and expires  on June 30, 2013. The annual minimum lease payments over this three year period for this office space are   $8,888 per month plus common area costs and Harmonized Sales Tax. The Company has also agreed to sub-lease a portion to a related party for  $2,500 per month.

Financing agreement - In April 2010 the Company entered into an investment banking agreement to arrange funding of not less than $6,000,000 through the sale of common shares of the Company.  The Company has agreed to pay a fee in the amount of $50,000 of which $15,000 was paid and still held  in escrow, to be disbursed  for third party due diligence expenses  according to the terms of the agreement. Under the terms of the agreement the Company has also agreed to pay a fee of not less than 2% of the monies obtained as a loan and 8% of the monies obtained via equity investors. The balance of $35,000 is to be paid as the due diligence process proceeds.

Financing agreement - In May  2010 the Company also entered into a financing brokerage agreement where the broker introduced potential investors up to November 11, 2010. As a retainer for their services the Company issued in July 2010, 10,000 common shares valued at $.55 per share   and agreed to pay 8% on funds raised. To date cash compensation of $3,200 was been paid for $40,000 raised as a convertible debenture during the period ended September  30, 2010.

Compensation agreement - In February  2010, the Board of Directors of TransAct Energy appointed Rod Bartlett as the new President, Chief Executive Officer and as an independent director. The Agreement pays an annual base salary of $250,000 of which $187,500 has been accrued to date, with a cash bonus annually based on 5% of EBITDA and a stock bonus formulated around the return on invested capital where the  issued and outstanding stock of the Company times the rate of return divided by ten will equate to the stock issued.

Consulting agreement - On July 15, 2010 the Company entered into an agreement with a former officer to provide consulting services for an agreed amount of $ 50,000 to July 14, 2011. Compensation of these services will be the issuance of 125,000 common shares which has been accrued as a $ 13,021 liability at September 30, 2010.

TRANSACT ENERGY CORP.

[A Development Stage Company]

NOTES TO INTERIM FINANCIAL STATEMENTS

SEPTEMBER 30, 2010

(Unaudited)

NOTE 11 – COMMITMENTS  (CONTINUED)

Administration agreement - Effective July 1, 2010 the Company entered into an office administration compensation agreement for one year to June 30, 2011. The terms of this agreement is a salary of $42,000 per annum and the issuance of 50,000 common shares which has been accrued as a $ 25,000 liability  at September 30, 2010.

Consulting agreement - Pursuant to an agreement dated September 15, 2010 the Company entered into a strategic and financial consulting agreement to assist the Company in its current financing activities. As an engagement fee for their services, the consultant is to receive 1,000,000 free trading common shares valued at $0.50 per share. An additional bonus fee of 250,000 common shares will be issued at the end of this 90 day term provided a certain average daily trading volume of the Company’s shares is achieved and the trading volume during this term is equal to or greater than 3,000,000 shares. A finder’s fee of 2% will also be paid for funds raised via debt instruments, 8% for any equity instruments and 1% for any non-financing transaction that has a material benefit as defined under GAAP.

In order to facilitate the terms of this agreement the Company by way of special resolution identified certain shareholders of the Company that had sufficient unrestricted common shares and agreed to replace the unrestricted shares with restricted common shares plus an incentive of an additional 10% of bonus shares. In September 2010 the Company issued 1,109,488 common shares, including 100,863 bonus shares, valued at $.50 per share which has been reflected as a prepaid expense as at September 30, 2010 until the consultant proceeds with their services.

Consulting agreement - On April 15, 2010 the Company entered into a consulting agreement. Compensation of these services will be the issuance of 50,000 common shares which has been accrued as a $ 25,000 liability  at September 30, 2010.

NOTE 12 – SUBSEQUENT EVENTS

Pursuant to an agreement dated October 5, 2010 the Company issued a $40,000 convertible promissory note payable to a company whose shareholders hold less than 10% in Transact. The convertible note is unsecured, bears interest at 8 % per annum and is due and payable on July 7, 2011. The holder has the option to convert the entire principal amount on or before July 7, 2011 into common shares of the Company based on a conversion rate of 60% of the Market Price being the average of the lowest three trading prices over the past ten days prior to the conversion. At no time may the holder convert  into an amount of shares which would result in the holder and its affiliates to beneficially own more than 4.99% of the outstanding shares of common stock.

TRANSACT ENERGY CORP.

[A Development Stage Company]

NOTES TO INTERIM FINANCIAL STATEMENTS

SEPTEMBER 30, 2010

(Unaudited)

NOTE 12 – SUBSEQUENT EVENTS  (CONTINUED)

On October 22, 2010 the Company entered into a collaboration agreement to license, sell and distribute certain fuel cell technology in India. The purchase price for the distribution rights is as follows:

i)

50% of the purchase price ($ 5 million)  to be paid within 30 days after October 22, 2010;

ii)

25% of the purchase price ($ 2.5 million)  to be paid on or before January 1, 2011;

iii)

25% of the purchase price ($ 2.5 million)  to be paid on or before January 1, 2012;

If bona fide purchase orders of 10,000 or more are attained on or before January 1, 2012 and completed on or before January 1, 2013, the distributions rights fee will be waived. The agreement also provides for an option to acquire a license to manufacture, sell and distribute products in India for $ 15,000,000.

In November 2010 the Company issued common shares as follows:

-  50,000 common shares to an employee of the Company pursuant to a office administration compensation agreement  (See Note 11).

-  50,000 common shares pursuant to a consulting agreement  (See Note 11).

-  125,000 common shares to a former officer of the Company pursuant to a compensation agreement  (See Note 11).

-  90,909 common shares to the  Chief Financial Officer pursuant to a compensation agreement  (See Note 11).

-  1,997,222 common shares  were issued to an officer and shareholder of the Company pursuant to a convertible option of certain promissory notes in the amounts of $12,000 and $5,000 plus accrued interest of $ 2,077.15 ( See Note 6).

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

OUR BUSINESS

Our business is intended to be the development, production, management and conservation of electricity from sustainable electricity projects. Our focus is energy produced from geothermal, solar and biomass. Our power conservation technologies are centered on technology innovations including hydrogen fuel cells and low temperature geothermal. The current global markets we are involved in include Brazil, Canada, India, Indonesia, Iraq, Kingdom of Saudi Arabia (“KSA”), Pakistan and Vietnam.

TransAct Energy Corp. (TEGY) is a registered public company, incorporated in Nevada in 2006, currently traded on the Over the Counter Bulletin Board (OTCBB). We received our DTC eligibility in May 2010. Our corporate offices are located in San Antonio, Texas, USA with a satellite office in Vancouver, British Columbia, Canada.

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

The geothermal power projects use steam turbines to generate electricity and although some of the technology is modified for the source of the steam the general concept of power production is similar for fossil fuel based power-plants i.e. steam turbines. As a result TransAct has taken the approach in some markets of working to secure a fossil fuel based power-project in order to enter the market with two caveats i) the fossil-fuel power plant is designed/operated utilizing the lowest-emission technologies possible ii) we get to build/operate sustainable energy power projects in that same market.

In addition to the geothermal technology TEGY has secured the rights for the manufacturing and distribution of a proprietary photovoltaic solar technology for all of south and west Asia. There are no material obligations under the agreement until we build a production facility under the SOS license granted in the agreement. This technology is expected to be mass produced at a cost of $0.70 USD per watt or less, a new milestone in this sector. The solar module produced using this technology is reported to have the flexibility of greater solar conversion efficiencies than other existing photovoltaic technologies. This combination of low production cost and higher efficiency will allow TEGY to compete if not dominate in its markets. We are committed subject to funding to build a plant in India to produce solar panels and other custom applications from this technology. As a result we have been asked to quote on several solar projects using our modules in India.

As part of our business strategy to integrate sustainable energy technologies into complete energy solutions we have secured a distribution license from Altergy Systems for their  Freedom Power™ products. In the agreement we committed to a $10 Million Dollar licensing fee to distribute the Altergy Systems, Freedom Power products in India. The fee is to be paid in full by January 2012 and may be offset by securing a bona fide’ purchase order for 10,000 Altergy telecom backup power systems (please see exhibit “A”). The Altergy system is focused in telecom backup/un-interrupted power supply using mass produced hydrogen fuel cells. TransAct intends to supply the Freedom Power™ product into the Indian market initially, with a long term plan to manufacture the technology under our own brand.

With the fuel cell, solar photovoltaic and low/high temperature geothermal technologies, TransAct is positioned to address sustainable power production in its target markets.

PLAN OF OPERATION

We will continue through the 4th quarter to negotiate power projects and their associated power purchase agreements (PPA) primarily in South and West Asia. Based on the strength of the PPA, we anticipate financing will be obtained against the future guaranteed revenue stream.  We expect any equity required in the power projects will be sourced through private placements and joint venture agreements specific to each project.

Working to establish our solar production facility with two production lines is a priority to the end of the year. The first solar product orders are awaiting client letters of credit to initiate fulfillment. We will continue to make quotes on solar farms as the projects present themselves.

With the Altergy Systems, Freedom Power™ we are and intend to continue through an Indian sales team to aggressively target the telecom tower market in India looking to establish the Altergy technology as the solution for backup/un-interrupted power before the end of 2010.

We intend to continue our efforts to communicate the Company’s mission to would be investors, financiers and existing shareholders through our website, press releases, interviews and direct meetings with the stock brokerage community.

SUBSEQUENT EVENTS

On November 12th, 2010 the board of directors accepted the resignation of Director Henry Andrews. On November 15th 2010 Mr. Des Biali consented to sit on the board and the board of directors appointed Mr. Des Biali to the board of directors. Mr. Biali (B.Sc. Electrical Engineering, P.Eng.) has been a long standing advisor to TransAct.  Des Biali has owned and operated DB Systems Inc. for the past 20 years. Prior to this, he was an Engineering Consultant with R.J. Wong and Associates Ltd., responsible for detailed engineering, design, and construction supervision of major electrical projects. Mr. Biali has a degree in engineering, post graduate training in advanced control systems from the University of Saskatchewan, Canada and is a licensed member of the Association of Professional Engineers in British Columbia and Saskatchewan, Canada.

RESULTS OF OPERATIONS

During the three months ended September 30, 2010, the Company has engaged in no significant operations other than maintaining its reporting status with the SEC.

Results of Operations – Three Months Ended September 30, 2010 Compared to the Three Months Ended September 30, 2009

No revenues were received by the Company during the three months ended September 30, 2010 or 2009.  Our general and administrative expenses were $251,488 for the three months ended September 30, 2010 compared to $10,704 for the same period in 2009.

Results of Operations for the Nine Months Ended September 30, 2010 Compared to The Nine Months Ended September 30 2009

We did not generate any revenue from January 1, 2010 to September 30, 2010 as was the same for the nine month period in 2009. For the nine months ended September 30, 2010 our expenses were $563,832compared to $29,469 for the same period in 2009. Expenses consisted of professional fees, administrative and management fees and miscellaneous expenses.  The main difference between the two periods was management compensation which was nil for the period ending 2009 and $292,500 for the period ending September 2010.   Consulting fees were $115,116 for the period with no fees reported in 2009.  Travel/ Meeting expenses climbed to $25,350 versus $546 for the previous year first 9 months of 2009. As a result, we have reported a net loss of $(560,399) for the period ended September 30, 2010. Our total net loss from January 1, 2009 through September 30, 2009 was $(22,260)

Stock-Based Compensation Costs

Stock-based compensation was $157,846  for the period ended September 30, 2010. There was no stock based compensation from the same period in 2009. The stocks are a part of our executive compensation plan, and are issued to obtain, retain and motivate our directors, executives and employees.

LIQUIDITY AND CAPITAL RESOURCES

As of September 30, 2010, we have $1,497 in cash, $12,684 investment in oil and gas lease, interest receivable of $40,505, and loans receivable of $248,521. Our current liabilities consist of accounts payable in the amount of $99,066 and notes payable, net of discount of $191,463 with accrued interest of $17,507, and compensation payable of $303,218.

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

The Company will need to raise significant capital over the next year and as such will need additional financing some of which will need to be done by way of selling equity in the Company. Depending on the market price and the terms that can be negotiated this will result in the dilution of current shareholders of the Company’s stock.

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rules 13a-15(e) and 15d-15(e) promulgated under the Exchange Act. Based on this evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were effective at a reasonable assurance level as of September 30, 2010, the end of the period covered by this report.

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

PART II – OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.

No legal proceedings other than those mentioned below are threatened or pending against TransAct Energy Corp. or any of our officers or directors.  Further, none of our officers, directors or affiliates are parties against TransAct Energy Corp., or have any material interests in actions that are adverse to our own.

Transact delivered payment in full to Terra Energy Corp. for a debt in the amount of $10,000.00.  Terra refused to accept the payment and demanded that its debt be converted into Transact shares.  Transact has not converted the debt and Terra has threatened to commence legal proceedings.  Transact is of the view that Terra’s demand for conversion is unenforceable.

No complaints have been filed against the Company.  The Company intends to vigorously defend its position should a complaint be filed.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

The Company did not sell or issue any securities during the period covered by this report.

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES.

None

ITEM 4.   REMOVED AND RESERVED

None.

ITEM 5.   OTHER INFORMATION.

None

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K.

(a)  Exhibits

Copies of the following documents are included as exhibits to this report pursuant to Item 601 of Regulation S-K.

Exhibit No.	Title of Document	Location
10	Material Contract	Attached
31.1	Certification of the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Attached
31.2	Certification of the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Attached
32.1	Certification of the Principal Executive Officer pursuant to U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*	Attached
32.2	Certification of the Principal Financial Officer pursuant to U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*	Attached

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

Date: November 22, 2010

By: /s/ Rod Bartlett

Rod Bartlett

President,

Chief Executive Officer