Form 10-K
period 2010-12-31
TRANSACT ENERGY CORP
filed 2011-04-15
CIK 1383394

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

(Mark One)

FORM 10-K

 X . ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2010

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).      . Yes  X . No

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter. On June 30th, 2010 the aggregate market value of the voting stock of Transact Energy Corp. held by non-affiliates of the registrant was -$12,350,402.40

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date: As of March 31, 2011 we had issued and outstanding 20,956,930 shares common stock, $.001 par value

APPLICABLE ONLY TO REGISTRANTS INVOLVED IN BANKRUPTCY

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

The Company's current corporate structure results from the issuance of founding shares equal to nine million four hundred thousand (9,400,000) , an initial public offering (IPO) of one million one hundred and two thousand shares (1,102,000) at twenty-five cents ($0.25) and  nine million four hundred and sixty two thousand six hundred and fifty three shares (9,462,653) shares for operations (including consulting, management and debt settlement). .

The Company was originally formed to manage energy related assets and has expanded its scope to power production. The Company incorporates new technologies to provide sustainable energy at power production cost parity.

Our financial statements are stated in United States Dollars (US$) and are prepared in accordance with United States Generally Accepted Accounting Principles (U.S. GAAP).

In this annual report, unless otherwise specified, all dollar amounts are expressed in United States dollars and all references to "common shares" refer to the common shares in our capital stock.

Item 1. Business.

Our History and Business

We formed as a Nevada corporation on March 15, 2006 as TransAct Energy Corp. Although our business plan called for the securing and managing of any energy leasehold, the Company focused on securing producing and non-producing oil and gas leases in Alberta, Canada. On September 7, 2006 we acquired a one hundred percent (100%) interest in a Petroleum and Natural Gas Lease, from the province of Alberta, Canada for twelve thousand and fifty-one dollars ($12,051), the MedHat Project. We did not develop this resource. We looked to expand our holdings in Alberta through acquisitions and joint ventures for the following two years. We have since allowed this lease to lapse.

A distinct trend appeared in the energy sector supporting sustainable energies. About the same time in late 2008 the Company was introduced to Dr. Mory Gomshei one of the world’s leading geothermal experts and two of his geothermal power (using superheated water from the earth to turn turbines) projects in British Columbia, Canada. The acquisition, resource evaluation, exploration process and administration for geothermal are very similar and in many jurisdictions come under the petroleum sector. We worked with independent companies Aqua Terra Power and Aqua Terra Geothermal through the balance of 2009 on the two geothermal power projects in British Columbia. Other than lending Aqua Terra funds no formal arrangement was entered into pending them securing drill permits on the two projects.

TransAct in mid-2009 started introducing the concept of geothermal power to markets in Western and South Asia with the plan to enter joint venture relationships to develop geothermal power projects in these areas. To enter these markets as a power producer the Company found it strategic to develop traditional carbon fuelled power projects in addition After discussions with the Republic of Iraq regarding geothermal opportunities in Northern Iraq, the Company, together with Spectrum Energy Project Investments (a UAE power company), submitted applications to the Basra Investment Commission to develop/manage three natural gas power plants. These multi-billion dollar projects come with long-term power purchase agreements (PPA) and sovereign guarantees and our application through Spectrum was shortlisted. We were unsuccessful in completing our acquisition of 50% of Spectrum and the initial offering lapsed.

On August 31, 2009, TransAct Energy completed and closed its initial public offering at twenty-five cents ($0.25) per share selling one million one hundred and two thousand shares (1,102,000) for a total capital raise of two-hundred and seventy four thousand three hundred and ninety-eight dollars ($274,398 USD). The majority of these funds were placed with Aqua Terra Power as convertible notes to secure and develop 4 geothermal leases in British Columbia, Canada; the balance was used to pay the costs of the offering and a small amount went to working capital.

The Company was approved for listing on the OTCBB in December 2009 and received the trading symbol “TEGY.”

Throughout 2010 we laid the ground work for large power projects in South Europe, Asia and  Africa; smaller projects for solar and hydrogen fuel cells specifically in India.  We worked to secure markets for geothermal, new solar photo-voltaic and hydrogen fuel cell generators.

Joint development agreement negotiations took place in December 2010 clearing the way for Transact to enter into one major project in South East Asia in 2011; the Company concluded the year negotiating capital to fund its first quarter operating budget.

Business Strategy

The Company works to secure long term power projects under build own operate (“BOO”) schemes that have guaranteed revenues. These long term projects will provide the foundation for the Company’s future earnings.  To secure these projects we have been building relationships in high power deficit countries where projects can attract international funding and underwriting. Joint Venture relationships are formed with local partners, international contractors and engineers to facilitate a sustainable project with limited environmental impact.

To further enhance the Company’s ability to access markets the Company identifies and secures technologies that are used in sustainable power generation. By incorporating technologies that utilize energy more efficiently we are able to generate more power with less energy impact and with potentially greater profit (see Figure 1 for current levelized costs).  TransAct’s relationships with three different companies in solar, wind, geothermal and thermal power production technologies could provide us with lower levelized costs across the board  providing significant competitive advantages.

To execute our strategy the Company continues to broaden its team bringing on key individuals and consultants. January 1, 2011 the Company brought on our new CFO, Simon Thomas a specialist in Project Financing.  Anticipating the need by the second quarter of 2011 we have identified a suitable comptroller.  Dr. Mory Ghomshei, who heads up our Power Development, has selected several Project and Operating Managers to oversee specific projects in concert with international engineering firms we have signed working memorandums with.

In terms of project financing the Company has conditional expressions of interest to finance its first projects and will continue to develop project financing relationships with key banks, individuals and underwriters. The Company is also developing funding sources that will take out the construction debt/equity structures upon power plant commissioning; in order that the funder may secure ten to fifteen year guaranteed revenue streams. This will allow TransAct and its joint venture partners to move their funds into other projects on an ongoing basis.

As a lateral extension to the Company’s core business of producing electricity, the Company intends on establishing joint venture relationships to manufacture its secured technologies.  By controlling the supply chain of our own technologies we are able to secure joint venture relationships for solar and wind farms that are already through the licensing process.

Markets and Customers

Greece: As a member of the EU Greece is required to have a certain amount of its energy derived from renewable sources. There are significant opportunities in geothermal, wind and solar power. Current estimates exceed 500MW of geothermal power with 25% capital costs subsidies from the government. Transact has entered preliminary discussions with one of Greece’s main power producers to develop a geothermal power project in Greece.  A smaller Greek solar panel producer is prepared to incorporate the TransAct low-cost solar thin film into their projects.

India; Backup power has historically been provided by diesel generators in India. In recent years the government of India has mandated a serious reduction in carbon emissions and users of diesel gen-sets are being forced to look at alternatives. Emergency backup power is used in hospitals, law enforcement, military, perishable food processors and telecommunications as well as in many other industries. In 2010 we introduced hydrogen fuel cell generators as a solution to the cell-phone tower industry and this has been endorsed by the Ministry of Energy in India where we are supplying the Altergy Freedom Power system in India for initial beta site testing.  Arrangements are under way to ship the first unit.

We introduced a low-cost to manufacture solar photovoltaic technology to several solar farm license holders in the Indian marketplace in 2010. Now we are working to establish manufacturing of these panels in India for the Indian market and for export out of India. The Indian government has mandated very significant power production (20,000 MW) from solar by 2020.

Significant percentages of the rural population of India are off the grid and in need of economical localized power generation. We have met with agencies that have made arrangements for capitalizing these localized power sources. We are currently working with our science and engineering groups to develop a standardized, serviceable and affordable solution combining technologies available to us.

Pakistan: Pakistan’s Vision 2025 targets a long-term capacity increase of around 35,000 MW by the year 2025. A proposed 15,000 MW joint venture over 15 years is in discussion with the resource owners as part of our long-term development strategy provided we are able to incorporate our clean coal technologies.

Mozambique: Many of its neighbouring countries have power deficits and Mozambique has become a net exporter although many of its own rural citizens are off the grid. Through our consultants we were invited to submit on a 3000MW power-plant and have been invited to meet with government to further this mission.

South Africa: South Africa has a huge need for more base power (2000 MW Deficit). Through a South African consultant and a strategic power infrastructure partner we have submitted on and been requested to meet with government on a specific 1500MW project.

South East Asia: We have contracted with a Singapore consulting group to secure a power project (1000MW or larger) in SE Asia and have been introduced to a potential joint venture project in the area. Negotiations have been underway since the middle of last year and we have developed the framework for the joint development of a significant power plant subject to TransAct raising the  funding.

Tanzania: Tanzania is one of the fastest growing economies in Africa hampered only by the lack of power caused by recent droughts. The country has great power opportunities in geothermal, solar and wind and with our relationships on the ground in Tanzania we expect to develop projects there in the near-term.

Employees

At December 31, 2010, the Company has a CEO, CFO and VP Power Engineering under contract with one administrator as a salaried employee.   All others are employed as consultants on a demand basis.

The Company did not experience any labour disputes or labour stoppages during the current fiscal year.

Principal Products

The Company’s product is clean electricity and the technologies that go into it. The power plants that produce the electricity range from individual hydrogen fuel cell generators to large scale thousand of megawatt carbon fuelled boilers.

Altergy “Freedom Power” TM : We are representing the Altergy “Freedom PowerTM” hydrogen fuel cell generator designed for back-up/uninterrupted power into India. The Freedom Power TM is a fully scalable system that’s combined capital and operating costs are lower than any other existing systems using diesel, wind or solar generators in combination with battery storage.  It is a perfect solution to provide electricity to essential services during power outages and to remote locations off the grid.

Solar One Solutions (Indigo Solar): TransAct is working with Solar One to promote the Indigo thin film photovoltaic solar technology into India and surrounding area. The key benefit being it’s less than $0.70 per watt manufacturing system. The Company is in the process of packaging the manufacturing equipment for a plant in India.

Geothermal: Our head of power engineering Dr. Mory Ghomshei is a global specialist in geothermal power generation with several proprietary geothermal technologies to his credit. We directly promote geothermal power as a product.  Most countries that have this resource within their borders wish to develop it, as in the case of India, Greece and Tanzania.

Thermal power from traditional sources of energy such as coal, oil,  biomass (garbage, plant material) or bio-fuel all burn carbon molecules to produce electricity, creating the most efficient burn of the energy source with the least amount of non-usable by-products. TransAct is selling thermal power plants that incorporate clean technologies that enhance the fuel, burn more efficiently, isolate and strip out potential toxins for other uses.

Wind: TransAct has stayed out of wind power generation in anticipation of a non-subsidized technology. If the technology we have identified turns out to be commercially viable we expect to sell electricity from wind turbines at parity within the next year.

Sources and Availability of Raw Materials

The power projects contemplated by TransAct rely on a variety of materials. Where possible we look to ensure that the supply chain of raw materials required in the project will be available over the life of the project. Where the raw material is the fuel source, such as in the case of a geothermal or coal power plant, we look to ensure the required supply is under domestic control and good supply.

Seasonality of Business

Base power production is not supposed to be seasonal.  In the case of power generated by wind or solar, part of the feasibility study identifies the annual supply of either the sun or wind. Ideal locations are not affected by seasonality.

In many of the markets we intend to operate in, seasonally heavy rains can affect the roads and therefore the ability to bring the fuel to the plant can be difficult. Anticipating these conditions and stockpiling the fuel can help eliminate any supply chain issues.

Industry Practices/Needs for Working Capital

Power projects are capital intensive requiring funds upfront for feasibility, engineering, legal and site acquisition. Provided the plant secures a guaranteed power purchase agreement for the electricity that will be produced, the project can be financed to the extent the sale of electricity will support debt. An eighty percent debt to equity ratio is common in the industry where power can be produced in the $0.05 per kilowatt range.

Dependence on Few Customers

TransAct does not intend to rely on a few customers.

Besides plans for several regional power plants, the Company will have a variety of customers from direct sales of its technologies.

Competitive Conditions

The demand for sustainable energy continues to increase almost everywhere on the planet. Climate changes affect the demand for heating and cooling and the lack of rain in certain areas impacts on the ability to produce hydro-electricity. Political instability or the threat there of in oil producing regions sends countries that have petroleum based economies scrambling for alternatives. Economic instability impacts on many countries abilities to import energy causing them to look within their own borders for energy that provides autonomy. Finally the pressure is on all nations to look at and change the environmental impact of their power production.

It has become a global trend in order to meet the ever growing demand for power generation and infrastructure to look to independent power producers. Independent power producers come in all shapes and sizes from the homeowner selling surplus solar power into the grid to international EPC (Engineering, Procurement, and Construction) companies building and operating mega-projects. Many companies are specialized, focused only in one sector e.g. wind, solar or biomass.

The levalized costs of the various forms of power range from $0.06 (advanced combined cycle natural gas) to $0.31(solar thermal) per kilowatt as analysed by the USA Department of Energy.

Availability of resources, upfront capital and customers willing to pay for the resulting power, determine the generation resource. In markets where they have resources but not expertise or upfront capital the field of competition opens up for those able to build, own, and operate the facility at a profit over the long-term.

The Company believes that the combination of greater reliability and base load generation from geothermal, access to infrastructure for deliverability and a low "full life" cost will allow it to successfully compete for long-term power purchase agreements globally.

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

The Company has identified known environmental issues in certain types of power production and has sought out technologies that will mitigate these issues beyond established compliance.

Available Information

We will be making available in the near term,  through our Internet website at http://www.transactenergy.com, our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as soon as reasonably practicable after such material is electronically filed with or furnished to the SEC. Information on our website is not incorporated into this report and is not a part of this report.

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

The business of power plant development and operation is subject to substantial regulation under governmental laws relating to the development, upgrading, marketing, pricing, taxation, and transmission of electricity and other matters. Amendments to current laws and regulations governing development and operations of power plants could have a material adverse impact on our business. In addition, there can be no assurance that income tax laws, royalty regulations and government incentive programs related to the power industry generally, will not be changed in a manner which may adversely affect our progress and cause delays, inability to develop or abandonment of these interests.

Permits, leases, licenses, and approvals are required from a variety of regulatory authorities at various stages of development and operation of power projects. There can be no assurance that the various government permits, leases, licenses and approvals sought will be granted in respect of our activities or, if granted, will not be cancelled or will be renewed upon expiry. There is no assurance that such permits, leases, licenses, and approvals will not contain terms and provisions which may adversely affect our development and operating activities.

The development and operations of our proposed projects are or will be subject to stringent federal, provincial and local laws and regulations relating to improving or maintaining environmental quality. Environmental laws often require parties to pay for remedial action or to pay damages regardless of fault. Environmental laws also often impose liability with respect to divested or terminated operations, even if the operations were terminated or divested many years ago.

The development activities and operating programs on our proposed and future projects are or will be subject to extensive laws and regulations governing, development, production, imports, taxes, labor standards, occupational health, waste disposal, protection and remediation of the environment, protection of endangered and protected species, plant safety, toxic substances and other matters. Power development and operations are also subject to risks and liabilities associated with pollution of the environment and disposal of waste products. Compliance with these laws and regulations will impose substantial costs on us and will subject us to significant potential liabilities.

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

For project development TransAct will hire consulting and engineering services for transmission and interconnection issues, power plant siting, design, air quality, cooling water reuse, permitting, environmental engineering and regulatory compliance.

Environmental Credits

As a future “green” power producer, environmental-related credits, such as renewable energy credits or carbon credits may become available for sale to power companies (to allow them to meet their “green” power requirements) or to businesses which produce carbon based pollution. If available, these credits will belong exclusively to us or our joint venture, and may provide an additional source of revenue.

Item 1A. Risk Factors.

General Business Risks

We are a new business with limited operating history and making an investment in TransAct is risky. If we are unable to successfully identify and secure power projects or power conservation projects, then we will not be successful as a business. It will be difficult for you to evaluate an investment in our stock since our operating history is limited to developing our business plan, obtaining 100% interest in a petroleum and natural gas lease in Alberta, Canada referred to as the MedHat Project,and bidding on multiple power projects in Canada, Iraq, Bangladesh and Brazil. As a young Company, we are especially vulnerable to any problems, delays, expenses and difficulties we may encounter while implementing our business plan. We have not proven the essential elements of profitable operations and you will bear the risk of complete loss of your investment if we are not successful.

Our future performance may depend on our ability to establish that a geothermal, wind or solar resource is economically sustainable. Geothermal resource exploration and development involves a high degree of risk. The execution of our business plan is generally, dependent upon the existence of economically usable resources. Expansion of the production of power from our geothermal interests is not certain and depends on successful drilling and discovery of additional geothermal hydrothermal resources in quantities and containing sufficient heat necessary to economically fuel future plants.

We have a need for substantial additional financing and will have to significantly delay, curtail or cease operations if we are unable to secure such financing. The Company requires substantial additional financing to fund the cost of acquiring and developing power projects. The Company also requires funds for other operating activities and to finance the growth of our business, including the construction and commissioning of power generation facilities. We may not be able to obtain the needed funds on terms acceptable to us or at all. Further, if additional funds are raised by issuing equity securities, significant dilution to our current shareholders may occur and new investors may get rights that are preferential to current shareholders. Alternatively, we may have to bring in joint venture partners to fund further development work, which would result in reducing our interests in the projects.

We may be unable to obtain the financing we need to pursue our growth strategy in power production, which may adversely affect our ability to expand our operations. When we identify a power project that we may seek to acquire or to develop, a substantial capital investment will be required. Our continued access to capital, through project financing or through a partnership or other arrangements with acceptable terms, is necessary for the success of our growth strategy. Our attempts to secure the necessary capital may not be successful on favorable terms, or at all.

Market conditions and other factors may not permit future project and acquisition financing on terms favorable to us. Our ability to arrange for financing on favorable terms, and the costs of such financing, are dependent on numerous factors, including general economic and capital market conditions, investor confidence, the continued success of current projects, the credit quality of the projects being financed, the political situation in the jurisdiction in which the project is located and the continued existence of tax laws which are conducive to raising capital. If we are unable to secure capital through partnership or other arrangements, we may have to finance the projects using equity financing which will have a dilutive effect on our common stock. Also, in the absence of favorable financing or other capital options, we may decide not to build new plants or acquire facilities from third parties. Any of these alternatives could have a material adverse effect on our growth prospects and financial condition.

It is very costly to place power resources into commercial production. Before the sale of any power can occur, it will be necessary to construct a gathering and disposal system, a power plant and a transmission line and considerable administrative costs would be incurred To fund expenditures of this magnitude, we may have to find a joint venture participant with substantial financial resources. There can be no assurance that a participant can be found and, if found, it would result in us having to substantially reduce our interest in the project.

We may be unable to realize our strategy of utilizing the tax and other incentives available for developing sustainable power projects to attract strategic alliance partners, which may adversely affect our ability to complete these projects. Part of our business strategy is to utilize tax and other incentives available to developers of sustainable power generating plants to attract strategic alliance partners with the capital sufficient to complete these projects. Many of the incentives available for these projects are new and highly complex. There can be no assurance that we will be successful in structuring agreements that are attractive to potential strategic alliance partners. If we are unable to do so, we may be unable to complete the development of our geothermal power projects and our business could be harmed.

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

If any of our acquired companies suffer performance problems, the same could adversely affect the reputation of our group of companies and could materially and adversely affect our business, financial condition, future results and cash flow.

The success of our business relies on retaining our key personnel. We are dependent upon the services of our President and Chief Executive Officer, Roderick C. Bartlett, our Chief Financial Officer, Simon Thomas, our Director Joe F. Dickson, our Director Des Biali, and Dr. Mory Gomshei, our Vice President – Power Engineering. The loss of any of their services could have a material adverse effect upon us. As of the date of this report, the Company has executed compensation agreements with some of these persons but does not hold key-man insurance on any of them.

Our geothermal development activities are inherently very risky. The high risks involved in the development of a geothermal resource cannot be over-stated. Exploration costs are high and are not fixed. The geothermal resource cannot be relied upon until substantial development, including drilling, has taken place. The costs of development drilling are subject to numerous variables such as unforeseen geologic conditions underground which could result in substantial cost overruns.

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

The impact of governmental regulation could adversely affect our business by increasing costs for financing or development of power plants. Our business is subject to certain jurisdictional laws and regulations, including laws and regulations on taxation, the exploration for and development, production and distribution of electricity, and environmental and safety matters. Most land management requires competitive auction of all geothermal leases on Government lands. Competitive leasing significantly increases the cost of obtaining leases on Government land, is adding to the capital costs needed to develop geothermal projects, is increasing the total electrical power prices needed to make a geothermal project viable and is making it more difficult to acquire additional adjacent lands for reservoir protection and exploration.

If Federal land or any Federal involvement is included in any geothermal development, requirements of the National Environmental legislation is evolving in a manner that means stricter standards, and enforcement, fines and penalties for non-compliance are more stringent. Environmental assessments of proposed projects carry a heightened degree of responsibility for companies and directors, officers and employees. The cost of compliance with changes in governmental regulations has a potential to reduce the profitability of operations.

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

Industry competition may impede our growth and ability to enter into power purchase agreements on terms favorable to us, or at all, which would negatively impact our revenue. The electrical power generation industry, is highly competitive and we may not be able to compete successfully or grow our business. We compete in areas of pricing, grid access and markets. The industry in many jurisdictions is complex as it is composed of public utility districts, cooperatives and investor-owned power companies. Many of the participants produce and distribute electricity. Their willingness to purchase electricity from an independent producer may be based on a number of factors and not solely on pricing and surety of supply. If we cannot enter into power purchase agreements on terms favorable to us, or at all, it would negatively impact our revenue and our decisions regarding development of additional properties.

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

There are some risks for which we do not or cannot carry insurance. Because our current operations are limited in scope, the Company carries property and, public liability insurance coverage, but does not currently insure against any other risks.

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

Our officers and directors may have conflicts of interests arising out of their relationships with other companies. Several of our directors and officers serve (or may agree to serve) as directors or officers of other companies or have significant shareholdings in other companies. To the extent that such other companies may participate in ventures in which the Company may participate, the directors may have a conflict of interest in negotiating and concluding terms respecting the extent of such participation. From time to time, several companies may participate in the acquisition, exploration and development of natural resource properties thereby allowing for their participation in larger programs, permitting involvement in a greater number of programs and reducing financial exposure in respect of any one program. It may also occur that a particular company will assign all or a portion of its interest in a particular program to another of these companies due to the financial position of the company making the assignment.

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

Item 2. Properties.

Our principal executive offices and mailing address is #105-5119 Beckwith, San Antonio, TX, USA 78249. Our telephone number is 210-561-6015. We have a dedicated office in Canada at #258-5489 Byrne Rd, Burnaby, BC.

In September 2006, we purchased a 100% interest in a Petroleum and Natural Gas Lease from the province of Alberta, Canada for $12,051 cash. The lease is for a five year term and calls for annual rental and royalty payments in accordance with the Mines and Mineral Act of Alberta. The land consists of a one ¼ section Crown lease of Petroleum and Natural Gas rights. We allowed this lease to lapse in the last quarter of 2010.

Item 3. Legal Proceedings.

Our Company is not a party to any bankruptcy, receivership or other legal proceeding.

Terra Energy Corp. who’s President Chris van Vliet is a shareholder of TransAct through his legal council Palkowski & Company threatened in October 2010 to take legal action against TransAct Energy Corp. in regards to a $10,000 convertible promissory note. Terra Energy demanded conversion of the note to which TransAct Energy decided under the terms of the note they were not entitled to and instead issued them a cheque for payment in full which was promptly refused by Terra Energy. Since this time their legal council Mr. Robert J. Palkowski is no longer practising law and no further action has been taken. Terra Energy has verbally represented that they will only be satisfied with an issuance of common stock as demanded. We have had a legal review of the note in question and will defend the Company vigorously from any further claim.

Aqua Terra Power Corp. who’s president is Chris van Vliet a shareholder of TransAct Energy Corp. borrowed money from TransAct Energy in regards to geothermal projects in British Columbia, Canada. At the time TransAct was contemplating acquiring Aqua Terra Power if they were successful in their geothermal exploration. Aqua Terra was not successful and any contemplated relationship was terminated. Since that time the Aqua Terra notes payable to TransAct Energy, now totalling $306,766.86 matured and were demanded. No payment has been made and to the best of our understanding they have no ability to repay this debt. We will take legal action if the cost of said action can be justified.

Mr. Shahhid Vohra was under a two year contract with TransAct Energy Corp. this relationship was terminated by Vohra and accepted effective the end of September 2010. Vohra threatened legal action after making a claim against the Company of $44,263.66 through his council Robert J. Palkowski. The Company disagreed with the claim  and instead claimed back that Vohra owed them $26,052.80. The Company intends on pursuing these funds.   Vohra to date has taken no further action other than disparaging the Company to clients Vohra was aware of. The Company is assessing if any material damage has occurred.

Apollo Financial Management Group, LLC and their attorney Robert Cook accepted escrow funds from TransAct Energy in the amount of $15,000. The terms of the agreement with Apollo were never met and TransAct terminated the agreement and demanded repayment of the escrow funds. To date there has been no return of the funds nor any response to our claims so the Company will evaluate its next legal steps in collecting its money.

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

As of March 31, 2011, there are 44 shareholders of record holding 12,560,949 shares of the Company common stock that have not deposited their shares into a clearing house, 8,395,981 are on deposit and able to be traded. The total issued and outstanding is 20,956,930 shares of common stock. The holders of common stock are entitled to one vote for each share held of record on all matters submitted to a vote of stockholders. Holders of the common stock have no pre-emptive rights and no right to convert their common stock into any other securities. There are no redemption or sinking fund provisions applicable to the common stock.

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

 During the year the Company entered into memorandums of understanding for distribution and manufacturing rights of  a solar technology represented by Solution One Solar (on behalf of Indigo Solar) which initially it promoted in India, Vietnam and Greece.  The Company is now working to secure manufacturing of the solar technology in India in order to provide solar panels to a variety of projects in India and Greece under joint venture relationships. Provided the plant is ready in the near term, the Company also has a multi-million dollar purchase order available for fulfillment.

The Company entered an MOU with Altergy Systems providing potential distribution and manufacturing rights of its Freedom PowerTM (scalable hydrogen fuel cell power generator) in India. The original MOU was extended into 2011 but expired before meeting its criteria. However the Company has agreed with Altergy to honour specific terms while proceeding with tests through theMinistry of Energy in India and one of the larger telecommunication tower providers.

During the year the Company entered consulting agreements to develop market share with consulting firms in Australia (for Pakistan), Greece, India and Singapore (for south east Asia).

Plan of Operation

For the 2011 year the Company’s focus is to:

1.)

Complete its entry into the Indian power market with solar technology and the Altergy fuel cell technology;

2.)

Complete a joint venture agreement and initiate the development of a major power plant in South East Asia;

3.)

Complete joint venture agreements and initiate the development of new technologies for wind, thermal, batteries and generators.

Results of Operations

Period from January 1, 2010 to December 31, 2010

We did not generate any revenue from January 1, 2010 to December 31, 2010. For the year ended December 31, 2010 our expenses were $757,564. Expenses consisted of professional fees, administrative and management fees and miscellaneous expenses. The professional fees incurred in 2010 were, to a large extent, to our auditors and legal counsel for continued SEC reporting requirements. During 2010 we recorded non-cash interest expense of $29,189 as a result of beneficial conversion on notes payable issued during 2010 and recorded a write-off of an unsuccessful lease purchase in the amount of $12,684. As a result, we have reported a net loss of $(1,086,561) for the period ended December 31, 2010. Our total net loss from inception on March 15, 2006 through December 31, 2010 was $(1,366,715)

Stock-Based Compensation Costs

Stock-based compensation represents 27.83% of the Company’s operating expenses for the fiscal year ended December 31, 2010. The stocks are a part of our annual executive compensation plan, and are issued to obtain, retain and motivate our directors, executives and employees.

Liquidity and Capital Resources

At December 31, 2010 we had total assets of $5,624. Our Current assets are $3,401 consisting of $2,498 in cash and $903 in prepaid expenses. Further we have $2,223 in software. Current liabilities at December 31, 2010 totalled $552,548 they consisted of accounts payable in the amount of $62,276, accrued interest of $17,691, compensation payable in the amount of $289,949, notes payable, net in the amount of $142,632, and deposit on stock purchase of $40,000.

We filed a registration statement on Form S-1 with the Securities and Exchange Commission to register up to 2,000,000 shares of common stock for sale at a price of $.25 per share for a total of up to $500,000. The registration statement was declared effective on December 12, 2008. We exceeded the minimum of our offering of $250,000 on or before August 31, 2009 and subsequently closed the offering. We issued a total of 1,102,000 shares under our offering of $0.25 per share to raise a total of $275,500. The funds were used as per the prospectus to cover the offering costs and to secure additional business for our operations.

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

Contractual Obligations

We have material commitments for the next twelve months that include, the office facilities, a consulting agreement with the engineering firm SNC-Lavelin, support staff, supporting professionals (including our accountants, lawyers and auditors) and the management compensation agreements. We will require additional capital to meet our liquidity needs. As a result, our independent auditors have expressed substantial doubt about our ability to continue as a going concern. In the past, we have relied on capital contributions from shareholders to supplement operating capital when necessary. We anticipate that we will receive sufficient contributions from shareholders to continue operations for at least the next twelve months. However, there are no agreements or understandings to this effect. We may sell common stock, take loans from officers, directors or shareholders or enter into debt financing agreements.

Need for Additional Financing

We estimate our upcoming expenses to be $4,000,000 per year. We do not have any commitments for capital expenditures however we do anticipate entering into commitments to secure acquisitions. We believe we will need additional funds to cover our expenses and acquisitions for the next twelve months. Our need for capital may change dramatically as we pursue our business plan during that period. At present, we have no understandings, commitments or agreements with respect to the acquisition of any business venture or capital commitments. Further, we cannot assure that we will be successful in consummating business opportunities on favourable terms or we will be able to profitably manage any business opportunities. Should we require additional capital, we may seek additional advances from officers, sell common stock or find other forms of debt financing.

We intend to raise $15,000,000 in order to satisfy our immediate ongoing expenses and planned business strategy. The likelihood is that we will have to secure a private placement or convertible debt to affect the raise of capital. Either scenario will result in the sale of equity and add to the dilution of existing shareholders.

Off Balance Sheet Arrangements

As of December 31, 2010, the Company does not have any off balance sheet arrangements.

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rules 13a-15(e) and 15d-15(e) promulgated under the Exchange Act and based on the criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were effective at a reasonable assurance level as of December 31, 2010, the end of the period covered by this Report. However anticipating greater levels of business activity in the near term we expect that we will require a financial controller in order to maintain our disclosure controls and procedures. Steps have been taken to bring on this person in a timely manner.

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

Our management, with the participation of the President, evaluated the effectiveness of the Company’s internal control over financial reporting as of December 31, 2010.  In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework.  Based on this evaluation, our management, with the participation of the President, concluded that, as of December 31, 2010, our internal control over financial reporting was effective.

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

Item 9B. Other Information.

There are no further disclosures. All information that was required to be disclosed in a Form 8-K during the fourth quarter, 2010 has been disclosed.

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

NAME	AGE	POSITION

Henry Andrews	64	PastDirector
Roderick C. Bartlett (1)	54	Chief Operating Officer and Director Corporate Secretary
Simon Thomas (1) Joseph F. Dickson (1) (2)	56 55	Chief Financial Officer, and Director Director
Mory Ghomshei Des Biali (2)	48 65	Senior Vice President, Power Engineering Director

(1)	Member of the Compensation and Governance Committees.
(2)	Independent Director.

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

Henry Andrews, Director. Mr. Andrews is 64 years old and holds a Bachelor of Science in Criminal Justice and a Masters of Education Counselling. He served for 30 years with the State of Georgia in public service. Mr. Andrews held such positions as Institutional Administrator, Psychologist, Counsellor, Warden and associate professor of Social Science at South Georgia College. For the past five years Mr. Andrews has been in the private sector as CEO and President of a real estate management company and a retail food company.

Rod Bartlett. President, CEO and Director has over 30 years of experience in business development. Rod was a founding shareholder of TransAct Energy Corp. and has been instrumental in bringing it through the regulatory and business development process. Rod is heavily involved in the negotiations related to securing future business for the Company. During the last decade, Rod has been active in the public markets. ActionView International (advertising), Quest Oil (oil & gas), and S2C Global Systems (water distribution) are a few of the companies that he has been instrumental in developing and taking them to the next level.

Joseph F. Dickson. Chief Financial Officer (2010), Corporate Secretary and Director, 55 years of age: Joseph Dickson was the Chief Operating Officer of Innovation Fuels, Inc. out of Syracuse, NY leading the company’s bio-diesel plant operation and project development efforts from Sept. 2007 until Dec. 2009. Mr. Dickson was the Director of Entrepreneurship at Syracuse University, Syracuse, NY from Feb. 2006 to Sept. 2007, the COO, Integrated Defense Systems, Inc., Glen Rock, PA from June 2005 to Jan. 2006 and the COO, Drug Risk Solutions, LLC a drug discovery company from June 2000 to June 2005. Mr. Dickson has 30 years of business experience in new ventures, business plan execution, organizational management, and operations. He has a background in high tech product design and development, manufacturing, and sales and marketing to commercial and military markets gained while working at GE and other high tech companies. He started and successfully financed two companies in the microelectronics and information technology industries. He has an undergraduate degree in chemistry and an MBA. NB Simon G. Thomas became the Chief Financial Officer effective January 1, 2011.

Simon G Thomas. Chief Financial Officer and Director, 56 years of age Mr. Thomas is a British citizen with residency in Rome, Italy. Mr Thomas has spent the past ten years as an independent global project funding consultant across a diverse range of industry. The six years preceding this Mr. Thomas focused in electronics exclusively consulting on projects and their funding throughout the Eastern blocks, Asia and Far East countries. For twelve years starting in 1983 Mr. Thomas was the managing director of Electronic Applications Ltd. This company acted as overseas agents for a number of equipment manufacturers such as Gerber Scientific and Westinghouse. Mr. Thomas’s formal education included a degree in Business studies from Loughton College of Further Education.

Significant Employees Who Are Not Executive Officers

Mory Ghomshei P. Eng., P.Geo., Ph.D As an advisor to TransAct Energy Corp Dr. Ghomshei will be bringing his full knowledge of the Geothermal industry to the Company. Dr. Ghomshei completed his Ph.D. in Mineral and Energy-Producing Materials at the University of Paris and “Ecole Normale Superieure de Paris,” 1983. He was invited to Canada in 1984 to work for the British Columbia Hydro and Power Authority (BC Hydro) on the deep geothermal drilling project at Meager Creek (near Whistler, B.C.). He later joined the University of British Columbia, where he is Professor of Energy Systems in the Norman B. Keevil Institute of Mining Engineering where he teaches “energy resources of the ground” and “mine ventilation” and conducts research in geothermal energy resources and systems.

As an international expert in geothermal energy systems, Dr. Ghomshei has participated in exploration and development of geothermal fields around the world (e.g. Coso in California, Meager Creek in B.C., Mt. Sabalan in Iran, and Mt. Labo in the Philippines). He has also designed and developed many medium and low-grade geothermal systems for hospitals, municipal buildings, and greenhouses. He has pioneered research into recovering geothermal energy from operating and abandoned mines (e.g., Britannia Mine, B.C. and the Con Mine in Yellowknife, NWT).

Dr. Ghomshei is Past-Chairman of the Canadian Geothermal Energy Association (CanGEA) which he headed up from 1989 to 2007. He has contributed to the promotion of geothermal energy in Canada through organization of several annual conferences and workshops. Mory has published over 100 papers in scientific journals, proceedings and professional magazines. He is fluent in English, French and his mother tongue (Persian), with working knowledge in Arabic and Spanish. In his spare times, he plays music and writes for children.

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

Item 11. Executive Compensation.

We have a formal compensation agreements or employment contracts with our Chief Financial Officer, and Chief Executive Officer. We do not currently have a compensation agreement with our BOD and our Advisory Board members, although we intend to do so in the future. All Officers, Directors and Advisory Board members are reimbursed for their expenses related to Company service. Our officer did receive compensation for the year ended December 31, 2010.

Executive Management changed in January 2010 with Henry Andrews resigning as CEO and CFO but remaining as a Director. Joe Dickson resumed the role of CFO and Rod Bartlett resumed the role of CEO. The table below reflects the compensation for the year 2010 only.

SUMMARY COMPENSATION TABLE

Name and Principal Position	Year Ended	Annual Compensation			Long Term Compensation			All Other Compensation ($)
					Awards		Payouts
		Salary ($)	Bonus ($)	Other Annual Compensation ($)	Restricted Stock Awards ($)	Securities Underlying Options/ SARs (#)	LTIP Payouts ($)
Roderick Bartlett, CEO,
President and Director	2010	$250,000	-0-	-0-	-0-	-0-	-0-	$-0-

Joe F. Dickson, CFO,
Treasurer and Director	2010	$-0-	-0-	-0-	142,742	-0-	-0-	$-0-

Des Biali,
Director	2010	$-0-	-0-	-0-	-0-	-0-	-0-	$-0-

Henry Andrews
Diretor	2010	$-0-	-0-	-0-	43,750	-0-	-0-	$-0-

Simon Thomas,	2010	$-0-	-0-	-0-	-0-	-0-	-0-	$-0-

N.B.: Simon Thomas our current CFO/Director is not list on the table above because he did not become an Officer/Director until January 01, 2011.

NB:Henry Andrews was the sole officer and Director through 2009 subsequent, and resigned on January 26, 2010

NB: Rod Bartlett was not an officer or director though 2009 however subsequent to the year ends completion became an O/D in 2010

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth as of March 24, 2011, the name and shareholdings of each person known to us that either directly or beneficially holds more than 5% of our 20,956,930 issued and outstanding shares of common stock, $.001 par value. The table also lists the name and shareholdings of each director and of all officers and directors as a group. Except as otherwise indicated, the persons named in the table have sole voting and dispositive power with respect to all shares beneficially owned, subject to community property laws where applicable.

Name & Address	Title of Class	Number of Shares Beneficially Owned	% of Class
Henry Andrews (1) 108 Water Front Drive,Milledgeville, Ga. 31061	Common	125,000	0.60%
Roderick Bartlett(1) #105-5119 BeckwithSan Antonio, Texas 78249	Common	1,031,670	4.93%
Simon ThomasVia Aurelia 325, Pal 7, 00165 Rome Italy	Common	0	0%
Joe F Dickson (1) 2345 Tucker Rd, New Woodstock, NY	Common	139,684	0.67%

All directors and executive officers as a group: (3 person)	Common	1,296,354	6.19%

(1)

Officer and/or director.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

We have received funds from our officers and directors to fund the Company’s activities. Currently we owe Mr. Henry Andrews, $3,000, and Mr. Rod Bartlett $74,277. Our Canadian office was billed for office services through an unrelated Company that has similar officers and directors as TransAct for $6,384. The Company lent Aqua Terra Power a company wholly owned by one of our shareholders, $263,519.87. Terra Energy, a company owned by one of our shareholders lent us $27,500.

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

Item 14. Principal Accounting Fees and Services.

The fees for services billed by Pritchett, Siler & Hardy, P.C. to the Company in the last two fiscal years were as follows:

	Twelve months ended on	Twelve months ended on
	December 31, 2010	December 31, 2009

Audit Fees	$15,940	$13,255
Audit-Related Fees	$0	$0
Tax Fees	$0	$0
All Other Fees	$0	$0
Total Fees	$15,940	$13,255

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

Item 15. Exhibits, Financial Statement Schedules.

(a) Index to Financial Statements and Financial Statement Schedules

The following audited financial statements are included on the pages indicated:

F-3 Report of Pritchett, Siler & Hardy, P.C. Certified Public Accountants

F-4 Balance Sheets as of December 31, 2010 and 2009

F-5 Statements of Operations for the years ended December 31, 2010 and 2009

F-6 Statements of Stockholders' Equity (Deficit) for the years ended December 31, 2010 and 2009

F-7 Statements of Cash Flows for the years ended December 31, 2010 and 2009

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

TRANSACT ENERGY CORP.

By: /s/ Roderick C. Bartlett	Chief Executive Officer, Corporate Secretary	April 15, 2011
Roderick C. Bartlett

By /s/ Simon Thomas	Chief Financial Officer,	April 15, 2011
Simon Thomas

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By: /s/ Roderick C. Bartlett	Director	April 15, 2011
Roderick C. Bartlett

By /s/ Joseph F. Dickson	Director	April 15, 2011
Joseph F. Dickson

By: /s/ Des Biali	Director	April 15, 2011
Des Biali
By: /s/ Simon Thomas	Director	April 15, 2011
Simon Thomas

TRANSACT ENERGY CORP.

[A Development Stage Company]

FINANCIAL STATEMENTS

DECEMBER  31, 2010

______________

TRANSACT ENERGY CORP.

 [A Development Stage Company]

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors

TransAct Energy Corp.

San Antonio, Texas

We have audited the accompanying balance sheets of TransAct Energy Corp. [a development stage company] as of December 31, 2010 and 2009 and the related statements of operations, stockholders' equity (deficit) and cash flows for each of the years in the two-year period ended December 31, 2010 and for the period from inception on March 15, 2006 through December 31, 2010. TransAct Energy Corp.’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of TransAct Energy Corp. as of December 31, 2010 and 2009 and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2010 and for the period from inception on March 15, 2006 through December 31, 2010, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming TransAct Energy Corp. will continue as a going concern. As discussed in Note 9 to the financial statements, TransAct Energy Corp. has incurred losses since its inception and has not yet established profitable operations.  These factors raise substantial doubt about the ability of the Company to continue as a going concern.  Management’s plans in regards to these matters are also described in Note 9.  The financial statements do not include any adjustments that might result from the outcome of these uncertainties.

/s/ PRITCHETT, SILER & HARDY, P.C.

PRITCHETT, SILER & HARDY, P.C.

Salt Lake City, Utah

April 15, 2011

TRANSACT ENERGY CORP.

(A Development Stage Company)

__________________________

BALANCE SHEETS

	December 31,	December 31,
	2010	2009

Current
Cash	$2,498	$3,800
Interest receivable, net	-	11,770
Loans receivable, net - related parties	-	248,521
Prepaid expenses	903	-
Total Current Assets	3,401	264,091

Investment In Lease	-	12,684

Software	2,223	3,383

	$5,624	$280,158
LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current
Accounts payable	$60,919	$83,053
Accounts payable-Related Party	6,384	12,664
Accrued interest	12,664	3,094
Compensation payable	289,949	-
Deposit for stock purchase	40,000	-
Notes payable - net of discount	65,355	-
Notes payable - Related parties, net of discount	77,277	92,964
Total Current Liabilities	552,548	179,111

Stockholders' Equity (Deficit)
Preferred stock, $.001 par value,
10,000,000 shares authorized no shares issued and outstanding
Common Stock, $.001 par value,
100,000,000 shares authorized
19,964,653 (Dec 2009 - 10,502,000) shares issued and outstanding	19,965	10,502
Capital in excess of par value	1,350,257	370,699
Subscriptions receivable	(550,431)	-
Deficit accumulated during the development stage	(1,366,715)	(280,154)

Total Stockholders' Equity (Deficit)	(546,924)	101,047

	$5,624	$280,158

The accompanying notes are an integral part of these financial statements.

TRANSACT ENERGY CORP.

(A Development Stage Company)

__________________________

STATEMENTS OF OPERATIONS

	Cumulative
	from inception	For the	For the
	March 15, 2006	Year ended	Year ended
	December 31,	December 31,	December 31,
	2010	2010	2009

REVENUE	$-	$-	$-

EXPENSES
General and administrative	962,257	757,564	134,795
Unsuccessful lease purchases	18,673	-	-

Total Expenses	980,930	757,564	134,795

LOSS BEFORE OTHER INCOME (EXPENSE)	(980,930)	(757,564)	(134,795)

Interest income	50,954	39,184	11,770
Interest expense	(124,581)	(56,023)	(68,361)
Loss on write off of investment in lease	(12,684)	(12,684)	-
Allowance for loss on loans receivable and related interest	(299,474)	(299,474)	-

LOSS FROM OPERATIONS
BEFORE INCOME TAXES	(1,366,715)	(1,086,561)	(191,386)

CURRENT TAX EXPENSE	-	-	-

DEFERRED TAX EXPENSE	-	-	-

NET LOSS	$(1,366,715)	$(1,086,561)	$(191,386)

LOSS PER COMMON SHARE		$(0.10)	$(0.02)

The accompanying notes are an integral part of these financial statements.

TRANSACT ENERGY CORP.

(A Development Stage Company)

STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)

__________________________

FROM INCEPTION ON MARCH 15, 2006 THROUGH DECEMBER 31, 2010

							Deficit
							Accumulated
					Capital in		During the
	Preferred stock		Common Stock		Excess of	Subscription	Development
	Shares	Amount	Shares	Amount	Par Value	Receivable	Stage

BALANCE, March 15,2006	-	$ -	-	$ -	$ -	$ -	$ -

Issuance of 8,500,000 shares of common
stock for cash at $.001 per share, April 2006	-	-	8,500,000	8,500	-	-	-

Issuance of 900,000 shares of common
stock for cash at $.05 per share,
August 2006	-	-	900,000	900	44,100	-	-

Net loss for the period ended
December 31, 2006	-	-	-	-	-	-	(12,181)

BALANCE, December 31, 2006	-	-	9,400,000	9,400	44,100	-	(12,181)

Net loss for the year ended
December 31, 2007	-	-	-	-	-	-	(22,024)

BALANCE, December 31, 2007	-	-	9,400,000	9,400	44,100	-	(34,205)

Net loss for the year ended
December 31, 2008	-	-	-	-	-	-	(54,563)

BALANCE, December 31, 2008	-	-	9,400,000	9,400	44,100	-	(88,768)

Issuance of 1,102,000 shares of common
stock for cash at $.25 per share,
September 2009	-	-	1,102,000	1,102	274,398	-	-

Deferred offering costs offset against offering	-	-	-	-	(13,263)	-	-

Beneficial conversion feature on notes payable		-	-	-	65,464	-	-
Net loss for the year ended
December 31, 2009	-	-	-	-	-	-	(191,386)
BALANCE, December 31, 2009	-	-	10,502,000	10,502	370,699	-	(280,154)

Issued for services at $ .55 per share	-	-	135,000	135	74,115	-	-
Issued for services at $ 1.39 per share	-	-	48,775	49	67,693	-	-

Shares issued to existing shareholders in exchange
for 1,008,625 free trading shares valued at $.50 per share	-	-	1,109,488	1,110	553,634	(550,431)	-

Issuance of 7,770,148 common shares pursuant
to conversion of notes payable at $ .01 per share	-	-	7,770,148	7,770	69,931	-	-

Issuance of 315,909 common shares
valued at $.41 -$.47 per share
in exchange for compensation and consulting services	-	-	315,909	316	142,934	-	-

Beneficial conversion feature on notes payable	-	-	-	-	56,334	-	-

Issuance of 83,333 common shares
on conversion of debt at $.18 per share	-	-	83,333	83	14,917	-	-

Net loss for the year ended December 31,2010	-	-	-	-	-	-	(1,086,561)
BALANCE, December 31, 2010	-	$ -	19,964,653	$ 19,965	$ 1,350,257	$ (550,431)	$ (1,366,715)

The accompanying notes are an integral part of these financial statements.

TRANSACT ENERGY CORP.

(A Development Stage Company)

__________________________

STATEMENTS OF CASH FLOWS

	Cumulative
	from inception	For the	For the
	March 15, 2006 to	Year ended	Year ended
	December 31,	December 31,	December 31,
	2010	2010	2009

Cash Flow From Operating Activities:
Net loss for the period	$(1,366,715)	$(1,086,561)	$(191,386)
Adjustments to reconcile net loss to cash used by
operating activities:
Stock issued for services	285,242	285,242	-
Stock issued for expenses	4,313	4,313	-
Debt issued for services	12,847	12,847	-
Amortization	1,257	1,160	97
Loss on write off of investment in lease	12,684	12,684	-
Allowance for interest receivable	50,954	50,954	-
Allowance for loans receivable	248,521	248,521	-
Interest expense from beneficial conversion
feature on notes payable	94,653	29,189	65,464
Change in assets and liabilities:
Decrease (Increase) in interest receivable	(50,954)	(39,184)	(11,770)
Increase in prepaid expenses	(903)	(903)	-
Increase (decrease) in accounts payable	67,169	(15,884)	30,025
Increase (decrease) in accounts payable-Related Party	6,384	6,384	-
Increase in compensation payable	289,949	289,949	-
Increase in accrued interest	18,651	15,557	2,897
Net Cash (used) by Operating Activities	(325,948)	(185,732)	(104,673)

Cash Flows From Investing Activities:
Acquisition of oil and gas leases	(12,684)	-	(206)
Purchase of software	(3,480)	-	(3,480)
Loans receivable	(263,521)	-	(263,521)
Proceeds from loans receivable	15,000	-	15,000
Net Cash (Used) by Investing Activities	(264,685)	-	(252,207)

Cash Flow From Financing Activities
Proceeds from common stock issuance	329,000	-	275,500
Proceeds received for stock not yet issued	40,000	40,000	-
Stock offering costs	(13,263)	-	(4,110)
Proceeds from notes payable	237,394	144,430	82,964
Net Cash Provided by Financing Activities	593,131	184,430	354,354

Net Increase (Decrease) in Cash	2,498	(1,302)	(2,526)
Cash at Beginning of Period	-	3,800	6,326
Cash at End of Period	$2,498	$2,498	$3,800

Supplemental Disclosures of Cash Flow Information:
Cash paid during the period for:
Interest	$-	$-	$-
Income taxes	$-	$-	$-

Supplemental Schedule of Noncash Investing and Financing Activities:

For the years ended December 31, 2010 and 2009:
Shares issued on conversion of debt	$92,701	$92,701	$-
Shares issued to shareholders in exchange
for free trading shares	554,744	554,744	-
Subscriptions receivable	(550,431)	(550,431)	-
The Company increased Capital in excess of par value by $ 56,334 as a result of a beneficial conversion feature on notes payable during 2010

The accompanying notes are an integral part of these financial statements.

TRANSACT ENERGY CORP.

[A Development Stage Company]

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2010

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization - TransAct Energy Corp. (“the Company”) was organized under the laws of the State of Nevada on March 15, 2006. The Company is in the business of developing and managing power production facilities globally primarily using alternative/sustainable energy sources. The Company has not generated revenues and is considered a development stage company as defined in Accounting Standards Codification (“ASC”) Topic No. 915. The Company has, at the present time, not paid any dividends and any dividends that may be paid in the future will depend upon the financial requirements of the Company and other relevant factors.

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

The Company has no tax positions at December 31, 2010 and 2009 for which the ultimate deductibility is highly certain but for which there is uncertainty about the timing of such deductibility.

The Company recognizes interest accrued related to unrecognized tax benefits in interest expense and penalties in operating expenses. During the years ended December 31, 2010 and 2009, the Company recognized no interest and penalties. The Company had no accruals for interest and penalties at December 31, 2010 and 2009. All tax years starting with 2008 are open for examination.

Loss Per Share - The computation of loss per share is based on the weighted average number of shares outstanding during the period presented in accordance with ASC Topic No. 260, “Earnings Per Share” [See Note 11].

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

Recently Enacted Accounting Standards - In September 2009 the FASB established the Accounting Standards Codification (“Codification” or “ASC”) as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in accordance with generally accepted accounting principles in the United States (“GAAP”). Rules and interpretive releases of the Securities and Exchange Commission (“SEC”) issued under authority of federal securities laws are also sources of GAAP for SEC registrants.  Existing GAAP was not intended to be changed as a result of the Codification, and accordingly the change did not impact our financial statements. The ASC does change the way the guidance is organized and presented.

Accounting Standards Update (“ASU”) ASU No. 2009-05 (ASC Topic 820), which amends Fair Value Measurements and Disclosures – Overall, ASU No. 2009-13 (ASC Topic 605),

Multiple-Deliverable Revenue Arrangements, ASU No. 2009-14 (ASC Topic 985), Certain Revenue Arrangements that include Software Elements, and various other ASU’s No. 2009-2 through ASU No. 2011-2 which contain technical corrections to existing guidance or affect guidance to specialized industries or entities were recently issued.  These updates have no current applicability to the Company or their effect on the financial statements would not have been significant.

TRANSACT ENERGY CORP.

[A Development Stage Company]

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2010

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Investment in Leases - All costs such as bid fees and lease rental payments related to the acquisition of energy leases are deferred and amortized on a straight-line basis over the term of the lease (See Note 3).

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

Stock Offering Costs - Costs incurred in connection with stock offerings will be deferred and offset against the proceeds of the stock offering.  Costs incurred in connection with unsuccessful offerings will be expensed.

NOTE 2 – LOANS RECEIVABLE – RELATED PARTY

The $12,000, $5,000, $7,000, $212,000 and $12,520 loans receivable from a company whose sole shareholder holds less than 10% in TransAct, are unsecured and were due on November 1, November 10, November 29, December 6 and December 6, 2010, respectively. The loans are secured by certain assets and equipment of the Company and bear interest at rates between 15% and 18% per annum for the terms of the loans. At December 31, 2010 and December 31, 2009 Interest receivable was $50,954 and $40,505 respectively. These notes have not been granted an extension, are in default and management has formally demanded payment of the outstanding principal and interest and may pursue legal action if the cost of said action can be justified. At December 31, 2010 the Company has recorded a total allowance of $299,475 charged to operations including principal of $248,521 and interest of $50,954.

NOTE 3 - INVESTMENT IN LEASE

In November 2010 management decided not to renew the lease of the 100% interest in a Petroleum and Natural Gas Lease from the province of Alberta, Canada and as a result, has lapsed and been cancelled. The previously capitalized cost of $12,684 has been charged to operations for the year ended December 31, 2010.

NOTE 4 - SOFTWARE

		Accumulated	Net Book Value
	Cost	Amortization	2010	2009

Software	$3,480	$1,257	$2,223	$3,383

Depreciation expense totalled $1,160 and $97 for December 31, 2010 and December 31, 2009, respectively.

NOTE 5 – NOTES PAYABLE

The two $40,000 convertible promissory notes dated June 10, 2010 and October 5, 2010 bear interest at 8% per annum and are due and payable on March 11, 2011 and July 7, 2011, respectively. The holder has the option to convert the entire principal amount of each particular note on or before March 11, 2011 and July 7, 2011 into common shares of the Company based on a conversion rate of 60% of the Market Price being the average of the lowest three trading prices over the past ten days prior to the conversion. At no time may the holder convert into an amount of shares which would result in the holder and its affiliates to beneficially own more than 4.99% of the outstanding shares of common stock. In December 2010 the holder elected to convert $15,000 of the June 10, 2010 note into 83,333 common shares of the Company. Accrued interest for the notes at December 31, 2010 was $2,515. A beneficial conversion feature of $53,334 has been recorded as a discount to the notes with an offset to additional paid in capital. The discount will be amortized over the life of the notes. Interest expense relating to the notes for year ended December 31, 2010 was $26,189. At December 31, 2010 the remaining unamortized discount was $27,145.

TRANSACT ENERGY CORP.

[A Development Stage Company]

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2010

NOTE 6 – NOTES PAYABLE – RELATED PARTIES

a)

The $10,000 convertible promissory note payable to a company whose shareholders hold less than 10% in TransAct is unsecured, bears interest at 10% per annum and was due and payable on March 31, 2010. The payee had the option to convert the entire principal amount on or before April 29, 2009 into common shares of the Company based on a conversion rate of $.00345 per share and no interest was payable if the principal was converted to shares of the Company. The payee did not exercise its conversion option. The note is currently outstanding and in October 2010 the Company issued a check in the amount of $11,876 as payment in full of principal and interest which was returned uncashed by the payee. The Company is currently in dispute regarding the expiration date of the conversion option in the agreement and the note remains in default.

b)

The $17,500 promissory note payable to a company whose shareholders hold less than 10% in TransAct is unsecured, bears interest at 10% per annum and is due on demand. This notes is currently in default.

c)

In November and December 2010 the 18% $12,000, $5,000, $7,000 and $41,464 promissory notes payable to an officer and shareholder plus accrued interest of $12,237 for a total of $77,701 were converted at the option of the note holder into 7,770,148 common shares which were issued at $.01 per share.

d)

Promissory notes payable totalling $74,277 to an officer and shareholder are secured  by certain assets and equipment of the Company and  bear interest at 8% and 10% per annum and are due on demand.

e)

A $3,000 promissory note payable to a former officer is secured by certain assets and equipment of the Company and bears interest at 8% per annum and is due on demand. A beneficial conversion feature of $3,000 has been recorded as a discount to the note with an offset to additional paid in capital. The discount has been amortized over the life of the note. Interest expense relating to this note for year ended December 31, 2010 was $3,000.

Accrued interest for the notes at December 31, 2010 was $10,149 and at December 31, 2009 was $3,094.

NOTE 7 - CAPITAL STOCK

Preferred Stock - The Company has authorized 10,000,000 shares of preferred stock, $.001 par value, with such rights, preferences and designations and to be issued in such series as determined by the Board of Directors. No shares are issued and outstanding at December 31, 2010.

NOTE 7 - CAPITAL STOCK (CONTINUED)

Common Stock - The Company has authorized 100,000,000 shares of common stock, $.001 par value, with such rights, preferences and designations and to be issued in such series as determined by the Board of Directors.

During April 2006, the Company issued 8,500,000 shares of its previously authorized, but unissued common stock. Total proceeds from the sale of stock amounted to $8,500 (or $.001 per share).

During August 2006, the Company issued 900,000 shares of its previously authorized, but unissued common stock. Total proceeds from the sale of stock amounted to $45,000 (or $.05 per share).

During September 2009, the Company issued 1,102,000 shares of its previously authorized, but unissued common stock. Total proceeds from the sale of stock amounted to $275,500 (or $.25 per share). Offering costs of $13,263 were netted against the proceeds.

On July 6, 2010, the Company issued 125,000 common shares in exchange for consulting services at a value of $.55 per share.

The Company issued 48,775 common shares in exchange for consulting services at a value of $1.39 per share for services during 2010.

On July 6, 2010, the Company issued 10,000 common shares in exchange for consulting services at a value of $.55 per share.

TRANSACT ENERGY CORP.

[A Development Stage Company]

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2010

During September 2010, the Company issued 1,109,488 shares of its previously authorized, but unissued common stock for consulting services at a value of $.47 per share.

In November 2010 the Company issued 225,000 shares of its previously authorized, but unissued common stock for consulting and compensation services at a value of $.50 per share.

On November 3, 2010 the Company issued 90,909 common shares in exchange for consulting services at a value of $.41 per share.

In November 2010 the Company issued 2,828,892 common shares pursuant to a convertible option of certain promissory notes totaling $28,289 including principal and interest.

In December 2010 the Company issued 4,941,256 common shares pursuant to a convertible option of certain promissory notes totaling $49,412 including principal and interest.

In December 2010 subscriptions were received for 200,000 common shares at $.15 per share and 50,000 common shares at $.20 per share for a total of $40,000 which was received. To date the shares have not been issued and the proceeds received are a liability on the balance sheet.

In December 2010 the Company issued 83,333 common shares pursuant to a convertible option of a note payable totaling $15,000 at $.18 per share.

NOTE 8 - INCOME TAXES

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

The Company has no tax provisions at December 31, 2010 and 2009, for which the ultimate deductibility is highly certain but for which there is uncertainty about the timing of such deductibility.

The Company recognizes interest accrued related to unrecognized tax benefits in interest expense and penalties in operating expenses. During the periods ended December 31, 2010 and 2009, the Company recognized no interest and penalties. The Company had no accruals for interest and penalties at December 31, 2010 and December 31, 2009.

Deferred taxes are provided on a liability method whereby deferred tax assets are recognized for deductible temporary differences and operating loss (NOL). Tax credit carryforwards and deferred tax liabilities are recognized for taxable temporary differences. Temporary differences are the differences between the reported amounts of assets and liabilities and their tax bases. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.

TRANSACT ENERGY CORP.

[A Development Stage Company]

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2010

NOTE 8 - INCOME TAXES (CONTINUED)

Net deferred tax assets (liabilities) consist of the following components as of December 31, 2010 and 2009:

	2010	2009
Deferred tax assets:
NOL Carryover	$273,300	$56,000
Related Party Accrual	0	0
Valuation allowance	(273,300)	(56,000)

Net deferred tax asset	$-	$-

The income tax provision differs from the amount of estimated income tax determined by applying the U.S. federal income tax rate to pretax income from continuing operations for the periods ended December 31, 2010 and 2009 due to the following:

	2010		2009
Book Loss (20% statutory rate)	$(217,300)		$(38,200)
Valuation allowance	217,300		38,200

Tax at effective rate	$-	$

At December 31, 2010, the Company had net operating loss carryforwards of approximately $1,087,000 that may be offset against future taxable income from the year 2011 through 2030. No tax benefit has been reported in the December 31, 2010 or 2009 financial statements since the potential tax benefit is offset by a valuation allowance of the same amount.

Due to the change in ownership provisions of the Tax Reform Act of 1986, net operating loss carryforwards for Federal income tax reporting purposes are subject to annual limitations. Should a change in ownership occur, net operating loss carryforwards may be limited as to use in future years.

NOTE 9 - GOING CONCERN

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern.  However, the Company has a working capital deficit and has incurred losses since its inception. These factors raise substantial doubt about the ability of the Company to continue as a going concern. In this regard, management is proposing to raise any necessary additional funds not provided by operations through loans and/or through additional sales of its common stock. There is no assurance that the Company will be successful in raising this additional capital or in achieving profitable operations. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.

NOTE 10 - RELATED PARTY TRANSACTIONS

Management Compensation - In October 2010 the Company issued 125,000 common shares to a former officer for consulting services valued at $58,750.

During the year the Company paid $70,944 as compensation to a former executive of the Company of which $26,053 is due from this former executive as a result of his early termination of his employment agreement (see Note 12).

The Company has also accrued executive compensation of $250,000 to the President of the Company for the year ended December 31, 2010 (See Note 12).

During the year the Company issued 139,684 common shares to the Chief Financial Officer of the Company and accrued compensation of $37,500 to December 2010 (See Note 12).

TRANSACT ENERGY CORP.

[A Development Stage Company]

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2010

Office Space - The Company shared office space with a related company of an officer/shareholder on a month to month basis to June 30, 2010. Effective July 1, 2010 the Company committed to an office lease (see Note 12), and agreed to sub-lease on a month to month basis a portion to a related party for $2,557 per month. As of December 31, 2010 the Company had a net payable of $6,384 for the use of telephone, fax and office equipment.

NOTE 11 - LOSS PER SHARE

The following data show the amounts used in computing loss per share for the periods presented:

	Year ended	Year ended
	December 31	December 31,
	2010	2009

Loss from operations available to common shareholders
(numerator)	$(1,086,561)	$(191,386)

Weighted average number of common shares
outstanding during the period used in loss per
share (denominator)	11,347,937	9,754,586

Dilutive loss per share was not presented, as the Company had no common equivalent shares for all periods presented that would affect the computation of diluted loss per share.

NOTE 12 – COMMITMENTS AND CONTINGENCIES

Compensation agreement - Effective October 1, 2009 through September 30, 2011, the Company entered into a compensation agreement with Shahhid Shafiq Vohra to assist the Company with business development globally for consideration of $90,000 for the contract period to be paid over 12 months plus 100,000 common shares of the Company valued at $0.55 per share which were issued in July 2010. On September 30, 2010 Shahhid Vohra resigned and terminated the agreement. Vohra threatened legal action after making a claim against the Company of $44,264 through his legal council. The Company has claimed back that Vohra owes them $26,052 and intends on pursuing this claim. The $26,052 has been charged to operations as consulting fees. If any funds are received they will be recorded as an expense recovery in the year received.

Compensation agreement - During January 2010 the Company entered into an agreement with an outside consultant to serve as the Chief Financial Officer of the Company through December 31, 2010 with continuing one month extensions until cancelled. Compensation for the services will be $12,500 per month and is payable in common stock of the Company until such time as the Company secures its first $500,000. During the year the Company issued 139,684 common shares valued from $.40 to $1.88 per share to satisfy this compensation agreement for the months of January to September 2010 valued at $105,242. Compensation for the period October to December 2010 has been accrued as a liability in the amount of $37,500.

Lease agreement - The Company is committed to a three year lease for office space which commences July 1, 2010 and expires on June 30, 2013. The annual minimum lease payments over this three year period for this office space are $9,092 per year plus common area costs and Harmonized Sales Tax. The Company has also agreed to sub-lease a portion to a related party on a month to month basis for $2,557 per month. The future minimum lease payments through June 30, 2013 are as follows:

Year ending December 31,	2011	$9,092
	2012	9,092
	2013	4,546
		$22,730

TRANSACT ENERGY CORP.

[A Development Stage Company]

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2010

NOTE 12 – COMMITMENTS AND CONTINGENCIES (CONTINUED)

Financing agreement - In May 2010 the Company also entered into a financing brokerage agreement where the broker introduced potential investors up to November 11, 2010. As a retainer for their services the Company issued in July 2010, 10,000 common shares valued at $.55 per share and agreed to pay 8% on funds raised. To date cash compensation of $6,400 has been paid for $80,000 raised as two convertible debentures and in addition, this agreement has been terminated as of December 31, 2010.

Financing agreement - In April 2010 the Company entered into an investment banking agreement to arrange funding of not less than $6,000,000 through the sale of common shares of the Company. The Company has agreed to pay a fee in the amount of $50,000 of which $15,000 was paid and still held in escrow, to be disbursed for third party due diligence expenses according to the terms of the agreement. Under the terms of the agreement the Company has also agreed to pay a fee of not less than 2% of the monies obtained as a loan and 8% of the monies obtained via equity investors. In November 2010 the Company terminated this agreement due to unfulfilled terms and requested the funds held in escrow to be released back to the Company. As of December 31,2010 the Company has not received any funds nor any response and has expensed the $15,000 as consulting fees. If any funds are returned they will be recorded as an expense recovery in the year received.

Compensation agreement - In February 2010, the Board of Directors of TransAct Energy appointed Rod Bartlett as the new President, Chief Executive Officer and as an independent director. The Agreement pays an annual base salary of $250,000 which has been accrued to date, with a cash bonus annually based on 5% of EBITDA and a stock bonus formulated around the return on invested capital where the issued and outstanding stock of the Company times the rate of return divided by ten will equate to the stock issued.

Administration agreement - Effective July 1, 2010 the Company entered into an office administration compensation agreement for one year to June 30, 2011. The terms of this agreement is a salary of $ 42,227 per annum of which $21,114 is included in Compensation payable on the balance sheet plus 50,000 common shares which were issued in November 2010 valued at $23,500 at $.47 per share.

Consulting agreement - Pursuant to an agreement dated September 15, 2010 the Company entered into a strategic and financial consulting agreement to assist the Company in its current financing activities. As an engagement fee for their services, the consultant is to receive 1,000,000 free trading common shares valued at $.50 per share.

In order to facilitate the terms of this agreement the Company by way of special resolution identified certain shareholders of the Company that had sufficient unrestricted common shares and agreed to replace the unrestricted shares with restricted common shares plus an incentive of an additional 10% of bonus shares. In September 2010 the Company issued 1,109,488 common shares, including 100,863 bonus shares, valued at $.50 per share.

In January 2011 the Company terminated this agreement due to the unfulfilled terms by the consultant and demanded a full refund of the shares issued. The Company is currently negotiating for a return of 80% of the original 1,000,000 common shares. This has been reflected as stock subscription receivable in the amount of $550,431 on the balance sheet.

Collaboration agreement - On October 22, 2010 the Company entered into a collaboration agreement to license, sell and distribute certain fuel cell technology in India. The purchase price for the distribution rights is as follows:

i)

50% of the purchase price ($5 million)  to be paid within 30 days after October 22, 2010;

ii)

25% of the purchase price ($2.5 million)  to be paid on or before January 1, 2011;

iii)

25% of the purchase price ($2.5 million)  to be paid on or before January 1, 2012;

If bona fide purchase orders of 10,000 or more are attained on or before January 1, 2012 and completed on or before January 1, 2013, the distributions rights fee will be waived.

The agreement also provides for an option to acquire a license to manufacture, sell and distribute products in India for $15,000,000. To date no payments have been made pursuant to this agreement.

TRANSACT ENERGY CORP.

[A Development Stage Company]

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2010

NOTE 13 – SUBSEQUENT EVENTS

In January 2011, 588,235 common shares were subscribed for at $.17 per share for a total of $100,000.

In February 2011, the Company issued a promissory note to a former officer in the amount of $22,030 which bears interest of $6,000. The note is due on March 4, 2011.

Effective January 1, 2011 the Company entered into a CFO compensation agreement for a term of 5 years to December 31, 2016. The agreement pays an annual base salary of $250,000 and includes a signing bonus of 200,000 shares plus a cash bonus equal to 3% of the annual EBITDA to a maximum of $15,000,000 in the first year with a 10% increase each year thereafter.

In February 2011 the holder of the June 10, 2010 convertible promissory note (see note 5) elected to convert $12,000 of principal into 404,040 common shares of the Company leaving a principal balance outstanding of $13,000.

Also in February 2011 the terms of the June 10, 2010 and October 5, 2010 convertible promissory notes (see note 5) were amended by both parties to include a repayment option. Under this repayment option the borrower has the right to repay the balance of a note in cash equal to 150% of the outstanding principal and interest. On February 24, 2011 the Company paid $22,000 as its right to repay the remaining $13,000 balance of the June 10, 2010 note.

The Company has evaluated subsequent events from the balance sheet date through the date the financial statements were issued and determined there are no additional events to disclose.