Form 10-Q
period 2011-03-31
TRANSACT ENERGY CORP
filed 2011-05-20
CIK 1383394

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

 X .   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011.

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of May 12, 2011:  20,956,930

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

The accompanying financial statements have been prepared by the Company without audit.  In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at March 31, 2011 and 2010 and for the periods then ended have been made.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted.  It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s December 31, 2010 audited financial statements.  The results of operations for the periods ended March 31, 2011 and 2010 are not necessarily indicative of the operating results for the full year.

FINANCIAL STATEMENTS

TRANSACT ENERGY CORP.

[A Development Stage Company]

INTERIM FINANCIAL STATEMENTS

MARCH  31, 2011

______________

(Unaudited)

TRANSACT ENERGY CORP.

 [A Development Stage Company]

(Unaudited)

TRANSACT ENERGY CORP.
(A Development Stage Company)

INTERIM BALANCE SHEETS

	March 31,	December 31,
	2011	2010
	(Unaudited)
ASSETS

Current Assets
Cash	$1,406	$2,498
Interest receivable, net	-	-
Loans receivable, net - related parties	-	-
Prepaid expenses	1,398	903
Total Current Assets	2,804	3,401

Software, net	1,933	2,223

	$4,737	$5,624

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current Liabilities
Accounts payable	$116,069	$60,919
Accounts payable - related party	-	6,384
Accrued interest	32,141	12,664
Compensation payable	376,252	289,949
Deposit for stock purchase	40,000	40,000
Notes payable - net of discount	51,212	37,855
Notes payable - Related parties, net of discount	126,807	104,777
Total Current Liabilities	742,481	552,548

Stockholders' Equity (Deficit)
Preferred stock, $.001 par value,
10,000,000 shares authorized no shares issued and outstanding	-	-
Common Stock, $.001 par value,
100,000,000 shares authorized
20,956,930 (Dec 2010 - 19,964,655) shares issued and outstanding	20,957	19,965
Capital in excess of par value	1,461,265	1,350,257
Subscriptions receivable	-	(550,431)
Deficit accumulated during the development stage	(2,219,966)	(1,366,715)

Total Stockholders' Equity (Deficit)	(737,744)	(546,924)

	$4,737	$5,624

The accompanying notes are an integral part of these financial statements.

TRANSACT ENERGY CORP.
(A Development Stage Company)

INTERIM STATEMENTS OF OPERATIONS

(Unaudited)

	Cumulative
	from inception
	March 15,	Three months	Three months
	2006	ended	ended
	March 31,	March 31,	March 31,
	2011	2011	2010

REVENUE	$-	$-	$-

EXPENSES
General and administrative	1,769,253	806,996	88,500
Unsuccessful lease purchases	18,673	-	-

Total Expenses	1,787,926	806,996	88,500

LOSS BEFORE OTHER INCOME (EXPENSE)	(1,787,926)	(806,996)	(88,500)

Interest income	50,954	-	9,525
Interest expense	(170,836)	(46,255)	(3,833)
Loss on write off of investment in lease	(12,684)	-	-
Allowance for loss on loans receivable and related interest	(299,474)	-	-

LOSS FROM OPERATIONS
BEFORE INCOME TAXES	(2,219,966)	(853,251)	(82,808)

CURRENT TAX EXPENSE	-	-	-

DEFERRED TAX EXPENSE	-	-	-

NET LOSS	$(2,219,966)	$(853,251)	$(82,808)

LOSS PER COMMON SHARE		$(0.04)	$(0.01)

The accompanying notes are an integral part of these financial statements.

TRANSACT ENERGY CORP.
(A Development Stage Company)

INTERIM STATEMENTS OF CASH FLOWS
(Unaudited)

	Cumulative
	from inception
	March 15,	Three months	Three months
	2006 to	ended	ended
	March 31,	March 31,	March 31,
	2011	2011	2010

Cash Flow From Operating Activities:
Net loss for the period	$(2,219,966)	$(853,251)	$(82,808)
Adjustments to reconcile net loss to cash used by
operating activities:
Stock issued for services	285,242	-	-
Stock issued for expenses	4,313	-	-
Debt issued for services	12,847	-	-
Amortization	1,547	290	290
Loss on write off of investment in lease	12,684	-	-
Allowance for interest receivable	50,954	-	-
Allowance for loans receivable	248,521	-	-
Interest expense from beneficial conversion
feature on notes payable	112,430	17,777	-
Stock subscriptions receivable	550,431	550,431	-
Change in assets and liabilities:
Decrease (Increase) in interest receivable	(50,954)	-	(9,526)
Increase in prepaid expenses	(1,398)	(495)	-
Increase (decrease) in accounts payable	122,319	55,150	63,138
Increase (decrease) in accounts payable - Related party	-	(6,384)	-
Increase in compensation payable	376,252	86,303	-
Increase in accrued interest	38,128	19,477	3,833
Net Cash (used) by Operating Activities	(456,650)	(130,702)	(25,073)
Cash Flows From Investing Activities:
Acquisition of oil and gas leases	(12,684)	-	-
Purchase of software	(3,480)	-	-
Loans receivable	(263,521)	-	-
Proceeds from loans receivable	15,000	-	-
Net Cash (Used) by Investing Activities	(264,685)	-	-
Cash Flow From Financing Activities
Proceeds from common stock issuance	429,000	100,000	-
Proceeds received for stock not yet issued	40,000	-	-
Stock offering costs	(13,263)	-
Proceeds from notes payable	280,004	42,610	21,282
Repayment of notes payable	(13,000)	(13,000)	-
Net Cash Provided by Financing Activities	722,741	129,610	21,282
Net Increase (Decrease) in Cash	1,406	(1,092)	(3,791)
Cash at Beginning of Period	-	2,498	3,800
Cash at End of Period	$1,406	$1,406	$9
Supplemental Disclosures of Cash Flow Information:
Cash paid during the period for:
Interest	$9,000	$9,000	$-
Income taxes	$-	$-	$-
Supplemental Schedule of Noncash Investing and Financing Activities:
For the three month period ended March 31, 2011 and 2010:
Shares issued for services	$302,402	$-	$-
Shares issued on conversion of debt	104,701	12,000	-
Shares issued to shareholders in exchange
for free trading shares	554,744	-	-
Subscriptions receivable	(550,431)	550,431	-
Beneficial conversion feature on notes payable	$56,334	$-	$-

The accompanying notes are an integral part of these financial statements.

TRANSACT ENERGY CORP.

[A Development Stage Company]

NOTES TO INTERIM FINANCIAL STATEMENTS

MARCH 31, 2011

(Unaudited)

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

Interim Condensed Financial Statements - The accompanying interim financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at March 31, 2011 and 2010 and for the periods then ended have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s December 31, 2010 audited financial statements. The results of operations for the periods ended March 31, 2011 and 2010 are not necessarily indicative of the operating results for the full year.

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

The Company has no tax positions at March 31, 2011 and 2010 for which the ultimate deductibility is highly certain but for which there is uncertainty about the timing of such deductibility.

The Company recognizes interest accrued related to unrecognized tax benefits in interest expense and penalties in operating expenses. During the years ended December 31, 2010 and 2009, the Company recognized no interest and penalties. The Company had no accruals for interest and penalties at March 31, 2011 and December 31,2010.

The Company is required to file tax returns in the United States. All tax years starting with 2008 are open for examination. The Company has not filed its income tax returns and is currently delinquent. The Company believes there are no taxes owing at March 31, 2011 and December 31, 2010.

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

MARCH 31, 2011

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

Accounting Standards Update (“ASU”) ASU No. 2009-05 (ASC Topic 820), which amends Fair Value Measurements and Disclosures – Overall, ASU No. 2009-13 (ASC Topic 605),

Multiple-Deliverable Revenue Arrangements, ASU No. 2009-14 (ASC Topic 985), Certain Revenue Arrangements that include Software Elements, and various other ASU’s No. 2009-2 through ASU No. 2011-4 which contain technical corrections to existing guidance or affect guidance to specialized industries or entities were recently issued. These updates have no current applicability to the Company or their effect on the financial statements would not have been significant.

Foreign Currency Translation - The Financial statements are presented in United States dollars. In accordance with ASC 830 “foreign Currency Matters”, foreign denominated monetary assets and liabilities are translated into Their United States dollar equivalents using foreign exchange rates which prevailed at the balance Sheet date. Non monetary assets and liabilities are translated at the exchange rates prevailing at the transaction date. Revenue and expenses are translated at average rate of exchange during the year. Gains or losses resulting from foreign currency transaction are included in results of operation.

Stock Offering Costs - Costs incurred in connection with stock offerings will be deferred and offset against the proceeds of the stock offering. Costs incurred in connection with unsuccessful offerings will be expensed.

Reclassification – Certain prior year amounts have been reclassified to conform with current year presentation.

NOTE 2 – LOANS RECEIVABLE – RELATED PARTY

The $12,000, $5,000, $7,000, $212,000 and $12,520 loans receivable from a company whose sole shareholder holds less than 10% in TransAct, are secured and were due on November 1, November 10, November 29, December 6 and December 6, 2010, respectively. The loans are secured by certain assets and equipment of the company and bear interest at rates between 15% and 18% per annum for the terms of the loans. At March 31, 2011 and December 31, 2010 interest receivable was $50,954. These notes have not been granted an extension, are in default and management has formally demanded payment of the outstanding principal and interest and may pursue legal action if the cost of said action can be justified. At December 31, 2010 the Company recorded a total allowance of $299,474 charged to operations including principal of $248,520 and interest of $50,954.

NOTE 3 - SOFTWARE

			Net Book Value
	Cost	Accumulated Amortization	March 31, 2011	Dec 31 2010

Software	$3,480	$1,547	$1,933	$2,223

TRANSACT ENERGY CORP.

[A Development Stage Company]

NOTES TO INTERIM FINANCIAL STATEMENTS

MARCH 31, 2011

(Unaudited)

NOTE 4 – NOTES PAYABLE

The $25,000 convertible promissory note dated June 10, 2010 and $40,000 convertible promissory note dated October 5, 2010 bear interest at 8% per annum and were due and payable on March 11, 2011 and July 7, 2011, respectively. The holder had the option to convert the entire principal amount of each particular note on or before March 11, 2011 and July 7, 2011 into common shares of the Company based on a conversion rate of 60% of the Market Price being the average of the lowest three trading prices over the past ten days prior to the conversion. At no time may the holder convert into an amount of shares which would result in the holder and its affiliates to beneficially own more than 4.99% of the outstanding shares of common stock. In February 2011 the holder elected to convert $12,000 of the June 10, 2010 note into 404,040 common shares of the Company which were issued. In February 2011 the terms of the June 10, 2010 and October 5, 2010 convertible promissory notes were amended by both parties to include a repayment option. Under this repayment option the borrower has the right to repay the balance of a note in cash equal to 150% of the outstanding principal and interest. On February 24, 2011 the Company paid $22,000 including $9,000 of interest to repay the remaining $13,000 balance of the June 10, 2010 note (see Note 11).

Accrued interest for the notes at March 31, 2011 and December 31, 2010 were $1,552 and $2,515 respectively . A beneficial conversion feature of $53,334 has been recorded as a discount to the notes with an offset to additional paid in capital. The discount will be amortized over the life of the notes. Interest expense relating to the notes for the period ended March 31, 2011 and year ended December 31, 2010 were $17,777 and $26,189 repectively. At March 31, 2011 the remaining unamortized discount was $ 9,368.

The $20,580 ($20,000 CDN) promissory note payable dated March 31, 2011 is unsecured and bears interest at 60% per annum or $2,058 ($2,000 CDN) whichever is greater. The note is due on demand and may be prepaid in whole or part without penalty. Accrued interest was $2,058 at March 31, 2011.

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

b)

The $17,500 promissory note payable to a company whose shareholders hold less than 10% in TransAct is unsecured, bears interest at 10% per annum and is due on demand. This note is currently in default.

c)

Promissory notes payable totalling $74,277 to an officer and shareholder are secured by certain assets and equipment of the Company and bear interest at 8% and 10% per annum and are due on demand.

d)

A $3,000 convertible promissory note payable to a former officer is secured by certain assets and equipment of the Company and bore interest at 8% per annum through the due date in November 2010 and is currently in default and bearing interest at the highest lawful rate. A beneficial conversion feature of $3,000 has been recorded as a discount to the note with an offset to additional paid in capital. The discount was fully amortized in 2010.

e)

A $22,030 promissory note payable dated February 24,2011 to a former officer bears interest of $6,000 and was due on March 4,2011. This note is accruing interest at $360 per day for every day after March 4, 2011 until the note is repaid in full.

Accrued interest and late fees for the notes at March 31,2011 and December 31, 2010 was $28,531 and $4,913 respectively.

TRANSACT ENERGY CORP.

[A Development Stage Company]

NOTES TO INTERIM FINANCIAL STATEMENTS

MARCH 31, 2011

(Unaudited)

NOTE 6 - CAPITAL STOCK

Preferred Stock - The Company has authorized 10,000,000 shares of preferred stock, $.001 par value, with such rights, preferences and designations and to be issued in such series as determined by the Board of Directors. No shares are issued and outstanding at March 31, 2011 and December 31, 2010.

Common Stock - The Company has authorized 100,000,000 shares of common stock, $.001 par value, with such rights, preferences and designations and to be issued in such series as determined by the Board of Directors.

In December 2010 proceeds were received for 200,000 common shares at $.15 per share and 50,000 common shares at $.20 per share for a total of $ 40,000. To date the shares have not been issued and the proceeds received are a liability on the balance sheet.

In January 2011 the Company issued 588,235 common shares at $.17 per share for total proceeds received of $100,000.

In February 2011 the Company issued 404,040 common shares pursuant to a convertible option of a note payable totaling $12,000 at $.0297 per share.

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

NOTE 8 - RELATED PARTY TRANSACTIONS

Management Compensation – The Company has accrued executive compensation of $62,500 to the President of the Company for the period ended March 31, 2011 (See Note 10).

The Company has accrued executive compensation of $62,500 to the CFO of the Company for the period ended March 31, 2011 (See Note 10).

NOTE 9 - LOSS PER SHARE

The following data show the amounts used in computing loss per share for the periods presented:

	Three months ended	Three months ended
	March 31,	March 31,
	2011	2010

Loss from operations available to common shareholders (numerator)	$(853,251)	$(82,808)

Weighted average number of common shares outstanding during the period used in loss per share (denominator)	20,723,021	10,502,000

Dilutive loss per share was not presented, as the Company had no common equivalent shares for all periods presented that would affect the computation of diluted loss per share.

TRANSACT ENERGY CORP.

[A Development Stage Company]

NOTES TO INTERIM FINANCIAL STATEMENTS

MARCH 31, 2011

(Unaudited)

NOTE 10 – COMMITMENTS AND CONTINGENCIES

Compensation agreement - Effective October 1, 2009 through September 30, 2011, the Company entered into a compensation agreement with Shahhid Shafiq Vohra to assist the Company with business development globally for consideration of $90,000 for the contract period to be paid over 12 months plus 100,000 common shares of the Company valued at $0.55 per share which were issued in July 2010. On September 30, 2010 Shahhid Vohra resigned and terminated the agreement. Vohra has threatened legal action after making a claim against the Company of $44,264 through his legal counsel. The Company has claimed back that Vohra owes them $26,052 and intends on pursuing this claim. The $26,052 was charged to operations for the year ended December 31, 2010 as consulting fees. If any funds are received they will be recorded as an expense recovery in the year received.

Compensation agreement - Effective January 1, 2011 the Company entered into a CFO compensation agreement for a term of 5 years to December 31, 2016. The agreement pays an annual base salary of $250,000 and includes a signing bonus of 200,000 shares which have not been issued plus a cash bonus equal to 3% of the annual EBITDA to a maximum of $15,000,000 in the first year with a 10% increase each year thereafter.

Lease agreement - The Company is committed to a three year lease for office space which commences July 1, 2010 and expires on June 30, 2013. The annual minimum lease payments over this three year period for this office space are $9,146 ($8,888 CDN) per year plus common area costs and Harmonized Sales Tax. The future minimum lease payments through June 30, 2013 are as follows:

Year ending December 31, 2011	$9,146
2012	9,146
2013	4,573
$22,865

Financing agreement - In April 2010 the Company entered into an investment banking agreement to arrange funding of not less than $6,000,000 through the sale of common shares of the Company. The Company had agreed to pay a fee in the amount of $50,000 of which $15,000 was paid and still held in escrow, to be disbursed for third party due diligence expenses according to the terms of the agreement. Under the terms of the agreement the Company had also agreed to pay a fee of not less than 2% of the monies obtained as a loan and 8% of the monies obtained via equity investors. In November 2010 the Company terminated this agreement due to unfulfilled terms and requested the funds held in escrow to be released back to the Company. As of March 31, 2011 the Company has not received any funds nor any response. The amount was expensed as consulting fees in the year ended December 31,2010. If any funds are returned they will be recorded as an expense recovery in the year received.

Compensation agreement – The President and Chief Executive Officer agreement pays an annual base salary of $250,000 which has been accrued to date, with a cash bonus annually based on 5% of EBITDA and a stock bonus formulated around the return on invested capital where the issued and outstanding stock of the Company times the rate of return divided by ten will equate to the stock issued.

Administration agreement - Effective July 1, 2010 the Company entered into an office administration compensation agreement for one year to June 30, 2011 which includes a salary of $ 43,218 ( $42,000 CDN) per annum. At March 31, 2011 $ 11,774 is included in Compensation payable on the balance sheet.

Consulting agreement - Pursuant to an agreement dated September 15, 2010 the Company entered into a strategic and financial consulting agreement to assist the Company in its current financing activities. As an engagement fee for their services, the consultant was to receive 1,000,000 free trading common shares valued at $.50 per share.

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

TRANSACT ENERGY CORP.

[A Development Stage Company]

NOTES TO INTERIM FINANCIAL STATEMENTS

MARCH 31, 2011

(Unaudited)

NOTE 10 – COMMITMENTS AND CONTINGENCIES (CONTINUED)

In January 2011 the Company, due to the unfulfilled terms by the consultant, demanded a full refund of the shares issued. The Company is currently negotiating for a return of 70% of the original 1,000,000 free trading common shares. As of March 31, 2011 the Company has not received any return of the shares nor any response and has expensed the stock subscription receivable in the amount of $550,431 as consulting fees. If any shares are returned they will be recorded as an expense recovery in the period received.

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

The agreement also provides for an option to acquire a license to manufacture, sell and distribute products in India for $15,000,000. The agreement is currently in default and to date no payments have been made pursuant to this agreement.

NOTE 11 – SUBSEQUENT EVENTS

On April 21, 2011 the Company repaid the October 5, 2010 convertible promissory note payable in full in the amount of $ 61,600 (See Note 4).

On April 22, 2011 the Company issued an unsecured $25,000 promissory note payable which bears interest at 60% per annum or $2,500 whichever is greater. The note is due on demand and may be prepaid in whole or part without penalty.

On April 22, 2011 the Company issued a $46,660 promissory note payable to a former officer which bears interest at 1% per diem. The note is due on demand and may be prepaid in whole or part without penalty. The holder has the option to convert $10,000 of the principal amount on or before April 28, 2011 into 750,000 common shares of the Company. No shares have been converted to date.

The Company has evaluated subsequent events from the balance sheet date through the date the financial statements were issued and determined there are no additional events to disclose.

ITEM 2. PLAN OF OPERATIONS

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

OUR BUSINESS

We formed as a Nevada corporation on March 15, 2006 as TransAct Energy Corp. Although our business plan called for the securing and managing of any energy leasehold, the Company focused on securing producing and non-producing oil and gas leases in Alberta, Canada. On September 7, 2006 we acquired a one hundred percent (100%) interest in a Petroleum and Natural Gas Lease, from the province of Alberta, Canada for twelve thousand and fifty-one dollars ($12,051), the MedHat Project. We did not develop this resource. We looked to expand our holdings in Alberta through acquisitions and joint ventures for the following two years. We have since discontinued our efforts in Alberta and allowed this lease to lapse.

A distinct trend appeared in the energy sector supporting sustainable energies. About the same time in late 2008 the Company was introduced to Dr. Mory Gomshei, one of the world’s leading geothermal experts and two of his geothermal power (using superheated water from the earth to turn turbines) projects in British Columbia, Canada. The acquisition, resource evaluation, exploration process and administration for geothermal are very similar and in many jurisdictions come under the petroleum sector. We worked with independent companies Aqua Terra Power and Aqua Terra Geothermal through the balance of 2009 on the two geothermal power projects in British Columbia. Other than lending Aqua Terra funds no formal arrangement was entered into pending them securing drill permits on the two projects. AquaTerra Power was unsuccessful in extending the licenses or converting them to leases and as such no further work was done.

TransAct in mid-2009 started introducing the concept of geothermal power to markets in Western and South Asia with the plan to enter joint venture relationships to develop geothermal power projects in these areas. To enter these markets as a power producer the Company found it strategic to offer to develop traditional carbon fuelled power projects in addition. After discussions with the Republic of Iraq regarding geothermal opportunities in Northern Iraq, the Company, together with Spectrum Energy Project Investments (a UAE power company), submitted applications to the Basra Investment Commission to develop/manage three natural gas power plants. These multi-billion dollar projects come with long-term power purchase agreements (PPA) and sovereign guarantees and our application through Spectrum was shortlisted. We were unsuccessful in completing our acquisition of 50% of Spectrum and the initial offering lapsed.

On August 31, 2009, TransAct Energy completed and closed its initial public offering at twenty-five cents ($0.25) per share selling one million one hundred and two thousand shares (1,102,000) for a total capital raise of two-hundred and seventy four thousand three hundred and ninety-eight dollars ($274,398 USD). The majority of these funds were placed with Aqua Terra Power as convertible notes.

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

In the first quarter of 2011, the Company continued its efforts to promote the Altergy “Freedom Power” hydrogen fuel cell power backup system in India and now has the opportunity to have the system tested by two large telecommunication tower companies and the government. We intend to send two units and an installation team from Altergy to India in our second quarter. We also continued the promotion of the Square One Solar technology in India and Greece during the first quarter and may have found potential manufacturing and solar farm joint venture partners in both places. Negotiations are expected to continue to a conclusion in the second quarter.

In January we concluded an agreement in principle on the Joint Development Agreement for a Southeast Asia power project, subject to funding our initial equity requirements. We also initiated our involvement in large power plant projects in Mozambique, South Africa and Tanzania.

A small private placement of $100,000 was secured in January and larger financing has been under negotiation throughout the quarter with a conclusion expected in the second quarter.

PLAN OF OPERATION

The Company works to secure long -term power projects under build own operate (“BOO”) schemes that have guaranteed revenues. These long-term projects will provide the foundation for the Company’s future earnings. To secure these projects we have been building relationships in high power deficit countries where projects can attract international funding and underwriting. Joint Venture relationships are formed with local partners, international contractors and engineers to facilitate a sustainable project with limited environmental impact. The Company intends to conclude a joint development agreement on one significant power project during the second quarter.

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

We anticipate some form of agreement on a joint development for manufacturing solar panels in India during second quarter. The Altergy Systems, Freedom Power™ is expected to be shipped with Altergy installers to at least two test facilities in India during the second quarter; with some reactions from both the government and the test companies 30 days thereafter.

We intend to continue our efforts to communicate the Company’s mission to would be investors, financiers and existing shareholders through our website, press releases, interviews and direct meetings with the stock brokerage community. To this end we intend to engage the services of an investor/public relations firm in quarter two.

In terms of project financing the Company has conditional expressions of interest to finance its first projects and will continue to develop project financing relationships with key banks, individuals and underwriters. The Company is also developing funding sources that will take out the construction debt/equity structures upon power plant commissioning; in order that the funder may secure ten to fifteen year guaranteed revenue streams. This will allow TransAct and its joint venture partners to move their funds into other projects on an ongoing basis. We will continue through the second quarter to conclude financing for the Company that will be instrumental in meeting the Company’s obligations and launch several sustainable power initiatives.

SUBSEQUENT EVENTS

In April the Company borrowed funds under short-term demand notes from shareholders of the Company to repay the remaining portion of the Asher Enterprises convertible promissory note plus a penalty in order to stop any further conversion or dilution by Asher.

RESULTS OF OPERATIONS

During the three months ended March 31, 2011, the Company worked diligently on its business and maintaining its reporting status with the SEC.

Results of Operations for the Three Months Ended March 31, 2011 Compared to The Three Months Ended March 31, 2010

We did not generate any revenue from January 1, 2011 to March 31, 2011 as was the same for the three month period in 2010. For the three months ended March 31, 2011 our general and administrative expenses were $806,996 compared to $88,500 for the same period in 2010. Expenses consisted of professional fees, administrative and management fees and miscellaneous expenses. The main difference between the two periods was management compensation which was $30,242 for the period ending 2010 and $125,000 for the period ending March 2011. Consulting fees were $638,028 for the period with $22,595 reported in 2010. Travel/ Meeting expenses climbed to $12,416 versus $8,012 for the previous year first three months of 2010. As a result, we have reported a net loss of $(853,251) for the period ended March 31, 2011. Our total net loss from January 1, 2010 through March 31, 2010 was $(82,808)

Stock-Based Compensation Costs

There was no stock based compensation for the period ended March 31, 2011. There was stock based compensation of $30,242 for the same period in 2010. The shares are a part of our executive compensation plan, and are issued to obtain, retain and motivate our directors, executives and employees.

LIQUIDITY AND CAPITAL RESOURCES

As of March 31, 2011, we have $1,406 in cash, interest receivable of $0, and loans receivable of $0. Our current liabilities consist of accounts payable in the amount of $116,069 and notes payable, net of discount of $178,019 with accrued interest of $32,141, deposit on stock purchase of $40,000 and compensation payable of $376,252.

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rules 13a-15(e) and 15d-15(e) promulgated under the Exchange Act. Based on this evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were effective at a reasonable assurance level as of March 31, 2011, the end of the period covered by this report.

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

Terra Energy Corp. whose President Chris van Vliet is a shareholder of TransAct through his legal council Palkowski & Company threatened in October 2010 to take legal action against TransAct Energy Corp. in regards to a $10,000 convertible promissory note. Terra Energy demanded conversion of the note to which TransAct Energy decided under the terms of the note they were not entitled to and instead issued them a check for payment in full which was promptly refused by Terra Energy. Since this time their legal counsel Mr. Robert J. Palkowski is no longer practicing law and no further action has been taken. Terra Energy has verbally represented that they will only be satisfied with an issuance of common stock as demanded. We have had a legal review of the note in question and will defend the Company vigorously from any further claim.

Aqua Terra Power Corp. whose president is Chris van Vliet a shareholder of TransAct Energy Corp. borrowed money from TransAct Energy in regards to geothermal projects in British Columbia, Canada. At the time TransAct was contemplating acquiring Aqua Terra Power if they were successful in their geothermal exploration. Aqua Terra was not successful and any contemplated relationship was terminated. Since that time the Aqua Terra notes payable to TransAct Energy, now totaling $306,766 matured and were demanded. No payment has been made and to the best of our understanding they have no ability to repay this debt. We will take legal action if the cost of said action can be justified.

Mr. Shahhid Vohra was under a two year contract with TransAct Energy Corp. This relationship was terminated by Vohra and accepted effective the end of September 2010. Vohra threatened legal action after making a claim against the Company of $44,263 through his counsel Robert J. Palkowski. The Company disagreed with the claim and instead claimed back that Vohra owed them $26,052. The Company intends on pursuing these funds. Vohra to date has taken no further action other than disparaging the Company to clients Vohra was aware of. The Company is assessing if any material damage has occurred.

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

In January the Company demanded a refund from Delphina Group for non-performance. Delphina’s representative verbally agreed to return 700,000 of the million shares that were issued to them and then in a subsequent correspondence changed their offer to return 500,000 shares when the Company’s stock was trading at $0.35 per share consistently. The Company is evaluating its legal position and will decide what legal course of action is best suited.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

The Company sold 588,235 shares for $100,000 in January 2011.

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

Date: May 19th, 2011

By: /s/ Rod Bartlett

Rod Bartlett

President,

Chief Executive Officer