Form 10-Q
period 2011-06-30
TRANSACT ENERGY CORP
filed 2011-09-22
CIK 1383394

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

 X .   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011.

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

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes  X . No      .

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of September 20, 2011: 22,332,669

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

The accompanying financial statements have been prepared by the Company without audit.  In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at June 30, 2011 and 2010 and for the periods then ended have been made.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted.  It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s December 31, 2010 audited financial statements.  The results of operations for the periods ended June 30, 2011 and 2010 are not necessarily indicative of the operating results for the full year.

FINANCIAL STATEMENTS

TRANSACT ENERGY CORP.

[A Development Stage Company]

INTERIM FINANCIAL STATEMENTS

JUNE  30, 2011

______________

(Unaudited)

TRANSACT ENERGY CORP.

 [A Development Stage Company]

(Unaudited)

CONTENTS

PAGE

—

Interim Balance Sheets

5

—

Interim Statements of Operations

6

—

Interim Statements of Cash Flows

7

—

Notes to Interim Financial Statements

8

TRANSACT ENERGY CORP.

(A Development Stage Company)

INTERIM BALANCE SHEETS

ASSETS
	June 30,	December 31,
	2011	2010
	(Unaudited)

Current Assets
Cash	$6	$2,498
Prepaid expenses	1,398	903
Total Current Assets	1,404	3,401

Software, net	1,643	2,223

	$3,047	$5,624

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current Liabilities
Accounts payable	$136,959	$60,919
Accounts payable - related party	-	6,384
Accrued interest	6,087	2,515
Accrued interest - related party	91,676	10,149
Compensation payable	456,886	289,949
Deposit for stock purchase	-	40,000
Notes payable - net of discount	61,295	37,855
Notes payable - Related parties, net of discount	163,467	104,777
Total Current Liabilities	916,370	552,548

Stockholders' Equity (Deficit)
Preferred stock, $.001 par value, 10,000,000 shares authorized no shares issued and outstanding	-	-
Common Stock, $.001 par value, 100,000,000 shares authorized22,332,669 (Dec 2010 - 19,964,655) shares issued and outstanding	22,333	19,965
Capital in excess of par value	1,518,275	1,350,257
Subscriptions receivable	-	(550,431)
Deficit accumulated during the development stage	(2,453,931)	(1,366,715)

Total Stockholders' Equity (Deficit)	(913,323)	(546,924)

	$3,047	$5,624

TRANSACT ENERGY CORP.

(A Development Stage Company)

INTERIM STATEMENTS OF OPERATIONS

(Unaudited)

	Cumulative
	from Inception March 15,	Three months	Six months	Three months	Six months
	2006	ended	ended	ended	ended
	to June 30,	June 30,	June 30,	June 30,	June 30,
	2011	2011	2011	2010	2010

REVENUE	$-	$-	$-	$-	$-

EXPENSES
General and administrative	1,938,599	169,346	976,342	223,844	312,344
Unsuccessful lease purchases	18,673	-	-	-	-

Total Expenses	1,957,272	169,346	976,342	223,844	312,344

LOSS BEFORE OTHER INCOME (EXPENSE)	(1,957,272)	(169,346)	(976,342)	(223,844)	(312,344)

Interest income	50,954	-	-	9,631	19,156
Interest expense	(270,319)	(99,483)	(145,738)	(4,779)	(8,612)
Gain on debt settlement	34,864	34,864	34,864	-	-
Loss on write off of investment in lease	(12,684)	-	-	-	-
Loss on loans receivable and related interest	(299,474)	-	-	-	-

LOSS FROM OPERATIONS
BEFORE INCOME TAXES	(2,453,931)	(233,965)	(1,087,216)	(218,992)	(301,800)

CURRENT TAX EXPENSE	-	-	-	-	-

DEFERRED TAX EXPENSE	-	-	-	-	-

NET LOSS	$(2,453,931)	$(233,965)	$(1,087,216)	$(218,992)	$(301,800)

LOSS PER COMMON SHARE		$(0.01)	$(0.05)	$(0.02)	$(0.03)

The accompanying notes are an integral part of these financial statements.

TRANSACT ENERGY CORP.

(A Development Stage Company)

INTERIM STATEMENTS OF CASH FLOWS

(Unaudited)

	Cumulative
	from inception March 15,	Six months	Six months
	2006 to	ended	ended
	June 30,	June 30,	June 30,
	2011	2011	2010
Cash Flow From Operating Activities:
Net loss for the period	$(2,453,931)	$(1,087,216)	$(301,800)
Adjustments to reconcile net loss to cash used by
operating activities:
Stock issued for services	288,242	3,000	-
Stock issued for expenses	4,313	-	-
Debt issued for services	12,847	-	-
Amortization	1,837	580	580
Loss on write off of investment in lease	12,684	-	-
Allowance for interest receivable	50,954	-	-
Allowance for loans receivable	248,521	-	-
Interest expense from beneficial conversion
feature on notes payable	124,548	29,895	-
Loss on stock subscriptions receivable	550,431	550,431	-
Gain on debt settlement	(34,864)	(34,864)	-
Change in assets and liabilities:
Decrease (Increase) in interest receivable	(50,954)	-	(19,156)
Increase in prepaid expenses	(1,398)	(495)	(16,615)
Increase (decrease) in accounts payable	143,209	76,040	222,472
Increase (decrease) in accounts payable - Related party	-	(6,384)
Increase in compensation payable	494,386	204,437	-
Increase in accrued interest	103,750	85,099	8,612
Net Cash (used) by Operating Activities	(505,425)	(179,477)	(105,907)

Cash Flows From Investing Activities:
Acquisition of oil and gas leases	(12,684)	-	-
Purchase of software	(3,480)	-	-
Loans receivable	(263,521)	-	-
Proceeds from loans receivable	15,000	-	-
Net Cash (Used) by Investing Activities	(264,685)	-	-

Cash Flow From Financing Activities
Proceeds from common stock issuance	469,000	100,000	-
Proceeds received for stock not yet issued	-	-	-
Stock offering costs	(13,263)	-	-
Proceeds from notes payable	367,379	129,985	102,707
Repayment of notes payable	(53,000)	(53,000)	-
Net Cash Provided by Financing Activities	770,116	176,985	102,707

Net Increase (Decrease) in Cash	6	(2,492)	(3,200)
Cash at Beginning of Period	-	2,498	3,800
Cash at End of Period	6	6	600

Supplemental Disclosures of Cash Flow Information:
Cash paid during the period for:
Interest	$30,600	$30,600	$-
Income taxes	$-	$-	$-
Supplemental Schedule of Noncash Investing and Financing Activities:
For the three month period ended June 30, 2011 and 2010:
Shares issued for services	$305,402	$3,000	$-
Shares issued on conversion of debt	114,701	22,000	-
Shares issued to shareholders in exchange for free trading shares	554,744	-	-
Subscriptions receivable	(550,431)	-	-
Beneficial conversion feature on notes payable	$59,084	$2,750	$-

TRANSACT ENERGY CORP.

[A Development Stage Company]

NOTES TO INTERIM FINANCIAL STATEMENTS

JUNE 30, 2011

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

Interim Condensed Financial Statements - The accompanying interim financial statements have been prepared by the Company without audit.  In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at  June 30, 2011 and 2010 and for the periods then ended have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted.  It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s December 31, 2010 audited financial statements.  The results of operations for the periods ended June 30, 2011 and 2010 are not necessarily indicative of the operating results for the full year.

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

The Company has no tax positions at June 30, 2011 and 2010 for which the ultimate deductibility is highly certain but for which there is uncertainty about the timing of such deductibility.

The Company recognizes interest accrued related to unrecognized tax benefits in interest expense and penalties in operating expenses. During the years ended December 31, 2010 and 2009, the Company recognized no interest and penalties. The Company had no accruals for interest and penalties at June 30, 2011 and December 31, 2010. All tax years starting with 2008 are open for examination.

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

JUNE 30, 2011

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

Accounting Standards Update (“ASU”) ASU No. 2009-05 (ASC Topic 820), which amends Fair Value Measurements and Disclosures – Overall, ASU No. 2009-13 (ASC Topic 605), Multiple-Deliverable Revenue Arrangements, ASU No. 2009-14 (ASC Topic 985), Certain Revenue Arrangements that include Software Elements, and various other ASU’s No. 2009-2 through ASU No. 2011-8 which contain technical corrections to existing guidance or affect guidance to specialized industries or entities were recently issued.  These updates have no current applicability to the Company or their effect on the financial statements would not have been significant.

Foreign Currency Translation - The Financial statements are presented in United States dollars. In accordance with ASC 830 “Foreign Currency Matters”, foreign denominated monetary assets and liabilities are translated into their United States dollar equivalents using foreign exchange rates which prevailed at the balance sheet date. Non-monetary assets and liabilities are translated at the exchange rates prevailing at the transaction date. Revenue and expenses are translated at average rate of exchange during the year. Gains or losses resulting from foreign currency transactions are included in results of operation.

Stock Offering Costs - Costs incurred in connection with stock offerings will be deferred and offset against the proceeds of the stock offering.  Costs incurred in connection with unsuccessful offerings will be expensed.

Reclassification – Certain prior year amounts have been reclassified to conform with current year presentation.

NOTE 2 – LOANS RECEIVABLE – RELATED PARTY

The $12,000, $5,000, $7,000, $212,000 and $12,520 loans receivable from a company whose sole shareholder holds less than 10% in TransAct, are secured and were due on November 1, November 10, November 29, December 6 and December 6, 2010, respectively. The loans are secured by certain assets and equipment of the company and bear interest at rates between 15% and 18% per annum for the terms of the loans. At June 30, 2011 and December 31, 2010 interest receivable was $50,954. These notes have not been granted an extension, are in default and management has formally demanded payment of the outstanding principal and interest and may pursue legal action if the cost of said action can be justified. At December 31, 2010 the Company recorded a total allowance of $299,475 charged to operations including principal of $248,521 and interest of $50,954.

NOTE 3 – SOFTWARE

		Accumulated	Net Book Value
	Cost	Amortization	June 30, 2011	Dec 31 2010

Software	$3,480	$1,837	$1,643	$2,223

TRANSACT ENERGY CORP.

[A Development Stage Company]

NOTES TO INTERIM FINANCIAL STATEMENTS

JUNE 30, 2011

(Unaudited)

NOTE 4 – NOTES PAYABLE

The $25,000 convertible promissory note dated June 10, 2010 and $40,000 convertible promissory note dated October 5, 2010 bore interest at 8% per annum and were due and payable on March 11, 2011 and July 7, 2011, respectively. The holder had the option to convert the entire principal amount of each particular note on or before March 11, 2011 and July 7, 2011 into common shares of the Company based on a conversion rate of 60% of the market price being the average of the lowest three trading prices over the past ten days prior to the conversion. At no time could the holder convert into an amount of shares which would result in the holder and its affiliates to beneficially own more than 4.99% of the outstanding shares of common stock. In February 2011 the holder elected to convert $12,000 of the June 10, 2010 note into 404,040 common shares of the Company which were issued. In February 2011 the terms of the June 10, 2010 and October 5, 2010 convertible promissory notes were amended by both parties to include a repayment option. Under this repayment option the borrower had the right to repay the balance of a note in cash equal to 150% of the outstanding principal and interest. On February 24, 2011 the Company paid $22,000 including $9,000 of interest to repay the remaining $13,000 balance of the June 10, 2010 note. In addition, on April 21, 2011 the Company paid $61,600 including $21,600 of interest to repay the $40,000 note dated October 5, 2010.

Accrued interest for the notes at June 30, 2011 and December 31, 2010 were $ 0 and $2,515 respectively. A beneficial conversion feature of $53,334 has been recorded as a discount to the notes with an offset to additional paid in capital. The discount will be amortized over the life of the notes. Interest expense relating to the notes for the period ended June 30, 2011 was $28,085. The remaining unamortized discount has been expensed as interest since the note was repaid during the period.

The $25,000 and $20,740 ($20,000 CAD) promissory notes payable dated April 22, 2011 and March 31, 2011 respectively are unsecured and bear interest at 60% per annum or $2,500 and $2,074 ($2,000 CAD) respectively whichever is greater. The notes are due on demand and may be prepaid in whole or part without penalty. Accrued interest was $5,938 at June 30, 2011.

The $15,555 ($15,000 CAD) promissory note payable dated May 27, 2011 is unsecured and bears interest at 10% per annum. The note is due on demand and may be prepaid in whole or part without penalty. Accrued interest was $ 149 at June 30, 2011.

NOTE 5 – NOTES PAYABLE – RELATED PARTIES

a)

The $10,000 convertible promissory note payable to a company whose shareholders hold less than 10% in TransAct is unsecured, bears interest at 10% per annum and was due and payable on March 31, 2010. The payee had the option to convert the entire principal amount on or before April 29, 2009 into common shares of the Company based on a conversion rate of $.00345 per share. No interest was payable if the principal was converted to shares of the Company. The payee did not exercise its conversion option. The note is currently outstanding and in October 2010 the Company issued a check in the amount of $11,876 as payment in full of principal and interest which was returned uncashed by the payee. The Company is currently in dispute regarding the expiration date of the conversion option in the agreement and the note remains in default. At June 30, 2011 accrued interest was $ 2,682.

b)

The $17,500 promissory note payable to a company whose shareholders hold less than 10% in TransAct is unsecured, bears interest at 10% per annum and is due on demand. This note is currently in default. At June 30, 2011 accrued interest was $3,918.

c)

Promissory notes payable totalling $74,277 to an officer and shareholder are secured by certain assets and equipment of the Company and  bear interest at 8% and 10% per annum and are due on demand. At June 30, 2011 accrued interest was $ 7,075.

d)

A $3,000 convertible promissory note payable to a former officer is secured by certain assets and equipment of the Company and bore interest at 8% per annum through the due date in November 2010 and is currently in default and bearing interest at 60% the highest lawful rate. A beneficial conversion feature of $3,000 has been recorded as a discount to the note with an offset to additional paid in capital. The discount was fully amortized in 2010. At June 30, 2011 accrued interest was $ 1,826.

e)

A $22,030 promissory note payable dated February 24, 2011 to a former officer bears interest of $6,000 and was due on March 4, 2011. This note is accruing interest at $360 per day for every day after March 4, 2011 until the note is repaid in full. At June 30, 2011 accrued interest was $ 48,480.

TRANSACT ENERGY CORP.

[A Development Stage Company]

NOTES TO INTERIM FINANCIAL STATEMENTS

JUNE 30, 2011

(Unaudited)

NOTE 5 – NOTES PAYABLE – RELATED PARTIES (CONTINUED)

f)

A $46,660 promissory note payable dated April 22, 2011 to a former officer bears interest at 1% per diem. A beneficial conversion feature of $2,750 was recorded as a discount to the notes with the offset to Additional Paid In Capital. In May 2011 the holder of the note converted $10,000 of principal into 750,000 shares of common stock and the discount was expensed to interest. The remaining balance of $36,660 is due on demand. At June 30, 2011 accrued interest was $27,695.

Accrued interest and late fees for the notes at June 30, 2011 and December 31, 2010 was $91,676 and $10,149 respectively.

NOTE 6 - CAPITAL STOCK

Preferred Stock - The Company has authorized 10,000,000 shares of preferred stock, $.001 par value, with such rights, preferences and designations and to be issued in such series as determined by the Board of Directors. No shares are issued and outstanding at June 30, 2011 and December 31, 2010.

Common Stock - The Company has authorized 100,000,000 shares of common stock, $.001 par value, with such rights, preferences and designations and to be issued in such series as determined by the Board of Directors.

In December 2010 proceeds were received for 200,000 common shares at $.15 per share and 50,000 common shares at $.20 per share for a total of $ 40,000. These shares were issued in June 2011.

In January 2011 the Company issued 588,235 common shares at $.17 per share for total proceeds received of $100,000.

In February 2011 the Company issued 404,040 common shares pursuant to a convertible option of a note payable totaling $12,000 at $.0297 per share.

In June 2011 the Company issued 200,000 common shares for compensation services at a value of $.015 per share.

In June 2011 the Company issued 750,000 common shares pursuant to a convertible option of a note payable totaling $10,000 at $.013 per share.

In June 2011 the Company issued 175,739 common shares at a value of $.015 per share in exchange for consulting services accrued as a liability at December 31, 2010 in the amount of $ 37,500. The difference of $34,864 has been recorded as a gain on debt settlement.

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

NOTE 8 - RELATED PARTY TRANSACTIONS

Management Compensation –   The Company has accrued executive compensation of $125,000 to the President of the Company for the period ended June 30, 2011 (See Note 10).

The Company has accrued executive compensation of $ 125,000 to the CFO of the Company for the period ended June 30, 2011 (See Note 10).

TRANSACT ENERGY CORP.

[A Development Stage Company]

NOTES TO INTERIM FINANCIAL STATEMENTS

JUNE 30, 2011

(Unaudited)

NOTE 9 - LOSS PER SHARE

The following data show the amounts used in computing loss per share for the periods presented:

	Three months	Six months	Three months	Six months
	ended	ended	ended	ended
	June 30,	June 30,	June 30,	June 30,
	2011	2011	2010	2010

Loss available to common shareholders (numerator)	$(233,965)	$(1,087,216)	$(218,992)	$(301,800)
Weighted average number of common shares outstanding during the period used in loss per share (denominator)	21,077,874	20,901,429	10,502,000	10,502,000

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

Compensation agreement -  Effective January 1, 2011 the Company entered into a CFO compensation agreement for a term of 5 years to December 31, 2016. The agreement pays an annual base salary of $250,000 and includes a signing bonus of 200,000 shares which was  issued in June 2011. The compensation agreement also provides for a cash bonus equal to 3% of the annual EBITDA to a maximum of $15,000,000 in the first year with a 10% increase each year thereafter.

Lease agreement - The Company is committed to a three year lease for office space which commences July 1, 2010 and expires on June 30, 2013. The annual minimum lease payments over this three year period for this office space are $9,217 ($8,888 CAD)  per year plus common area costs and Harmonized Sales Tax. The future minimum lease payments through June 30, 2013 are as follows:

Year ending December 31, 2011	$9,217
2012	9,217
2013	4,608
$23,042

TRANSACT ENERGY CORP.

[A Development Stage Company]

NOTES TO INTERIM FINANCIAL STATEMENTS

JUNE 30, 2011

(Unaudited)

NOTE 10 – COMMITMENTS AND CONTINGENCIES (CONTINUED)

Financing agreement - In April 2010 the Company entered into an investment banking agreement to arrange funding of not less than $6,000,000 through the sale of common shares of the Company. The Company had agreed to pay a fee in the amount of $50,000 of which $15,000 was paid and still held in escrow, to be disbursed for third party due diligence expenses according to the terms of the agreement. Under the terms of the agreement the Company had also agreed to pay a fee of not less than 2% of the monies obtained as a loan and 8% of the monies obtained via equity investors. In November 2010 the Company terminated this agreement due to unfulfilled terms and requested the funds held in escrow to be released back to the Company. As of June 30, 2011 the Company has not received any funds or any response. The amount was expensed as consulting fees in the year ended December 31, 2010. If any funds are returned they will be recorded as an expense recovery in the year received.

Compensation agreement – The President and Chief Executive Officer agreement pays an annual base salary of $250,000 which has been accrued to date, with a cash bonus annually based on 5% of EBITDA and a stock bonus formulated around the return on invested capital where the issued and outstanding stock of the Company times the rate of return divided by ten will equate to the stock issued.

Administration agreement - Effective July 1, 2010 the Company entered into an office administration compensation agreement for one year to June 30, 2011 which includes a salary of $ 43,554 ($42,000 CAD) per annum. At June 30, 2011 $ 23,731 is included in compensation payable on the balance sheet. This contract has not been extended but will continue on a month to month basis.

NOTE 10 – COMMITMENTS AND CONTINGENCIES (CONTINUED)

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

In January 2011 the Company, due to the unfulfilled terms by the consultant, demanded a full refund of the shares issued. The Company is currently negotiating for a return of 70% of the original 1,000,000 free trading common shares. As of June 30, 2011 the Company has not received any return of the shares or any response and has expensed the stock subscription receivable in the amount of $550,431 as consulting fees. If any shares are returned they will be recorded as an expense recovery in the period received.

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

TRANSACT ENERGY CORP.

[A Development Stage Company]

NOTES TO INTERIM FINANCIAL STATEMENTS

JUNE 30, 2011

(Unaudited)

NOTE 11 – SUBSEQUENT EVENTS

Pursuant to an agreement dated April 27, 2011  the Company agreed to issue a $3,000,000 convertible promissory note payable to a company whose shareholders hold less than 10% in TransAct. The convertible note is unsecured, bears interest at 8 % per annum and is due and payable on April 16, 2013. The note may be repaid by the Company in whole or part without penalty. The holder has the option to convert all or a portion of the entire principal amount on or before April 16, 2013 into a unit consisting of one common share of the Company at $ .40 per share and one warrant to purchase an additional share at $ .80 per share. To date the note has not been funded, however the Company was awarded a court order by the Cypriot courts to direct the holder’s bank to release the funds to the Company.

On September 19, 2011 the Company issued an unsecured $100,000 promissory note under the following terms:

a)

Up to and including the first 30 days after receipt of the loan principal, the loan principal  will  earn a flat fee of ten thousand dollars ($10,000.00 USD) ;

b)

After the first thirty days the Borrower will earn five thousand dollars per 30 day period until  all principal and interest is paid in full;

c)

Any partial thirty day period will be calculated by multiplying the number of days the funds have been outstanding in that period by $166.67.

The note is due on demand and maybe prepaid in whole or part without penalty.

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

A distinct trend appeared in the energy sector supporting sustainable energies. About the same time in late 2008 the Company was introduced to Dr. Mory Gomshei, one of the world’s leading geothermal experts and two of his geothermal power (using superheated water from the earth to turn turbines) projects in British Columbia, Canada. The acquisition, resource evaluation, exploration process and administration for geothermal resource are very similar and in many jurisdictions come under the petroleum sector. We worked with independent companies Aqua Terra Power and Aqua Terra Geothermal through the balance of 2009 on the two geothermal power projects in British Columbia. Other than lending Aqua Terra funds no formal arrangement was entered into pending them securing drill permits on the two projects.  Aqua Terra Power was unsuccessful in extending the licenses or converting them to leases and as such no further work was done.

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

Throughout 2010 we laid the ground work for large power projects in South Europe, Asia and Africa; smaller projects for solar and hydrogen fuel cells specifically in India.  We worked to secure markets for new solar photo-voltaic and hydrogen fuel cell generators.

Joint development agreement negotiations took place in December 2010 clearing the way for TransAct to enter into one major project in South East Asia in 2011; the Company concluded the year negotiating capital to fund its first quarter operating budget.

A $3 Million dollar financing was contracted at the beginning of the second quarter, however the funds release has been hampered by legalities and international banking technicalities. There is no assurance this funding will have a positive conclusion. We have worked throughout the second quarter to complete our funding and maintained our negotiated status on all of our potential projects and technologies. We would expect to continue with many of the projects initiated upon successfully concluding the financing.

PLAN OF OPERATION

The Company works to secure long-term power projects under build own operate (“BOO”) schemes that have guaranteed revenues. These long-term projects will provide the foundation for the Company’s future earnings.  To secure these projects we have been building relationships in power deficit countries where projects can attract international funding and underwriting. Joint Venture relationships are formed with local partners, international contractors and engineers to facilitate a sustainable project with limited environmental impact. The Company intends to conclude a joint development agreement on one significant power project during this year.

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

We intend to continue our efforts to communicate the Company’s mission to would be investors, financiers and existing shareholders through our website, press releases, interviews and direct meetings with the stock brokerage community. To this end we intend to engage the services of an investor/public relations firm upon conclusion of a financing.

In terms of project financing the Company has conditional expressions of interest to finance its first projects and will continue to develop project financing relationships with key banks, individuals and underwriters. The Company is also developing funding sources that will take out the construction debt/equity structures upon power plant commissioning; in order that the funder may secure ten to fifteen year guaranteed revenue streams. This will allow TransAct and its joint venture partners to move their funds into other projects on an ongoing basis.  We continued through the second quarter to conclude financing for the Company that will be instrumental in meeting the Company’s obligations and launch several sustainable power initiatives.

SUBSEQUENT EVENTS

TransAct arranged for a loan of one hundred thousand dollars($100,000) in September 2011, that is for a period of 90 days with $10,000 payable as a fee for first 30 days  and interest of  $5,000 per 30 day period until all principal and interest is paid in full.

RESULTS OF OPERATIONS

Results of Operations for the Three Months Ended June 30, 2011 Compared to The Three Months Ended June 30, 2010

During the three months ended June 30, 2011, the Company worked diligently on its business and maintaining its reporting status with the SEC

We did not generate any revenue from April 1, 2011 to June 30, 2011 as was the same for the three month period in 2010. For the three months ended June 30, 2011 our general and administrative expenses were $169,346 compared to $223,844 for the same period in 2010. Expenses consisted of professional fees, administrative and management fees and miscellaneous expenses.  The main difference between the two periods was management compensation which was $162,500 for the period ending 2010 and $125,000 for the period ending June 30, 2011.   Consulting fees were $0 for the period with $26,500 reported in 2010.  Travel/ Meeting expenses were $28 versus $14,220 for the previous year three months June 30, 2010. As a result, we have reported a net loss of $(233,965) for the Three Month period ended June 30, 2011.

Results of Operations for the Six Months Ended June 30, 2011 Compared to the Six Months Ended June 30, 2010

We did not generate any revenue from January 1, 2011 to June 30, 2011 as was the same for the six month period in 2010. For the six months ended June 30, 2011 our general and administrative expenses were $976,342 compared to $312,344for the same period in 2010. Expenses consisted of professional fees, administrative and management fees and miscellaneous expenses. The main difference between the two periods was management compensation which was $289,949 for the period ending 2010 and $456,886 for the period ending June 30, 2011. As a result, we have reported a net loss of $(1,087,216) for the Six Month period ended June 30, 2011.

Stock-Based Compensation Costs

There was no stock based compensation for the period ended June 30, 2011 and 2010. Any shares issued are a part of our executive compensation plan, and are issued to obtain, retain and motivate our directors, executives and employees.

LIQUIDITY AND CAPITAL RESOURCES

As of June 30, 2011, we have $6 in cash, interest receivable of $0, loans receivable of $0, and prepaid expense of $1,398.  Our current liabilities consist of accounts payable in the amount of $136,959 and notes payable- Related parties, net of discount of $163,467 with accrued interest of $91,676, deposit on stock purchase of $0,  compensation payable of $456,886, and Notes payable, net of discount of $61,295 with accrued interest of $6,087.

NEED FOR ADDITIONAL FINANCING

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

The Company will need to raise significant capital over the next year, some of which will need to be done by way of selling equity in the Company. Depending on the market price and the terms that can be negotiated this will result in the dilution of current shareholders of the Company’s stock.

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rules 13a-15(e) and 15d-15(e) promulgated under the Exchange Act. Based on this evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were effective at a reasonable assurance level as of June 30, 2011, the end of the period covered by this report.

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

Circle Choice Ltd a Cyprus company entered an agreement to lend three million dollars to the Company. They chose not to fund this agreement in a reasonable timeframe and TransAct was forced to take legal action in Cyprus to conclude this transaction. The Company was awarded a court order by the Cypriot courts forcing Circle Choice to release the funds to TransAct. Further legal action was taken to force Circle Choice’s bank to cooperate in the transfer of the said funds this process is on going to this date.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

The Company sold 588,235 shares for $100,000 in January 2011 to an offshore accredited investor.

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

TRANSACT ENERGY CORP.

Date: September 22, 2011

                             By: /s/ Rod Bartlett

Rod Bartlett

President,

Chief Executive Officer