Form 10-Q
period 2011-09-30
TRANSACT ENERGY CORP
filed 2011-11-21
CIK 1383394

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

  X . QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011.

or

       . TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________________  to  _______________________

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

_______________________________________________________________________

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

Yes      . No      .

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of November 18, 2011: 22,332,669

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

The accompanying financial statements have been prepared by the Company without audit.  In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at September 30, 2011 and 2010 and for the periods then ended have been made.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted.  It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s December 31, 2010 audited financial statements. The results of operations for the periods ended September 30, 2011 and 2010 are not necessarily indicative of the operating results for the full year.

TRANSACT ENERGY CORP.

[A Development Stage Company]

INTERIM FINANCIAL STATEMENTS

SEPTEMBER  30, 2011

(Unaudited)

TRANSACT ENERGY CORP.

 [A Development Stage Company]

(Unaudited)

TRANSACT ENERGY CORP.
(A Development Stage Company)

INTERIM BALANCE SHEETS

	September 30,	December 31,
	2011	2010
	(Unaudited)
ASSETS

Current Assets
Cash	$-	$2,498
Prepaid expenses	1,398	903
Total Current Assets	1,398	3,401

Software, net	1,353	2,223

	$2,751	$5,624

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current Liabilities
Bank indebtedness	$2,005	$-
Accounts payable	146,138	60,919
Accounts payable - related party	-	6,384
Accrued interest	14,040	2,515
Accrued interest - related party	161,241	10,149
Compensation payable	592,548	289,949
Deposit for stock purchase	-	40,000
Notes payable - net of discount	58,691	37,855
Notes payable - Related parties, net of discount	168,467	104,777
Total Current Liabilities	1,143,130	552,548

Stockholders' Equity (Deficit)
Preferred stock, $.001 par value, 10,000,000 shares authorized no shares issued and outstanding
	-	-
Common Stock, $.001 par value, 100,000,000 shares authorized 22,332,669 (Dec 2010 - 19,964,655) shares issued and outstanding

	22,333	19,965
Capital in excess of par value	1,518,275	1,350,257
Subscriptions receivable	-	(550,431)
Deficit accumulated during the development stage	(2,680,987)	(1,366,715)

Total Stockholders' Equity (Deficit)	(1,140,379)	(546,924)

	$2,751	$5,624

The accompanying notes are an integral part of these financial statements.

TRANSACT ENERGY CORP.
(A Development Stage Company)

INTERIM STATEMENTS OF OPERATIONS
(Unaudited)

	Cumulative
	from inception	Three months	Nine months	Three months	Nine months
	March 15, 2006	ended	ended	ended	ended
	to September 30,	September 30,	September 30,	September 30,	September 30,
	2011	2011	2011	2010	2010

REVENUE	$-	$-	$-	$-	$-

EXPENSES
General and administrative	2,087,426	148,826	1,125,168	251,488	563,832
Unsuccessful lease purchases	18,673	-	-	-	-

Total Expenses	2,106,099	148,826	1,125,168	251,488	563,832

LOSS BEFORE OTHER INCOME (EXPENSE)	(2,106,099)	(148,826)	(1,125,168)	(251,488)	(563,832)

Interest income	50,954	-	-	9,578	28,735
Interest expense	(348,548)	(78,229)	(223,967)	(16,689)	(25,302)
Gain on debt settlement	34,864	-	34,864	-	-
Loss on write off of investment in lease	(12,684)	-	-	-	-
Loss on loans receivable and related interest	(299,474)	-	-	-	-

LOSS FROM OPERATIONS BEFORE INCOME TAXES
	(2,680,987)	(227,055)	(1,314,271)	(258,599)	(560,399)

CURRENT TAX EXPENSE	-	-	-	-	-

DEFERRED TAX EXPENSE	-	-	-	-	-

NET LOSS	$(2,680,987)	$(227,055)	$(1,314,271)	$(258,599)	$(560,399)

LOSS PER COMMON SHARE		$(0.01)	$(0.05)	$(0.02)	$(0.05)

The accompanying notes are an integral part of these financial statements.

TRANSACT ENERGY CORP.
(A Development Stage Company)

INTERIM STATEMENTS OF CASH FLOWS
(Unaudited)
	Cumulative
	from inception	Nine months	Nine months
	March 15, 2006 to	ended	ended
	September 30,	September 30,	September 30,
	2011	2011	2010
Cash Flow From Operating Activities:
Net loss for the period	$(2,680,987)	$(1,314,271)	$(560,399)
Adjustments to reconcile net loss to cash used by operating activities:
Stock issued for services	288,242	3,000	690,486
Stock issued for expenses	4,313	-	-
Debt issued for services	12,847	-	-
Amortization	2,127	870	870
Loss on write off of investment in lease	12,684	-	-
Allowance for interest receivable	50,954	-	-
Allowance for loans receivable	248,521	-	-
Interest expense from beneficial conversion feature on notes payable	124,548	29,895	10,888
Loss on stock subscriptions receivable	550,431	550,431	-
Gain on debt settlement	(34,864)	(34,864)	-
Change in assets and liabilities:
Decrease (Increase) in interest receivable	(50,954)	-	(28,735)
Increase in prepaid expenses	(1,398)	(495)	(566,334)
Increase (decrease) in accounts payable	152,388	85,219	16,013
Increase (decrease) in accounts payable - Related party	-	(6,384)	-
Increase in compensation payable	630,048	340,098	303,218
Increase in accrued interest	181,268	162,617	14,413
Net Cash (used) by Operating Activities	(509,832)	(183,884)	(119,580)
Cash Flows From Investing Activities:
Acquisition of oil and gas leases	(12,684)	-	-
Purchase of software	(3,480)	-	-
Loans receivable	(263,521)	-	-
Proceeds from loans receivable	15,000	-	-
Net Cash (Used) by Investing Activities	(264,685)	-	-
Cash Flow From Financing Activities
Proceeds from common stock issuance	469,000	100,000	-
Proceeds received for stock not yet issued	-	-	-
Stock offering costs	(13,263)	-	-
Proceeds from notes payable	375,704	138,310	117,277
Repayment of notes payable	(58,929)	(58,929)	-
Net Cash Provided by Financing Activities	772,512	179,381	117,277

Net Decrease in Cash	(2,005)	(4,503)	(2,303)

Cash at Beginning of Period	-	2,498	3,800
Cash (Bank Indebtedness) at End of Period	$(2,005)	$(2,005)	$1,497

Supplemental Disclosures of Cash Flow Information:
Cash paid during the period for:
Interest	$30,600	$30,600	$-
Income taxes	$-	$-	$-
Supplemental Schedule of Noncash Investing and Financing Activities:
For the three month period ended September 30, 2011 and 2010:
Shares issued for services	$305,402	$-	$690,486
Shares issued on conversion of debt	114,701	-	-
Shares issued to shareholders in exchange for free trading shares	554,744	-	-
Subscriptions receivable	(550,431)	-	-
Beneficial conversion feature on notes payable	$59,084	$-	$-

The accompanying notes are an integral part of these financial statements.

TRANSACT ENERGY CORP.

[A Development Stage Company]

NOTES TO INTERIM FINANCIAL STATEMENTS

SEPTEMBR 30, 2011

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

Interim Condensed Financial Statements - The accompanying interim financial statements have been prepared by the Company without audit.  In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at  September 30, 2011 and 2010 and for the periods then ended have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted.  It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s December 31, 2010 audited financial statements.  The results of operations for the periods ended September 30, 2011 and 2010 are not necessarily indicative of the operating results for the full year.

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

The Company has no tax positions at September 30, 2011 and 2010 for which the ultimate deductibility is highly certain but for which there is uncertainty about the timing of such deductibility.

The Company recognizes interest accrued related to unrecognized tax benefits in interest expense and penalties in operating expenses. During the years ended December 31, 2010 and 2009, the Company recognized no interest and penalties. The Company had no accruals for interest and penalties at September 30, 2011 and December 31, 2010. All tax years starting with 2008 are open for examination.

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

SEPTEMBR 30, 2011

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

NOTE 3 -  SOFTWARE

		Accumulated	Net Book Value
	Cost	Amortization	September 30, 2011	December 31 2010

Software	$3,480	$2,127	$1,353	$2,223

TRANSACT ENERGY CORP.

[A Development Stage Company]

NOTES TO INTERIM FINANCIAL STATEMENTS

SEPTEMBR 30, 2011

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

Accrued interest for the notes at September 30, 2011 and December 31, 2010 were $ 0 and $2,515 respectively. A beneficial conversion feature of $53,334 has been recorded as a discount to the notes with an offset to additional paid in capital. The discount will be amortized over the life of the notes. Interest expense relating to the notes for the period ended September 30, 2011 was $ 0. The remaining unamortized discount has been expensed as interest  since the note was repaid during the period.

The $25,000 and $19,252 ($20,000 CAD) promissory notes payable dated April 22, 2011 and March 31, 2011 respectively are unsecured and bear interest at 60% per annum or $2,500 and $1,925 ($2,000 CAD) respectively whichever is greater. The notes are due on demand and may be prepaid in whole or part without penalty. Accrued interest was $12,408 at September 30, 2011.

The $15,555 ($15,000 CAD) promissory note payable dated May 27, 2011 is unsecured and bears interest at 10% per annum. The note is due on demand and may be prepaid in whole or part without penalty. $5,185 ($5,000 CAD) was repaid during the period ended September 30,2011. Accrued interest was $ 477 at September 30, 2011.

The $ 4,813 ($5,000 CAD) promissory note payable dated September 12, 2011 is unsecured and bears interest at $481 ($500 CAD) upto September 16,2011 and $ 48 ($50 CAD) per diem until all principal and interest is repaid. The note is due on demand and may be prepaid in whole or part without penalty. Accrued interest was $ 1,155 at September 30, 2011.

NOTE 5 – NOTES PAYABLE – RELATED PARTIES

a)

The $10,000 convertible promissory note payable to a company whose shareholders hold less than 10% in TransAct is unsecured, bears interest at 10% per annum and was due and payable on March 31, 2010. The payee had the option to convert the entire principal amount on or before April 29, 2009 into common shares of the Company based on a conversion rate of $.00345 per share. No interest was payable if the principal was converted to shares of the Company. The payee did not exercise its conversion option. The note is currently outstanding and in October 2010 the Company issued a check in the amount of $11,876 as payment in full of principal and interest which was returned un-cashed by the payee. The Company is currently in dispute regarding the expiration date of the conversion option in the agreement and the note remains in default. At September 30, 2011 accrued interest was $ 2,934.

b)

The $17,500 promissory note payable to a company whose shareholders hold less than 10% in TransAct is unsecured, bears interest at 10% per annum and is due on demand. This note is currently in default. At September 30, 2011 accrued interest was $4,358.

c)

Promissory notes payable totalling $74,277 to an officer and shareholder are secured by certain assets and equipment of the Company and  bear interest at 8% and 10% per annum and are due on demand. At September 30, 2011 accrued interest was:

$ 8,646.

TRANSACT ENERGY CORP.

[A Development Stage Company]

NOTES TO INTERIM FINANCIAL STATEMENTS

SEPTEMBR 30, 2011

(Unaudited)

NOTE 5 – NOTES PAYABLE – RELATED PARTIES (CONTINUED)

d)

A $3,000 convertible promissory note payable to a former officer is secured by certain assets and equipment of the Company and bore interest at 8% per annum through the due date in November 2010 and is currently in default and bearing interest at 60% the highest lawful rate. A beneficial conversion feature of $3,000 has been recorded as a discount to the note with an offset to additional paid in capital. The discount was fully amortized in 2010. At September 30, 2011 accrued interest was $ 2,279.

e)

A $22,030 promissory note payable dated February 24, 2011 to a former officer bears interest of $6,000 and was due on March 4, 2011. This note is accruing interest at $360 per day for every day after March 4, 2011 until the note is repaid in full. At September 30, 2011 accrued interest was $ 81,600.

f)

A $46,660 promissory note payable dated April 22, 2011 to a former officer bears interest at 1% per diem. A beneficial conversion feature of $2,750 was recorded as a discount to the notes with the offset to Additional Paid In Capital. In May 2011 the holder of the note converted $10,000 of principal into 750,000 shares of common stock and the discount was expensed to interest. The remaining balance of $36,660 is due on demand. At September 30, 2011 accrued interest was $61,423.

Accrued interest and late fees for the notes at September 30, 2011 and  December 31, 2010 was $ 161,241 and $10,149 respectively.

NOTE 6 - CAPITAL STOCK

Preferred Stock - The Company has authorized 10,000,000 shares of preferred stock, $.001 par value, with such rights, preferences and designations and to be issued in such series as determined by the Board of Directors. No shares are issued and outstanding at September 30, 2011 and December 31, 2010.

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

TRANSACT ENERGY CORP.

[A Development Stage Company]

NOTES TO INTERIM FINANCIAL STATEMENTS

SEPTEMBR 30, 2011

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

NOTE 8 - RELATED PARTY TRANSACTIONS

Management Compensation –   The Company has accrued executive compensation of $187,500 to the President of the Company for the period ended September 30, 2011 (See Note 10).

The Company has accrued executive compensation of $ 187,500 to the CFO of the Company for the period ended September 30, 2011 (See Note 10).

NOTE 9 - LOSS PER SHARE

The following data show the amounts used in computing loss per share for the periods presented:

	Three months ended September 30, 2011	Nine months ended September 30, 2011	Three months ended, September 30, 2010	Nine months ended September 30, 2010

Loss available to common shareholders (numerator)	$(227,055)	$(1,314,271)	$(258,599)	$(560,399)

Weighted average number of common shares outstanding during the period used in loss per share (denominator)	22,332,669	21,874,065	10,830,565	10, 612,725

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

TRANSACT ENERGY CORP.

[A Development Stage Company]

NOTES TO INTERIM FINANCIAL STATEMENTS

SEPTEMBR 30, 2011

(Unaudited)

NOTE 10 – COMMITMENTS AND CONTINGENCIES - CONTINUED

Lease agreement - The Company is committed to a three year lease for office space which commences July 1, 2010 and expires on June 30, 2013. The annual minimum lease payments over this three year period for this office space are $8 ,556 ($8,888 CAD) per year plus common area costs and Harmonized Sales Tax. The future minimum lease payments through June 30, 2013 are as follows:

Year ending December 31,	2011	$8,556
	2012	8,556
	2013	4,278
		$21,390

Financing agreement - In April 2010 the Company entered into an investment banking agreement to arrange funding of not less than $6,000,000 through the sale of common shares of the Company. The Company had agreed to pay a fee in the amount of $50,000 of which $15,000 was paid and still held in escrow, to be disbursed for third party due diligence expenses according to the terms of the agreement. Under the terms of the agreement the Company had also agreed to pay a fee of not less than 2% of the monies obtained as a loan and 8% of the monies obtained via equity investors. In November 2010 the Company terminated this agreement due to unfulfilled terms and requested the funds held in escrow to be released back to the Company. As of September 30, 2011 the Company has not received any funds or any response. The amount was expensed as consulting fees in the year ended December 31, 2010. If any funds are returned they will be recorded as an expense recovery in the year received.

Compensation agreement – The President and Chief Executive Officer agreement pays an annual base salary of $250,000 which has been accrued to date, with a cash bonus annually based on 5% of EBITDA and a stock bonus formulated around the return on invested capital where the issued and outstanding stock of the Company times the rate of return divided by ten will equate to the stock issued.

Administration agreement - Effective July 1, 2010 the Company entered into an office administration compensation agreement for one year to June 30, 2011 which includes a   salary of $ 40,429 ($42,000 CAD)  per annum. At September 30, 2011 $ 33,042 is included in compensation payable on the balance sheet. This contract has not been extended but will continue on a month to month basis.

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

In January 2011 the Company, due to the unfulfilled terms by the consultant, demanded a full refund of the shares issued. The Company is currently negotiating for a return of 70% of the original 1,000,000 free trading common shares. As of September 30, 2011 the Company has not received any return of the shares or any response and has expensed the stock subscription receivable in the amount of $550,431 as consulting fees. If any shares are returned they will be recorded as an expense recovery in the period received

TRANSACT ENERGY CORP.

[A Development Stage Company]

NOTES TO INTERIM FINANCIAL STATEMENTS

SEPTEMBR 30, 2011

(Unaudited)

NOTE 10 – COMMITMENTS AND CONTINGENCIES – CONTINUED

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

The agreement also provides for an option to acquire a license to manufacture, sell and distribute products in India for $15,000,000. The agreement is currently in default and to date no payments have been made pursuant to this agreement. Management has determined the terms of this agreement to be null and void and will not pursue any terms under this agreement.

NOTE 11 – SUBSEQUENT EVENT

Pursuant to an agreement dated April 27, 2011  the Company agreed to issue a $3,000,000 convertible promissory note payable to a company whose shareholders hold less than 10% in TransAct. The convertible note is unsecured, bears interest at 8 % per annum and is due and payable on April 16, 2013. The note may be repaid by the Company in whole or part without penalty. The holder has the option to convert all or a portion of the entire principal amount on or before April 16, 2013 into a unit consisting of one common share of the Company at $ .40 per share and one warrant to purchase an additional share at $ .80 per share. To date the note has not been funded, however the Company was awarded a court order by the Cypriot courts and is waiting for the courts to enforce the holder’s bank to release the funds to the Company.

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

SUBSEQUENT EVENTS

TransAct arranged for a loan of one hundred thousand dollars($100,000) in September 2011, that is for a period of 90 days with $10,000 payable as a fee for first 30 days  and interest of  $5,000 per 30 day period until all principal and interest is paid in full. The funds were never released during the quarter and as of this date have not been received we are considering this commitment null and void with no further obligations by either party. Any interest that may have been payable under this arrangement will not be.

RESULTS OF OPERATIONS

Results of Operations for the Three Months Ended September 30, 2011 Compared to The Three Months Ended September 30, 2010

During the three months ended September 30, 2011, the Company worked diligently on its business and maintaining its reporting status with the SEC

We did not generate any revenue from July 1, 2011 to September 30, 2011 as was the same for the three month period in 2010. For the three months ended September 30, 2011 our general and administrative expenses were $148,826 compared to $251,488 for the same period in 2010. Expenses consisted of professional fees, administrative and management fees and miscellaneous expenses.  The main difference between the two periods was management compensation which was $172,500 for the period ending 2010 and $125,000 for the period ending September 30, 2011.   Consulting fees were $0 for the period with $96,000 reported in 2010.  Travel/ Meeting expenses were $ 0 versus $8,252 for the previous year three months September 30, 2010. As a result, we have reported a net loss of $(227,055) for the Three Month period ended September 30, 2011.

Results of Operations for the Nine Months Ended September 30, 2011 Compared to the Nine Months Ended September 30, 2010

We did not generate any revenue from January 1, 2011 to September 30, 2011 as was the same for the nine month period in 2010. For the nine months ended September 30, 2011 our general and administrative expenses were $1,125,168 compared to $563,832for the same period in 2010. Expenses consisted of professional fees, administrative and management fees and miscellaneous expenses. The main difference between the two periods was management compensation which was $414,337 for the period ending 2010 and $378,000 for the period ending September 30, 2011. Consulting fees were $ 638,028 for the  period ended September  30,2011 with $145,095 reported in 2010.   As a result, we have reported a net loss of $(1,314,271) for the Nine Month period ended September 30, 2011.

Stock-Based Compensation Costs

There was no stock based compensation for the period ended September 30, 2011 and 2010. Any shares issued are a part of our executive compensation plan, and are issued to obtain, retain and motivate our directors, executives and employees.

LIQUIDITY AND CAPITAL RESOURCES

As of September 30, 2011 The main current asset is a prepaid expense of $1,398.  Our current liabilities consist of accounts payable in the amount of $146,138, accrued interest of $175,281, compensation payable of $592,548 and Notes payable, net of discount of $227,158.

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rules 13a-15(e) and 15d-15(e) promulgated under the Exchange Act. Based on this evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were effective at a reasonable assurance level as of September 30, 2011, the end of the period covered by this report.

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

Date: November 21, 2011

By: /s/ Rod Bartlett

Rod Bartlett

President,

Chief Executive Officer