Form 10-Q/A
period 2011-09-30
TRANSACT ENERGY CORP
filed 2011-12-01
CIK 1383394

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of November 18, 2011: 22,332,669

Explanatory Note

The sole purpose of this Amendment No. 1 to the Quarterly Report on Form 10-Q (the "Form 10-Q") of Transact Energy, Corp. for the quarterly period ended September 30, 2011, filed with the Securities and Exchange Commission on November 21, 2011, is to furnish Exhibit 101 to the Form 10-Q in accordance with Rule 405 of Regulation S-T.  Exhibit 101 to the Form 10-Q provides the financial statements and related notes from the Form 10-Q formatted in XBRL (eXtensible Business Reporting Language).

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

(b)  Reports on Form 8-K

None

*Filed with original Form 10-Q on November 21, 2011.

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

TRANSACT ENERGY CORP.

Date: November 29, 2011

                             By: /s/ Rod Bartlett

Rod Bartlett

President,

Chief Executive Officer