Form 10-K
period 2011-12-31
TRANSACT ENERGY CORP
filed 2012-04-13
CIK 1383394

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

(Mark One)

FORM 10-K

 X . ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2011

or

     . TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________ to _____________

Commission file number 333-139746

TRANSACT ENERGY CORP.

(Exact name of registrant as specified in its charter)

Nevada	98-0515445
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

SUITE 104-511 17503 La Cantera Parkway, San Antonio, TX, USA 78257

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).      . Yes  X . No

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter. On June 30th, 2011 the aggregate market value of the voting stock of Transact Energy Corp. held by non-affiliates of the registrant was $311,783.64

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date: As of March 31, 2012 we had issued and outstanding 22,332,669 shares common stock, $.001 par value

APPLICABLE ONLY TO REGISTRANTS INVOLVED IN BANKRUPTCY

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

The Company's current corporate structure results from the issuance of founding shares equal to nine million four hundred thousand (9,400,000), an initial public offering (IPO) of one million one hundred and two thousand shares (1,102,000) at twenty-five cents ($0.25) and eleven million eight hundred and thirty thousand six hundred and sixty-nine shares (11,830,669) shares for operations (including consulting, management and debt settlement). .

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

A distinct trend appeared in the energy sector supporting sustainable energies. About the same time in late 2008 the Company was introduced to Dr. Mory Gomshei one of the world’s leading geothermal experts and two of his geothermal power (using superheated water from the earth to turn turbines) projects in British Columbia, Canada. The acquisition, resource evaluation, exploration process and administration for geothermal are very similar and in many jurisdictions come under the petroleum sector. We worked with independent companies Aqua Terra Power and Aqua Terra Geothermal through the balance of 2009 on the two geothermal power projects in British Columbia. Other than lending Aqua Terra funds no formal arrangement was entered into pending them securing drill permits on the two projects. These licenses lapsed under their original owners and were re-posted by the government for public tender, an Ontario corporation associated with Dr. Ghomshei acquired most of the original licences and have initiated drilling applications. We entered discussions with this entity in the latter half of 2011 to form a Farm-in relationship. Discussions are ongoing.

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

On August 31, 2009, TransAct Energy completed and closed its initial public offering at twenty-five cents ($0.25) per share selling one million one hundred and two thousand shares (1,102,000) for a total capital raise of two-hundred and seventy four thousand three hundred and ninety-eight dollars ($274,398 USD). The majority of these funds were placed with Aqua Terra Power as convertible notes to secure and develop the four (4) geothermal licenses in British Columbia, Canada; the balance was used to pay the costs of the offering and a small amount went to working capital.

The Company was approved for listing on the OTCBB in December 2009 and received the trading symbol “TEGY.”

Throughout 2010 we laid the ground work for large power projects in South Europe, Asia and Africa; smaller projects for solar and hydrogen fuel cells specifically in India.  We worked to secure markets for geothermal, new solar photo-voltaic and hydrogen fuel cell generators.

Joint development agreement negotiations took place in December 2010 clearing the way for Transact to enter into one major project in South East Asia in 2011.  This project was stalled throughout 2011 because TransAct was unable to secure the funds it required to proceed.

The 2011 year was frustrated with the company’s inability to collect raised or earned funds into the company’s bank account. Thus projects, joint ventures and previous efforts were postponed or lost permanently. While we did maintain the company’s trading status the year was taken up with collection efforts and supporting business relationships while in limbo. We did initiate discussions on new waste to energy technologies to leverage the work we had done previously in this sector.

Business Strategy

The Company’s 2012 efforts will be focused on building out its waste to energy (“W2E”) division.  After the funding setbacks of 2011 the company decided the best way to make up for lost time would be to focus on one joint venture (“JV”)with a private company that we could contribute to that was through its development stage and ready to operate.  We have spent time and money through to 2011 in the Energy from Waste (“EFW”) sector. So we focused on and identified a company in EFW. We will continue to develop the relationship and affect a formal agreement in 2012. The business plan calls for a four plant build out initially in Europe, and then a cross-over to North America.

To execute our strategy the Company will keep its team lean and build human resources in the JV.  All operations will be focused out of a central office either in the USA or Europe depending on the long-term focus of the JV partners.

In terms of funding the JV, the Company has secured a commitment (subject to their funding being secured) from a development company for approximately thirty million dollars ($30 Million USD) of which most will be allocated as equity for the JV’s planned facility in Scotland. The balance of the required project capital will be sourced out of one of several green funds we have developed relationships with in anticipation of a sustainable energy project. The Company is also developing funding sources that will take out the construction debt/equity structures upon plant commissioning; in order that the funder may secure ten to fifteen year guaranteed revenue streams. This will allow TransAct and its joint venture partners to move their funds into other projects on an ongoing basis.

Markets and Customers

In Europe the first EFW plant is planned for Scotland. The plant in Scotland has customers that need to dispose of food contaminated plastics and other customers that need to dispose of end-of–life-tires.  The European Union has legislation in place requiring a 20% green fuel blend by 2020 which creates customers needing a green fuel that can blend with existing refined fuels. The fuels produced by the EfW process meet these criteria and have sales of the produced fuels ready to go. The Scotland plant will take us through to the end of the year.

Employees

At December 31, 2011, the Company has a CEO and CFO under contract with everyone else required by the company being fulfilled by consultants on a demand basis.

The Company did not experience any labour disputes or labour stoppages during the current fiscal year.

Principal Products

The Company’s proposed products will be electricity, carbon credits, liquid petroleum gas, green fuels, carbon black, recycled steel and nylon from a proprietary waste processing plant. These will be the first emissions free EFW plants capable of processing waste in a cost effective manner.

Sources and Availability of Raw Materials

The waste required to be processed comes from local sources of food contaminated plastic and end-of-life tires. They pay the JV to take their waste under long-term (5 years or greater) contracts. The supplies of waste are ever growing with the restrictions on land-filling forcing processing solutions.

Seasonality of Business

The EFW plants run 351 days a year with two scheduled maintenance shutdowns summer and winter. The supply of waste and the sale of the resulting products have no seasonality; however fuel prices may have some seasonal influence.

Industry Practices/Needs for Working Capital

Each plant with operating subsidy, should cost approximately $105 Million dollars. The plant revenues are to bel pre-contracted prior to construction under long-term agreements with credible guarantees.  With guaranteed earnings in place the financial industry has accepted an eighty percent debt to equity ratio. The resulting equity portion of $21 Million USD if required to see the plant through to profitability is in the due diligence stage of being completed.

Dependence on Few Customers

The company will have 9 to 10 customers for each plant. We elected to accept our 500 tonne per day quota of waste from two or three suppliers; however it can go to open market if we deem this more effective. The sale of the plants products are to single companies for each category. We have the option of open market sales should these prove more reliable.

Competitive Conditions

Every government on the planet is faced with growing amounts of garbage and the mandate to use it as a resource rather than bury or burn it.  The demand for sustainable energy continues to increase almost everywhere on the planet at the same time. Climate changes affect the demand for heating and cooling and the lack of rain in certain areas impacts on the ability to produce hydro-electricity. Political instability or the threat there of, in oil producing regions sends countries that have petroleum based economies scrambling for alternatives. Economic instability impacts on many countries abilities to import energy causing them to look within their own borders for energy that provides autonomy.  Finally the pressure is on all nations to look at and change the environmental impact of their power production.

Any technology that can produce clean energy from waste in a cost effective manner has a competitive advantage in the complex matrix of sustainable energy production. There have been no emissions free and cost effective energy from waste technologies to handle the ever growing waste. So governments have settled for incineration with scrubbers that remove the pollutants to established levels. The new emission targets being established for waste going forward, limits the competition. TransAct’s Energy from Waste technology will be the only technology capable of meeting the future conditions of competition in this arena.

Availability of resources, upfront capital and customers willing to pay for the resulting energy, determine the generation resource. In markets where they have resources but not expertise or upfront capital the field of competition opens up for those able to build, own, and operate the facility at a profit over the long-term.

The Company believes that the combination of the technologies emissions free status, low operating costs, ability to process all waste streams into useable energy with full carbon capture and a low "full life" cost will allow it to successfully compete for long-term waste processing and green energy supply agreements globally.

Factors that can influence the overall market for our product include some of the following:

•

number of market participants buying and selling green energy;

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

Environmental Compliance

The future TransAct Energy from Waste technology already meets the European Union Environmental Protection Agency emission free standards. The plants do not incinerate so there are no flue gases and no ash all waste delivered to the plant is converted to useable products.

The incoming waste is maintained in-doors under cover, at three-day processing levels, to avoid any possible nuisance.

The storage systems for fuels produced on site pending shipment meet or exceed regional standards for safety and environmental impact.

All known environmental issues in EFW plants have been identified and solutions obtained that will mitigate these issues beyond established compliance.

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

Our business is subject to various federal, provincial, state and local laws and governmental regulations that may be changed from time to time in response to economic or political conditions. TransAct Energy Corp. in each jurisdiction is subject to regulation in respect of the production, sale and distribution of energy in the form of fuel or electricity. In many jurisdictions regulated utilities are required to purchase electricity on an avoided cost basis from renewable energy facilities, or they may acquire purchased power through bids or negotiated procedures.

TransAct will be required to obtain various government approvals for construction of future energy producing facilities.

For project development TransAct will hire consulting and engineering services for transmission and interconnection issues, plant siting, design, air quality, cooling water reuse, permitting, environmental engineering and regulatory compliance.

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

Item 1A. Risk Factors.

General Business Risks

We are a new business with limited operating history and making an investment in TransAct is risky. If we are unable to successfully identify and secure energy projects or energy conservation projects, then we will not be successful as a business. It will be difficult for you to evaluate an investment in our stock since our operating history is limited to developing our business plan, obtaining 100% interest in a petroleum and natural gas lease in Alberta, Canada referred to as the MedHat Project and bidding on multiple energy projects globally. As a young Company, we are especially vulnerable to any problems, delays, expenses and difficulties we may encounter while implementing our business plan. We have not proven the essential elements of profitable operations and you will bear the risk of complete loss of your investment if we are not successful.

Our future performance may depend on our ability to establish that a particular energy technology is economically sustainable. Sustainable energy technology development and operations involve a high degree of risk. The execution of our business plan is generally, dependent upon the existence of economically usable resources. Expansion of the production of energy from our technology interests is not certain and depends on successful production in quantities and containing sufficient marketable energy economically for future plants.

We have a need for substantial additional financing and will have to significantly delay, curtail or cease operations if we are unable to secure such financing. The Company requires substantial additional financing to fund the cost of acquiring and developing energy projects. The Company also requires funds for other operating activities and to finance the growth of our business, including the construction and commissioning of sustainable energy facilities. We may not be able to obtain the needed funds on terms acceptable to us or at all. Further, if additional funds are raised by issuing equity securities, significant dilution to our current shareholders may occur and new investors may get rights that are preferential to current shareholders. Alternatively, we may have to bring in joint venture partners to fund further development work, which would result in reducing our interests in the projects.

We may be unable to obtain the financing we need to pursue our growth strategy in energy production, which may adversely affect our ability to expand our operations. When we identify an energy project that we may seek to acquire or to develop, a substantial capital investment will be required. Our continued access to capital, through project financing or through a partnership or other arrangements with acceptable terms, is necessary for the success of our growth strategy. Our attempts to secure the necessary capital may not be successful on favorable terms, or at all.

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

It is very costly to place plants into commercial production. Before the sale of any energy can occur, it will be necessary to construct a gathering and separating system, a plant a delivery system and considerable administrative costs would be incurred To fund expenditures of this magnitude, we may have to find a joint venture participant with substantial financial resources. There can be no assurance that a participant can be found and, if found, it would result in us having to substantially reduce our interest in the project.

We may be unable to realize our strategy of utilizing the tax and other incentives available for developing sustainable energy projects to attract strategic alliance partners, which may adversely affect our ability to complete these projects. Part of our business strategy is to utilize tax and other incentives available to developers of sustainable energy plants to attract strategic alliance partners with the capital sufficient to complete these projects. Many of the incentives available for these projects are new and highly complex. There can be no assurance that we will be successful in structuring agreements that are attractive to potential strategic alliance partners. If we are unable to do so, we may be unable to complete the development of our energy projects and our business could be harmed.

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

If we incur material debt to fund our business, we could face significant risks associated with such debt levels. We will need to procure significant additional financing to construct, commission and operate our plants in order to generate and sell energy. If this financing includes the issuance of material amounts of debt, this would expose the Company to risks including, among others, the following:

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

The success of our business relies on retaining our key personnel. We are dependent upon the services of our President and Chief Executive Officer, Roderick C. Bartlett, our Chief Financial Officer, Simon Thomas, our Director Joe F. Dickson, our Director Des Biali, and Dr. Mory Gomshei, our Advisor– Sustainable Power Engineering. The loss of any of their services could have a material adverse effect upon us. As of the date of this report, the Company has executed compensation agreements with some of these persons but does not hold key-man insurance on any of them.

The impact of governmental regulation could adversely affect our business by increasing costs for financing or development of energy plants. Our business is subject to certain jurisdictional laws and regulations, including laws and regulations on taxation, the exploration for and development, production and distribution of energy, and environmental and safety matters.

Environmental assessments of proposed projects carry a heightened degree of responsibility for companies and directors, officers and employees. The cost of compliance with changes in governmental regulations has a potential to reduce the profitability of operations.

Because of these jurisdictional regulations, we could incur liability to governments or third parties for any unlawful discharge of pollutants into the air, soil or water, including responsibility for remediation costs. We could potentially discharge such materials into the environment via:

•

leakage of fluids or airborne pollutants from gathering systems, pipelines, plant and storage tanks;

•

damage resulting from accidents during normal operations; and

•

explosions.

Because the requirements imposed by such laws and regulations are frequently changed, we cannot assure you that laws and regulations enacted in the future, including changes to existing laws and regulations, will not adversely affect our business by increasing cost and the time required to explore and develop geothermal projects.

Industry competition may impede our growth and ability to enter into energy purchase agreements on terms favorable to us, or at all, which would negatively impact our revenue. The electrical power generation and fuel production industry is highly competitive and we may not be able to compete successfully or grow our business. We compete in areas of pricing, grid access and markets. The industry in many jurisdictions is complex as it is composed of public utility districts, cooperatives and investor-owned energy companies. Many of the participants produce and distribute electricity and fuels. Their willingness to purchase electricity or fuel from an independent producer may be based on a number of factors and not solely on pricing and surety of supply. If we cannot enter into energy purchase agreements on terms favorable to us, or at all, it would negatively impact our revenue and our decisions regarding development of additional plants.

Actual costs of construction or operation of a plant may exceed estimates used in negotiation of energy purchase and energy financing agreements. If the actual costs of construction or operations exceed the model costs, the Company may not be able to build the contemplated energy plants, or if constructed, may not be able to operate profitably. The Company’s financing agreements will typically provide for a priority payback to our partner. If the actual costs of construction or operations exceed the model costs, we may not be able to operate profitably or receive the planned share of cash flow and proceeds from the project.

There are some risks for which we do not or cannot carry insurance. Because our current operations are limited in scope, the Company carries property and, public liability insurance coverage as needed, but does not currently insure against any other risks.

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

Our officers and directors may have conflicts of interests arising out of their relationships with other companies. Several of our directors and officers serve (or may agree to serve) as directors or officers of other companies or have significant shareholdings in other companies. To the extent that such other companies may participate in ventures in which the Company may participate, the directors may have a conflict of interest in negotiating and concluding terms respecting the extent of such participation. From time to time, several companies may participate in the acquisition and development of properties thereby allowing for their participation in larger programs, permitting involvement in a greater number of programs and reducing financial exposure in respect of any one program. It may also occur that a particular company will assign all or a portion of its interest in a particular program to another of these companies due to the financial position of the company making the assignment.

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

Item 2. Properties.

Our principal mailing address is SUITE 104-511 17503 La Cantera Parkway, San Antonio, TX, USA 78257.  Our telephone number is 210-561-6015. We have closed our dedicated office in Canada at #258-5489 Byrne Rd, Burnaby, BC and have no intention of operating in Canada.

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

Aqua Terra Power Corp. who’s president is Chris van Vliet a shareholder of TransAct Energy Corp. borrowed money from TransAct Energy in regards to geothermal projects in British Columbia, Canada. At the time TransAct was contemplating acquiring Aqua Terra Power if they were successful in their geothermal exploration. Aqua Terra was not successful and any contemplated relationship was terminated. Since that time the Aqua Terra notes payable to TransAct Energy, now totalling $306,766.86 (no further interest is accrued on this loan because of its status) matured and were demanded. No payment has been made and to the best of our understanding they have no ability to repay this debt. We will take legal action if the cost of said action can be justified.

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

As of March 31, 2012, there are 44 shareholders of record holding 13,836,688shares of the Company common stock that have not deposited their shares into a clearing house, 8,495,981 are on deposit and able to be traded. The total issued and outstanding is 22,332,669 shares of common stock. The holders of common stock are entitled to one vote for each share held of record on all matters submitted to a vote of stockholders. Holders of the common stock have no pre-emptive rights and no right to convert their common stock into any other securities. There are no redemption or sinking fund provisions applicable to the common stock.

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

During the year the company’s efforts to establish itself as a sustainable energy company were stymied by the lack of working capital. Although the company had raised capital under contract the funds were never released to the company and remain in dispute. Other efforts to raise capital ended similarly where commitments were made but never delivered. The company was able to borrow small amounts to sustain certain costs but overall did not have operating funds.

Past negotiations related to power technologies have been abandoned while management attempts to regroup and find alternative funds to move forward with its business plan. We have relied heavily on our suppliers to hold our accounts while we go through the process of collecting money due or securing new funds.

Plan of Operation

For the 2012 year the Company’s focus is to:

1.)

Secure working capital significant enough to pay all accounts payable and fund day to day operations through 2012;

2.)

Complete a joint venture agreement and initiate the development of a waste to energy plant in Scotland;

Results of Operations

Period from January 1, 2011 to December 31, 2011

We generated zero ($”0” USD) in revenue from January 1, 2011 to December 31, 2011. For the year ended December 31, 2011 our expenses were $1,274,577. Expenses consisted of professional fees, administrative and management fees and miscellaneous expenses. The professional fees incurred in 2011 were, to a large extent, to our auditors and legal counsel for continued SEC reporting requirements. During 2011 we recorded non-cash interest expense of $29,895 as a result of beneficial conversion on notes payable issued during 2011. As a result, we have reported a net loss of $(1,545,762) for the period ended December 31, 2011. Our total net loss from inception on March 15, 2006 through December 31, 2011 was $(2,912,477)

Stock-Based Compensation Costs

Stock-based compensation represents 0.36% of the Company’s operating expenses for the fiscal year ended December 31, 2011. The stocks are a part of our annual executive compensation plan, and are issued to obtain, retain and motivate our directors, executives and employees.

Liquidity and Capital Resources

At December 31, 2011 we had total assets of $1,063. Our Current assets are $”0”. Further we have $1,063 in software. Current liabilities at December 31, 2011 totalled $1,372,932 they consisted of accounts payable in the amount of $161,047, accrued interest of $256,545, compensation payable in the amount of $740,257, notes payable, net in the amount of $213,050,.

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

Potential Acquisitions

The Company intends to grow through the acquisition of ownership or interests in properties and/or technology rights that it believes will create value as the Company’s energy resources, and through possible mergers with or acquisitions of operating energy plants and or other renewable energy properties.

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

Contractual Obligations

We have material commitments for the next twelve months that include, the office facilities, support staff, supporting professionals (including our accountants, lawyers and auditors) and the management compensation agreements. We will require additional capital to meet our liquidity needs. As a result, our independent auditors have expressed substantial doubt about our ability to continue as a going concern. In the past, we have relied on capital contributions from shareholders to supplement operating capital when necessary. We anticipate that we will receive sufficient contributions from shareholders to continue operations for at least the next twelve months. However, there are no agreements or understandings to this effect. We may sell common stock, take loans from officers, directors or shareholders or enter into debt financing agreements.

Need for Additional Financing

We estimate our upcoming expenses to be $4,000,000.00 per year. We do not have any commitments for capital expenditures however we do anticipate entering into commitments to secure acquisitions. We believe we will need additional funds to cover our expenses and acquisitions for the next twelve months. Our need for capital may change dramatically as we pursue our business plan during that period. At present, we have no material understandings, commitments or agreements with respect to the acquisition of any business venture or capital commitments. Further, we cannot assure that we will be successful in consummating business opportunities on favourable terms or we will be able to profitably manage any business opportunities. Should we require additional capital, we may seek additional advances from officers, sell common stock or find other forms of debt financing.

We intend to raise $25,000,000.00 in order to satisfy our immediate ongoing expenses and planned business strategy. The likelihood is that we will have to secure a private placement or convertible debt to affect the raise of capital. Either scenario will result in the sale of equity and add to the dilution of existing shareholders.

Off Balance Sheet Arrangements

As of December 31, 2011, the Company does not have any off balance sheet arrangements.

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

Our management, with the participation of the President, evaluated the effectiveness of the Company’s internal control over financial reporting as of December 31, 2011.  In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework.  Based on this evaluation, our management, with the participation of the President, concluded that, as of December 31, 2010, our internal control over financial reporting was effective.

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

Item 9B. Other Information.

There are no further disclosures. All information that was required to be disclosed in 2011 has been disclosed.

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

NAME	AGE	POSITION

Roderick C. Bartlett (1)	56	Chief Operating Officer and Director Corporate Secretary
Simon Thomas (1) Joseph F. Dickson (1) (2)	58 57	Chief Financial Officer, and Director Director
Des Biali (2)	65	Director

(1)	Member of the Compensation and Governance Committees.
(2)	Independent Director.

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

Des Biali (B.Sc. Electrical Engineering, P.Eng.). Director & Advisory Board Member:  Des Biali has owned and operated DB Systems Inc. for the past 20 years. Prior to this, he was an Engineering Consultant with R.J. Wong and Associates Ltd., responsible for detailed engineering, design, and construction supervision of major projects. Mr. Biali has a degree in engineering, post graduate training in advanced control systems from the University of Saskatchewan, Canada and is a licensed member of the Association of Professional Engineers in British Columbia and Saskatchewan, Canada:

Joseph F. Dickson. Corporate Secretary and Director: Joseph Dickson was the Chief Operating Officer of Innovation Fuels, Inc. out of Syracuse, NY leading the company’s bio-diesel plant operation and project development efforts from Sept. 2007 until Dec. 2009. Mr. Dickson was the Director of Entrepreneurship at Syracuse University, Syracuse, NY from Feb. 2006 to Sept. 2007, the COO, Integrated Defense Systems, Inc., Glen Rock, PA from June 2005 to Jan. 2006 and the COO, Drug Risk Solutions, LLC a drug discovery company from June 2000 to June 2005. Mr. Dickson has 30 years of business experience in new ventures, business plan execution, organizational management, and operations. He has a background in high tech product design and development, manufacturing, and sales and marketing to commercial and military markets gained while working at GE and other high tech companies. He started and successfully financed two companies in the microelectronics and information technology industries. He has an undergraduate degree in chemistry and an MBA.

Simon G Thomas. Chief Financial Officer and Director: Mr. Thomas is a British citizen with residency in Rome, Italy. Mr Thomas has spent the past ten years as an independent global project funding consultant across a diverse range of industry. The six years preceding this Mr. Thomas focused in electronics exclusively consulting on projects and their funding throughout the Eastern blocks, Asia and Far East countries. For twelve years starting in 1983 Mr. Thomas was the managing director of Electronic Applications Ltd. This company acted as overseas agents for a number of equipment manufacturers such as Gerber Scientific and Westinghouse. Mr. Thomas’s formal education included a degree in Business studies from Loughton College of Further Education.

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

Simon Thomas became the companies CFO and a director effective January 1st, 2011. Joe Dickson ceased to be the CFO effective Dec 31st, 2010.

SUMMARY COMPENSATION TABLE

Name and Principal Position	Year Ended	Annual Compensation			Long Term Compensation			All Other Compensation ($)
					Awards		Payouts
		Salary ($)	Bonus ($)	Other Annual Compensation ($)	Restricted Stock Awards ($)	Securities Underlying Options/ SARs (#)	LTIP Payouts ($)
Roderick Bartlett, CEO,
President and Director	2011	$250,000	0-	-0-	-0-	-0-	-0-	$-0-

Simon Thomas, CFO,
Treasurer and Director	2011	$250,000	0-	-0-	-0-	-0-	-0-	$-0-

Des Biali,
Director	2011	$-0-	0-	-0-	-0-	-0-	-0-	$-0-

Joe F. Dickson,	2011	$-0-	0-	-0-	-0-	-0-	-0-	$-0-
Director

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth as of March 24, 2012, the name and shareholdings of each person known to us that either directly or beneficially holds more than 5% of our 22,332,669 issued and outstanding shares of common stock, $.001 par value. The table also lists the name and shareholdings of each director and of all officers and directors as a group. Except as otherwise indicated, the persons named in the table have sole voting and dispositive power with respect to all shares beneficially owned, subject to community property laws where applicable.

Name & Address	Title of Class	Number of Shares Beneficially Owned	% of Class

Roderick Bartlett(1) 17503 La Cantera Parkway, Ste 104-511 San Antonio TX 78257	Common	1,031,670	4.62%
Simon Thomas (1) Via Aurelia 325, Pal 7, 00165 Rome Italy	Common	200,000	0.90%
Joe F Dickson (1) 2345 Tucker Rd, New Woodstock, NY 13122	Common	315,423	1.41%
Des Biali (1) 17503 La Cantera Parkway, Ste 104-511 San Antonio TX 78257	Common	0	0%
All directors and executive officers as a group: (4 person)	Common	1,547,093	6.93%

(1)

Officer and/or director.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

We have received funds from our officers and directors to fund the Company’s activities. Currently we owe Mr. Rod Bartlett $94,777.97 (which includes interest). Our Canadian office billed for office services to an unrelated Company that has similar officers and directors as TransAct $1210 CDN dollars.. The Company lent Aqua Terra Power a company wholly owned by one of our shareholders, $263,519.87. Terra Energy, a company owned by one of our shareholders lent us $27,500.

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

Item 14. Principal Accounting Fees and Services.

The fees for services billed by Pritchett, Siler & Hardy, P.C. to the Company in the last two fiscal years were as follows:

	Twelve months ended on	Twelve months ended on
	December 31, 2011	December 31, 2010

Audit Fees	$21,822	$15,940
Audit-Related Fees	$0	$0
Tax Fees	$0	$0
All Other Fees	$0	$0
Total Fees	$21,822	$15,940

Audit Fees. The 2010 fees were comprised of professional services rendered in connection with the audit of our financial statements for our annual report on Form 10-K and the review of our quarterly financial statements for our quarterly reports on Form 10-Q that are customary under auditing standards generally accepted in the United States. The 2011 fees did not include professional services rendered in connection with the audit of our financial statements for our annual report on Form 10-K but they did include fees for the review of our first and second quarterly financial statements for our quarterly reports on Form 10-Q that are customary under auditing standards generally accepted in the United States

Audit Committee Pre Approval Policies and Procedures

The Company does not have an audit committee and is in search of qualified candidates to form such committee. As a result, the Company does not have any pre-approval policies or procedures for audit or non-audit services.

PART IV

Item 15. Exhibits, Financial Statement Schedules.

(a) Index to Financial Statements and Financial Statement Schedules

The following un-audited financial statements are included on the pages indicated:

F-1 Balance Sheets as of December 31, 2011 and 2010

F-2 Statements of Operations for the years ended December 31, 2011 and 2010

F-3 Statements of Stockholders' Equity (Deficit) for the years ended December 31, 2011 and 2010

F-4 Statements of Cash Flows for the years ended December 31, 2011 and 2010

F-5 Notes to Financial Statements

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

TRANSACT ENERGY CORP.

By: /s/ Roderick C. Bartlett	Chief Executive Officer, Corporate Secretary	April 13, 2012
Roderick C. Bartlett

By /s/ Simon Thomas	Chief Financial Officer,	April 13, 2012
Simon Thomas

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By: /s/ Roderick C. Bartlett	Director	April 13, 2012
Roderick C. Bartlett

By /s/ Simon Thomas	Director	April 13, 2012
Simon Thomas

By: /s/ Des Biali	Director	April 13, 2012
Des Biali
By: /s/ Joe F. Dickson
Joe F. Dickson	Director	April 13, 2012

TRANSACT ENERGY CORP.

[A Development Stage Company]

FINANCIAL STATEMENTS

DECEMBER 31, 2011

(Unaudited)

TRANSACT ENERGY CORP.

 [A Development Stage Company]

(Unaudited)

CONTENTS

TRANSACT ENERGY CORP.
(A Development Stage Company)
BALANCE SHEETS
(Unaudited)

	December 31,	December 31,
	2011	2010

ASSETS

Current
Cash	$-	$2,498
Prepaid expenses	-	903
Total Current Assets	-	3,401

Software	1,063	2,223

	$1,063	$5,624

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current
Bank indebtedness	$2,033	$-
Accounts payable	161,047	62,276
Accrued interest	24,991	11,522
Accrued interest - related party	231,554	6,169
Compensation payable	740,257	289,949
Deposit for stock purchase	-	40,000
Notes payable - net of discount	49,583	65,355
Notes payable - Related parties, net of discount	163,467	77,277
Total Current Liabilities	1,372,932	552,548

Stockholders' Equity (Deficit)
Preferred stock, $.001 par value, 10,000,000 shares authorized no shares issued and outstanding	-	-
Common Stock, $.001 par value, 100,000,000 shares authorized 22,332,669 (Dec 2010 - 19,964,655) shares issued and outstanding	22,333	19,965
Capital in excess of par value	1,518,275	1,350,257
Subscriptions receivable	-	(550,431)
Deficit accumulated during the development stage	(2,912,477)	(1,366,715)

Total Stockholders' Equity (Deficit)	(1,371,869)	(546,924)

	$1,063	$5,624

The accompanying notes are an integral part of these financial statements.

TRANSACT ENERGY CORP.
(A Development Stage Company)
STATEMENTS OF OPERATIONS
(Unaudited)

	Cumulative
	from inception	For the	For the
	March 15, 2006	Year ended	Year ended
	December 31,	December 31,	December 31,
	2011	2011	2010

REVENUE	$-	$-	$-

EXPENSES
General and administrative	2,236,834	1,274,577	757,564
Unsuccessful lease purchases	18,673	-	-

Total Expenses	2,255,507	1,274,577	757,564

LOSS BEFORE OTHER INCOME (EXPENSE)	(2,255,507)	(1,274,577)	(757,564)

Interest income	50,954	-	39,184
Interest expense	(430,630)	(306,049)	(56,023)
Gain on debt settlement	34,864	34,864	-
Loss on write off of investment in lease	(12,684)	-	(12,684)
Allowance for loss on loans receivable and related interest	(299,474)	-	(299,474)

LOSS FROM OPERATIONS
BEFORE INCOME TAXES	(2,912,477)	(1,545,762)	(1,086,561)

CURRENT TAX EXPENSE	-	-	-

DEFERRED TAX EXPENSE	-	-	-

NET LOSS	$(2,912,477)	$(1,545,762)	$(1,086,561)

LOSS PER COMMON SHARE	$-	$(0.02)	$(0.10)

The accompanying notes are an integral part of these financial statements.

TRANSACT ENERGY CORP.
(A Development Stage Company)
STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)
FROM INCEPTION ON MARCH 15, 2006 THROUGH DECEMBER 31, 2011
(Unaudited)
						Deficit
						Accumulated
	Preferred		Common		Capital in	During the
	stock		Stock		Excess of	Development
	Shares	Amount	Shares	Amount	Par Value	Stage
BALANCE, March 15,2006	-	$-	-	$-	$-	$-
Issuance of 8,500,000 shares of common stock for cash at $.001 per share, April 2006	-	-	8,500,000	8,500	-	-
Issuance of 900,000 shares of common stock for cash at $.05 per share, August 2006	-	-	900,000	900	44,100	-
Net loss for the period ended December 31, 2006	-	-	-	-	-	(12,181)
BALANCE, December 31, 2006	-	-	9,400,000	9,400	44,100	(12,181)
Net loss for the year ended December 31, 2007	-	-	-	-	-	(22,024)
BALANCE, December 31, 2007	-	-	9,400,000	9,400	44,100	(34,205)
Net loss for the year ended December 31, 2008	-	-	-	-	-	(54,563)
BALANCE, December 31, 2008	-	-	9,400,000	9,400	44,100	(88,768)
Issuance of 1,102,000 shares of common stock for cash at $.25 per share, September 2009	-	-	1,102,000	1,102	274,398	-
Deferred offering costs offset against offering	-	-	-	-	(13,263)	-
Beneficial conversion feature on notes payable	-	-	-	-	65,464	-
Net loss for the year ended December 31, 2009	-	-	-	-	-	191,386
BALANCE, December 31, 2009	-	-	10,502,000	10,502	370,699	(280,154)
Issued for services at $ .55 per share	-	-	135,000	135	74,115	-
Issued for services at $ 1.39 per share	-	-	48,775	49	67,693	-
Shares issued to existing shareholders in exchange for 1,008,625 free trading shares valued at $.50 per share	-	-	1,109,488	1,110	553,634	-
Issuance of 7,770,148 common shares pursuant to conversion of notes payable at $ .01 per share	-	-	7,770,148	7,770	69,931	-
Issuance of 315,909 common shares valued at $.41 -$.47 per share in exchange for compensation and consulting services	-	-	315,909	316	142,934	-
Beneficial conversion feature on notes payable	-	-	-	-	56,334	-
Issuance of 83,333 common shares on conversion of debt at $.18 per share	-	-	83,333	83	14,917	-
Net loss for the year ended December 31,2010	-	-	-	-	-	(1,086,561)
BALANCE, December 31, 2010	-	$-	19,964,653	$19,965	$1,350,257	$(1,366,715)
Issuance of 838,235 shares of common stock for cash at $.15,$.17 & $.20 per share, June 2011	-	-	838,237	838	139,162	-
Issuance of 375,739 common shares valued at $.015 per share pursuant to compensation agreements	-	-	375,739	376	5,260	-
Issuance of 404,040 common shares on conversion of notes payable at $.03 per share	-	-	404,040	404	11,596	-
Issuance of 750,000 common shares on conversion of debt at $.013 per share	-	-	750,000	750	9,250	-
Beneficial conversion feature on notes payable	-	-	-	-	2,750	-
Net loss for the year ended December 31,2011	-	-	-	-	-	(1,545,762)
	-	$-	22,332,669	$22,333	$1,518,275	$(2,912,477)
The accompanying notes are an integral part of these financial statements.

TRANSACT ENERGY CORP.
(A Development Stage Company)
STATEMENTS OF CASH FLOWS
(Unaudited)

	Cumulative
	from inception	For the	For the
	March 15, 2006 to	Year ended	Year ended
	December 31,	December 31,	December 31,
	2011	2011	2010
Cash Flow From Operating Activities:
Net loss for the period	$(2,912,477)	$(1,545,762)	$(1,086,561)
Adjustments to reconcile net loss to cash used by operating activities:
Stock issued for services	288,242	3,000	302,402
Stock issued for expenses	4,313	-	-
Debt issued for services	12,847	-	-
Amortization	2,417	1,160	1,160
Loss on write off of investment in lease	12,684	-	12,684
Allowance for interest receivable	50,954	-	50,954
Allowance for loans receivable	248,521	-	248,521
Interest expense from beneficial conversion feature on notes payable	124,548	29,895	29,189
Loss on stock subscriptions receivable	550,431	550,431	-
Gain on debt settlement	(34,864)	(34,864)	-
Change in assets and liabilities:
Decrease (Increase) in interest receivable	(50,954)	-	(39,184)
Decrease (Increase) in prepaid expenses	-	903	(903)
Increase (decrease) in accounts payable	167,347	98,771	(20,777)
Increase in compensation payable	740,207	450,308	289,949
Increase in accrued interest	262,532	238,854	26,834
Net Cash (used) by Operating Activities	(533,252)	(207,304)	(185,732)

Cash Flows From Investing Activities:
Acquisition of oil and gas leases	(12,684)	-	-
Purchase of software	(3,480)	-	-
Loans receivable	(263,521)	-	-
Proceeds from loans receivable	15,000	-	-
Net Cash (Used) by Investing Activities	(264,685)	-	-

Cash Flow From Financing Activities
Proceeds from common stock issuance	429,000	100,000	-
Proceeds received for stock not yet issued	40,000	-	40,000
Stock offering costs	(13,263)	-	-
Proceeds from notes payable	399,096	161,702	144,430
Repayment of notes payable	(58,929)	(58,929)	-
Net Cash Provided by Financing Activities	795,904	202,773	184,430

Net Increase (Decrease) in Cash	(2,033)	(4,531)	(1,302)

Cash at Beginning of Period	-	2,498	3,800

Cash (Bank Indebtedness) at End of Period	$(2,033)	$(2,033)	$2,498

Supplemental Disclosures of Cash Flow Information:
Cash paid during the period for:
Interest	$-	$-	$-
Income taxes	$-	$-	$-

Supplemental Schedule of Noncash Investing and Financing Activities:
For the years ended December 31, 2011 and 2010:
Shares issued for services	$305,402	$3,000	$302,402
Shares issued on conversion of debt	114,701	22,000	92,701
Shares issued to shareholders in exchange for free trading shares	554,744	-	554,744
Subscriptions receivable	(550,431)	-	(550,431)
Beneficial conversion feature on notes payable	59,084	-	-

The accompanying notes are an integral part of these financial statements.

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization - TransAct Energy Corp. (“the Company”) was organized under the laws of the State of Nevada on March 15, 2006. The Company is in the business of developing and managing power production facilities globally, primarily using alternative/sustainable energy sources. The Company has not generated revenues and is considered a development stage company as defined in Accounting Standards Codification (“ASC”) Topic No. 915. The Company has, at the present time, not paid any dividends and any dividends that may be paid in the future will depend upon the financial requirements of the Company and other relevant factors.

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

The Company has no tax positions at December 31, 2011 and 2010 for which the ultimate deductibility is highly certain but for which there is uncertainty about the timing of such deductibility.

The Company recognizes interest accrued related to unrecognized tax benefits in interest expense and penalties in operating expenses. During the years ended December 31, 2010 and 2009, the Company recognized no interest and penalties. The Company had no accruals for interest and penalties at December 31, 2011 and 2010. All tax years starting with 2008 are open for examination.

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

NOTE 2 – LOANS RECEIVABLE – RELATED PARTY

The $12,000, $5,000, $7,000, $212,000 and $12,520 loans receivable from a company whose sole shareholder holds less than 10% in TransAct, are unsecured and were due on November 1, November 10, November 29, December 6 and December 6, 2010, respectively. The loans are secured by certain assets and equipment of the company and bear interest at rates between 15% and 18% per annum for the terms of the loans. At December 31, 2010 and December 31, 2009 Interest receivable was $50,954 and $40,505 respectively. These notes have not been granted an extension, are in default and management has formally demanded payment of the outstanding principal and interest and may pursue legal action if the cost of said action can be justified. At December 31, 2011 the Company has recorded a total allowance of $299,475 charged to operations including principal of $248,521 and interest of $50,954.

NOTE 3 -  SOFTWARE

Accumulated Net Book Value
	Cost	Amortization	2011	2010

Software	$3,480	$2,417	$1,063	$2,223

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

Accrued interest for the notes at December 31, 2011 and December 31, 2010 were $ 0 and $2,515 respectively. A beneficial conversion feature of $53,334 has been recorded as a discount to the notes with an offset to additional paid in capital. The discount will be amortized over the life of the notes. Interest expense relating to the notes for the period ended December 31, 2011 was $ 0. The remaining unamortized discount has been expensed as interest since the note was repaid during the period.

The $25,000 and $19,666 ($20,000 CAD) promissory notes payable dated April 22, 2011 and March 31, 2011 respectively are unsecured and bear interest at 60% per annum or $2,500 and $1,925 ($2,000 CAD) respectively whichever is greater. The notes are due on demand and may be prepaid in whole or part without penalty. Accrued interest was $19,287 at December 31, 2011.

The $ 4,917 ($5,000 CAD) promissory note payable dated September 12, 2011 is unsecured and bears interest at $481 ($500 CAD) up to September 16, 2011 and $ 48 ($50 CAD) per diem until all principal and interest is repaid. The note is due on demand and may be prepaid in whole or part without penalty. Accrued interest was $ 5,703 at December 31, 2011.

NOTE 5 – NOTES PAYABLE – RELATED PARTIES

a)

The $10,000 convertible promissory note payable to a company whose shareholders hold less than 10% in TransAct is unsecured, bears interest at 10% per annum and was due and payable on March 31, 2010. The payee had the option to convert the entire principal amount on or before April 29, 2009 into common shares of the Company based on a conversion rate of $.00345 per share and no interest was payable if the principal was converted to shares of the Company. The payee did not exercise its conversion option. The note is currently outstanding and in October 2010 the Company issued a check in the amount of $11,876 as payment in full of principal and interest which was returned uncashed by the payee. The Company is currently in dispute regarding the expiration date of the conversion option in the agreement and the note remains in default. At December 31, 2011 accrued interest was $ 3,186.

b)

The $17,500 promissory note payable to a company whose shareholders hold less than 10% in TransAct is unsecured, bears interest at 10% per annum and is due on demand. This note is currently in default. At December 31, 2011 accrued interest was $ 4,799.

c)

Promissory notes payable totalling $74,277 to an officer and shareholder are secured by certain assets and equipment of the Company and  bear interest at 8% and 10% per annum and are due on demand. At December 31, 2011 accrued interest was $10,965.

d)

A $3,000 convertible promissory note payable to a former officer is secured by certain assets and equipment of the Company and bore interest at 8% per annum through the due date in November 2010 and is currently in default and bearing interest at 60% the highest lawful rate. A beneficial conversion feature of $3,000 has been recorded as a discount to the note with an offset to additional paid in capital. The discount was fully amortized in 2010. At December 31, 2011 accrued interest was $ 2,733.

e)

A $22,030 promissory note payable dated February 24, 2011 to a former officer bears interest of $6,000 and was due on March 4, 2011. This note is accruing interest at $360 per day for every day after March 4, 2011 until the note is repaid in full. At December 31, 2011 accrued interest was $ 114,720.

f)

A $46,660 promissory note payable dated April 22, 2011 to a former officer bears interest at 1% per diem. A beneficial conversion feature of $2,750 was recorded as a discount to the notes with the offset to Additional Paid In Capital. In May 2011 the holder of the note converted $10,000 of principal into 750,000 shares of common stock and the discount was expensed to interest. The remaining balance of $36,660 is due on demand. At December 31, 2011 accrued interest was $ 95,150.

Accrued interest and late fees for the notes at December 31, 2011 and December 31, 2010 was $ 231,554 and $10,149 respectively.

NOTE 6 - CAPITAL STOCK

Preferred Stock - The Company has authorized 10,000,000 shares of preferred stock, $.001 par value, with such rights, preferences and designations and to be issued in such series as determined by the Board of Directors. No shares are issued and outstanding at December 31, 2011.

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

On July 6, 2010, the Company issued 48,775 common shares in exchange for consulting services at a value of $1.39 per share.

On July 6, 2010, the Company issued 10,000 common shares in exchange for consulting services at a value of $.55 per share.

During September 2010, the Company issued 1,109,488 shares of its previously authorized, but unissued common stock for consulting services at a value of $.50 per share.

NOTE 6 - CAPITAL STOCK (continued)

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

NOTE 7 - INCOME TAXES

The Company accounts for income taxes in accordance with ASC Topic No. 740, “Income Taxes.” This standard requires the Company to provide a net deferred tax asset or liability equal to the expected future tax benefit or expense of temporary reporting differences between book and tax accounting and any available operating loss or tax credit carry forwards.

The Company adopted the provisions of ASC Topic 740, “Accounting for Uncertainty in Income Taxes”, on January 1, 2007. As result of the implementation of ASC Topic 740, the Company recognized approximately no increase in the liability for unrecognized tax benefits.

The Company has no tax provisions at December 31, 2011 and 2010, for which the ultimate deductibility is highly certain but for which there is uncertainty about the timing of such deductibility.

The Company recognizes interest accrued related to unrecognized tax benefits in interest expense and penalties in operating expenses. During the periods ended December 31, 2011 and 2010, the Company recognized no interest and penalties. The Company had no accruals for interest and penalties at December 31, 2011 and December 31, 2010.

Deferred taxes are provided on a liability method whereby deferred tax assets are recognized for deductible temporary differences and operating loss (NOL). Tax credit carry forwards and deferred tax liabilities are recognized for taxable temporary differences. Temporary differences are the differences between the reported amounts of assets and liabilities and their tax bases. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.

NOTE 7 - INCOME TAXES (continued)

Net deferred tax assets (liabilities) consist of the following components as of December 31, 2011 and 2010:

	2011	2010
Deferred tax assets:
NOL Carryover	$1,086,500	$273,300
Related Party Accrual	-	-
Valuation allowance	(1,086,500)	(273,300)
Net deferred tax asset	$-	$-

The income tax provision differs from the amount of estimated income tax determined by applying the U.S. federal income tax rate to pretax income from continuing operations for the periods ended December 31, 2011 and 2010 due to the following:

	2011	2010
Book Loss (20% statutory rate)	$(309,152)	$(217,300)

Valuation allowance	309,152	217,300
Tax at effective rate	$-	$-

At December 31, 2011, the Company had net operating loss carry forwards of approximately $ 2,912,477 that may be offset against future taxable income from the year 2012 through 2031. No tax benefit has been reported in the December 31, 2011 or 2010 financial statements since the potential tax benefit is offset by a valuation allowance of the same amount.

Due to the change in ownership provisions of the Tax Reform Act of 1986, net operating loss carry forwards for Federal income tax reporting purposes are subject to annual limitations. Should a change in ownership occur, net operating loss carry forwards may be limited as to use in future years.

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

NOTE 9 - RELATED PARTY TRANSACTIONS

Management Compensation -

The Company has also accrued executive compensation of $250,000 to the President of the Company for the year ended December 31, 2011 (See Note 11).

The Company has accrued executive compensation of $ 250,000 to the CFO of the Company for the year ended December 31, 2011 (See Note 11).

NOTE 10 - LOSS PER SHARE

The following data show the amounts used in computing loss per share for the periods presented:

	Year ended	Year ended
	December 31,	December 31,
	2011	2010
Loss from operations available to common shareholders (numerator)	$(1,545,762)	$(1,086,561)
Weighted average number of common shares outstanding during the period used in loss per share (denominator)	21,874,065	11,347,937

Dilutive loss per share was not presented, as the Company had no common equivalent shares for all periods presented that would affect the computation of diluted loss per share.

NOTE 11 – COMMITMENTS AND CONTINGENCIES

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

Lease agreement - The Company was committed to a three year lease for office space which commenced July 1, 2010 and expired on June 30, 2013. In September 2011 the lease was terminated by both parties and the Company forfeited its lease deposit and the landlord subsequently subleased the property.

Financing agreement - In April 2010 the Company entered into an investment banking agreement to arrange funding of not less than $6,000,000 through the sale of common shares of the Company. The Company has agreed to pay a fee in the amount of $50,000 of which $15,000 was paid and still held in escrow, to be disbursed for third party due diligence expenses according to the terms of the agreement. Under the terms of the agreement the Company has also agreed to pay a fee of not less than 2% of the monies obtained as a loan and 8% of the monies obtained via equity investors. In November 2010 the Company terminated this agreement due to unfulfilled terms and requested the funds held in escrow to be released back to the Company. As of December 31, 2011 the Company has not received any funds nor any response and has expensed the $15,000 as consulting fees. If any funds are returned they will be recorded as an expense recovery in the year received.

Compensation agreement – The President and Chief Executive Officer agreement pays an annual base salary of $250,000 which has been accrued to date, with a cash bonus annually based on 5% of EBITDA and a stock bonus formulated around the return on invested capital where the issued and outstanding stock of the Company times the rate of return divided by ten will equate to the stock issued.

Administration agreement – The agreement for administration services paid a salary of $ 41,541 ($42,000 CAD) per annum which was terminated on December 31, 2011. At December 31, 2011 $ 45,004 is included in compensation payable on the balance sheet.

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

NOTE 12 – SUBSEQUENT EVENTS

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