Form 10-Q
period 2012-03-31
TRANSACT ENERGY CORP
filed 2012-05-15
CIK 1383394

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

   X  . QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012.

or

      . TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________________  to  _______________________

Commission File Number:  333-139746

TRANSACT ENERGY CORP.

(Exact name of registrant as specified in its charter)

Nevada	98-0515445
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

SUITE 104-511 17503 La Cantera Parkway San Antonio, TX, USA	78257
(Address of principal executive offices)	(Zip Code)

210-561-6015

(Registrant’s telephone number, including area code)

_____________________________________________________________________

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

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

The accompanying financial statements have been prepared by the Company without audit.  In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at March 31, 2012 and 2011 and for the periods then ended have been made.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted.  It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s December 31, 2011 management prepared financial statements.  The results of operations for the periods ended March 31, 2012 and 2011 are not necessarily indicative of the operating results for the full year.

TRANSACT ENERGY CORP.

[A Development Stage Company]

INTERIM FINANCIAL STATEMENTS

MARCH 31, 2012

______________

(Unaudited – Prepared by Management)

TRANSACT ENERGY CORP.

 [A Development Stage Company]

(Unaudited -  Prepared by Management )

CONTENTS

PAGE

—

Interim Balance Sheets

5

—

Interim Statements of Operations

6

—

Interim Statements of Cash Flows

7

—

Notes to Interim Financial Statements

8 - 13

TRANSACT ENERGY CORP.
(A Development Stage Company)
__________________________
INTERIM BALANCE SHEETS
( Unaudited - Prepared by Management)

	March 31,	December 31,
	2012	2011
ASSETS

Current
Cash	$21	$-
Total Current Assets	21	-

Software ,net	773	1,063

	$794	$1,063

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current
Bank indebtedness	$-	$2,033
Accounts payable	156,775	161,047
Accrued interest	36,540	24,991
Accrued interest - related party	300,612	231,554
Compensation payable	882,013	740,257
Notes payable - net of discount	50,022	49,583
Notes payable - Related parties, net of discount	163,467	163,467
Total Current Liabilities	1,589,429	1,372,932

Stockholders' Equity (Deficit)
Preferred stock, $.001 par value, 10,000,000 shares authorized no shares issued and outstanding
	-	-
Common Stock, $.001 par value, 100,000,000 shares authorized 22,332,669 shares issued and outstanding

	22,333	22,333
Capital in excess of par value	1,518,275	1,518,275
Deficit accumulated during the development stage	(3,129,243)	(2,912,477)

Total Stockholders' Equity (Deficit)	(1,588,635)	(1,371,869)

	$794	$1,063

The accompanying notes are an integral part of these financial statements.

TRANSACT ENERGY CORP.
(A Development Stage Company)
__________________________
INTERIM STATEMENTS OF OPERATIONS

( Unaudited - Prepared by Management)

	Cumulative
	from inception	Three months	Three months
	March 15, 2006	ended	ended
	March 31,	March 31,	March 31,
	2012	2012	2011

REVENUE	$-	$-	$-

EXPENSES
General and administrative	2,373,269	136,435	806,996
Unsuccessful lease purchases	18,673	-	-

Total Expenses	2,391,942	136,435	806,996

LOSS BEFORE OTHER INCOME (EXPENSE)	(2,391,942)	(136,435)	(806,996)

Interest income	50,954	-	-
Interest expense	(510,961)	(80,331)	(46,255)
Gain on debt settlement	34,864	-	-
Loss on write off of investment in lease	(12,684)	-	-
Allowance for loss on loans receivable and related interest	(299,474)	-	-

LOSS FROM OPERATIONS
BEFORE INCOME TAXES	(3,129,243)	(216,766)	(853,251)

CURRENT TAX EXPENSE	-	-	-

DEFERRED TAX EXPENSE	-	-	-

NET LOSS	$(3,129,243)	$(216,766)	$(853,251)

LOSS PER COMMON SHARE		$(0.02)	$(0.04)

The accompanying notes are an integral part of these financial statements.

TRANSACT ENERGY CORP.
(A Development Stage Company)
INTERIM STATEMENTS OF CASH FLOWS
( Unaudited - Prepared by Management)

	Cumulative
	from inception	Three months	Three months
	March 15, 2006 to	ended	ended
	March 31,	March 31,	March 31,
	2012	2012	2011
Cash Flow From Operating Activities:
Net loss for the period	$(3,129,243)	$(216,766)	$(853,251)
Adjustments to reconcile net loss to cash used by
operating activities:
Stock issued for services	288,242	-	-
Stock issued for expenses	4,313	-	-
Debt issued for services	12,847	-	-
Amortization	2,707	290	290
Loss on write off of investment in lease	12,684	-	-
Allowance for interest receivable	50,954	-	-
Allowance for loans receivable	248,521	-	-
Interest expense from beneficial conversion	-	-	-
feature on notes payable	124,548	-	17,777
Loss on stock subscriptions receivable	550,431	-	550,431
Gain on debt settlement	(34,864)	-	-
Change in assets and liabilities:
Decrease (Increase) in interest receivable	(50,954)	-	-
Decrease (Increase) in prepaid expenses	-	-	(495)
Increase (decrease) in accounts payable	163,075	(4,272)	48,766
Increase in compensation payable	881,963	141,756	86,303
Increase in accrued interest	343,139	80,607	19,477
Net Cash (used) by Operating Activities	(531,637)	1,615	(130,702)

Cash Flows From Investing Activities:
Acquisition of oil and gas leases	(12,684)	-	-
Purchase of software	(3,480)	-	-
Loans receivable	(263,521)	-	-
Proceeds from loans receivable	15,000	-	-
Net Cash (Used) by Investing Activities	(264,685)	-	-

Cash Flow From Financing Activities
Proceeds from common stock issuance	429,000	-	100,000
Proceeds received for stock not yet issued	40,000	-	-
Stock offering costs	(13,263)	-	-
Proceeds from notes payable	399,535	439	42,610
Repayment of notes payable	(58,929)	-	(13,000)
Net Cash Provided by Financing Activities	796,343	439	129,610

Net Increase (Decrease) in Cash	21	2,054	(1,092)
Cash (Bank Indebtedness) at Beginning of Period	-	(2,033)	2,498

Cash at End of Period	$21	$21	$1,406

Supplemental Disclosures of Cash Flow Information:
Cash paid during the period for:
Interest	$-	$-	$9,000
Income taxes	$-	$-	$-

Supplemental Schedule of Noncash Investing and Financing Activities:
For the three month period ended March 31, 2012 and 2011:
Shares issued for services	$305,402	$-	$-
Shares issued on conversion of debt	$114,701	$-	$12,000
Shares issued to shareholders in exchange for free trading shares	$554,744	$-	$-
Subscriptions receivable	$(550,431)	$-	$(550,431)
Beneficial conversion feature on notes payable	$59,084	$-	$-
The accompanying notes are an integral part of these financial statements.

TRANSACT ENERGY CORP.

[A Development Stage Company]

NOTES TO INTERIM FINANCIAL STATEMENTS

MARCH 31, 2012

(Unaudited – Prepared By Management)

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

Interim Condensed Financial Statements - The accompanying interim financial statements have been prepared by the Company without audit.  In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at  March 31, 2012 and 2011 and for the periods then ended have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted.  It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s December 31, 2011 unaudited financial statements.  The results of operations for the periods ended March 31, 2012 and 2011 are not necessarily indicative of the operating results for the full year.

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

The Company has no tax positions at March 31, 2012 and 2011 for which the ultimate deductibility is highly certain but for which there is uncertainty about the timing of such deductibility.

The Company recognizes interest accrued related to unrecognized tax benefits in interest expense and penalties in operating expenses. During the years ended December 31, 2011 and 2010, the Company recognized no interest and penalties. The Company had no accruals for interest and penalties at March 31, 2012 and December 31, 2011. All tax years starting with 2008 are open for examination.

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

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - CONTINUED

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

NOTE 3 -  SOFTWARE

		Accumulated	Net Book Value
	Cost	Amortization	March 31, 2012	Dec 31, 2010

Software	$3,480	$2,707	$773	$1,063

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

NOTE 4 – NOTES PAYABLE - CONTINUED

A beneficial conversion feature of $53,334 has been recorded as a discount to the notes with an offset to additional paid in capital. The discount was amortized over the life of the notes. The remaining unamortized discount has been expensed as interest  since the note was repaid.

The $25,000 and $20,018 ($20,000 CAD) promissory notes payable dated April 22, 2011 and March 31, 2011 respectively are unsecured and bear interest at 60% per annum or $2,500 and $2,002 ($2,000 CAD) respectively whichever is greater. The notes are due on demand and may be prepaid in whole or part without penalty. Accrued interest was

$ 26,181 at March 31, 2012.

The $ 5,005 ($5,000 CAD) promissory note payable dated September 12, 2011 is unsecured and bears interest at $ 505 ($500 CAD) upto September 16,2011 and $ 50 ($50 CAD) per diem until all principal and interest is repaid. The note is due on demand and may be prepaid in whole or part without penalty. Accrued interest was $ 10,359 at March 31, 2012.

NOTE 5 – NOTES PAYABLE – RELATED PARTIES

a)

The $10,000 convertible promissory note payable to a company whose shareholders hold less than 10% in TransAct is unsecured, bears interest at 10% per annum and was due and payable on March 31, 2010. The payee had the option to convert the entire principal amount on or before April 29, 2009 into common shares of the Company based on a conversion rate of $.00345 per share. No interest was payable if the principal was converted to shares of the Company. The payee did not exercise its conversion option. The note is currently outstanding and in October 2010 the Company issued a check in the amount of $11,876 as payment in full of principal and interest which was returned un-cashed by the payee. The Company is currently in dispute regarding the expiration date of the conversion option in the agreement and the note remains in default. At March 31, 2012 accrued interest was $ 3,435

b)

The $17,500 promissory note payable to a company whose shareholders hold less than 10% in TransAct is unsecured, bears interest at 10% per annum and is due on demand. This note is currently in default. At March 31, 2012 accrued interest was $5,236.

c)

Promissory notes payable totalling $74,277 to an officer and shareholder are secured  by certain assets and equipment of the Company and  bear interest at 8% and 10% per annum and are due on demand. At March 31, 2012 accrued interest was $ 12,769.

d)

A $3,000 convertible promissory note payable to a former officer is secured by certain assets and equipment of the Company and bore interest at 8% per annum through the due date in November 2010 and is currently in default and bearing interest at 60% the highest lawful rate. A beneficial conversion feature of $3,000 has been recorded as a discount to the note with an offset to additional paid in capital. The discount was fully amortized in 2010. At March 31, 2012 accrued interest was $ 3,182.

e)

A $22,030 promissory note payable dated February 24, 2011 to a former officer bears interest of $6,000 and was due on March 4, 2011. This note is accruing interest at $360 per day for every day after March 4, 2011 until the note is repaid in full. At March 31, 2012 accrued interest was $ 147,480.

  f)

A $46,660 promissory note payable dated April 22, 2011 to a former officer bears interest at 1% per diem. A beneficial conversion feature of $2,750 was recorded as a discount to the notes with the offset to Additional Paid In Capital. In May 2011 the holder of the note converted $10,000 of principal into 750,000 shares of common stock and the discount was expensed to interest. The remaining balance of $36,660 is due on demand. At March 31, 2012 accrued interest was $ 128,510.

Accrued interest and late fees for the notes at March 31, 2012  and  December 31, 2011 was $ 300,612 and $231,554 respectively.

NOTE 6 - CAPITAL STOCK

Preferred Stock - The Company has authorized 10,000,000 shares of preferred stock, $.001 par value, with such rights, preferences and designations and to be issued in such series as determined by the Board of Directors. No shares are issued and outstanding at March 31, 2012 and December 31, 2011.

Common Stock - The Company has authorized 100,000,000 shares of common stock, $.001 par value, with such rights, preferences and designations and to be issued in such series as determined by the Board of Directors.

NOTE 6 - CAPITAL STOCK - CONTINUED

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

NOTE 8 - RELATED PARTY TRANSACTIONS

Management Compensation –   The Company has accrued executive compensation of $62,500 to the President of the Company for the period ended March 31, 2012  (See Note 10).

The Company has accrued executive compensation of $ 62,500 to the CFO of the Company for the period ended March 31, 2012  (See Note 10).

NOTE 9 - LOSS PER SHARE

The following data show the amounts used in computing loss per share for the periods presented:

	Three months ended	Three months ended
	March 31,	March 31,
	2012	2011
Loss from operations available to common shareholders (numerator)	$(216,766)	$(853,251)
Weighted average number of common shares outstanding during the period used in loss per share (denominator)	21,874,065	11,347,937

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

Financing agreement - In April 2010 the Company entered into an investment banking agreement to arrange funding of not less than $6,000,000 through the sale of common shares of the Company. The Company had agreed to pay a fee in the amount of $50,000 of which $15,000 was paid and still held in escrow, to be disbursed for third party due diligence expenses according to the terms of the agreement. Under the terms of the agreement the Company had also agreed to pay a fee of not less than 2% of the monies obtained as a loan and 8% of the monies obtained via equity investors. In November 2010 the Company terminated this agreement due to unfulfilled terms and requested the funds held in escrow to be released back to the Company. As of March 31, 2012 the Company has not received any funds nor any response and has expensed the $15,000 as consulting fees in 2011. If any funds are returned they will be recorded as an expense recovery in the year received.

Compensation agreement – The President and Chief Executive Officer agreement pays an annual base salary of $250,000 which has been accrued to date, with a cash bonus annually based on 5% of EBITDA and a stock bonus formulated around the return on invested capital where the issued and outstanding stock of the Company times the rate of return divided by ten will equate to the stock issued.

Administration agreement – The agreement for administration services paid a salary of $ 42,038 ($42,000 CAD) per annum which was terminated on December 31, 2011. At March 31, 2012 $ 57,319 is included in compensation payable on the balance sheet.

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

NOTE 10 – COMMITMENTS AND CONTINGENCIES – CONTINUED

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

NOTE 11 – SUBSEQUENT EVENTS

On May 3, 2012 the company entered into an agreement whereby 3,015,000 free trading shares are to be issued in exchange for a $20,000 loan to TransAct and the settlement of any and all obligations given to the parties of the agreement. These shares are intended to be sold to cover their costs including the loans and any balance of these shares would be used to raise capital and split evenly between the parties.

On May 11, 2012 the Company arranged for 3,005,000 free trading shares to be placed as additional security for a $100,000 loan as a retainer for a financing of 100 million dollars. TransAct has an Memorandum of Understanding (MOU) to receive one third  or  30 million dollars of this financing. If these shares are used to repay the loan TransAct will have to issue the shares used plus 10% additional shares to the contributing shareholders.

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

OUR BUSINESS

We formed as a Nevada corporation on March 15, 2006 as TransAct Energy Corp. Although our business plan called for the securing and managing of any energy leasehold, the Company focused on securing producing and non-producing oil and gas leases in Alberta, Canada. On September 7, 2006 we acquired a one hundred percent (100%) interest in a Petroleum and Natural Gas Lease, from the province of Alberta, Canada for twelve thousand and fifty-one dollars ($12,051), the MedHat Project. We did not develop this resource. We looked to expand our holdings in Alberta through acquisitions and joint ventures for the following two years. We have since discontinued our efforts in Alberta and allowed that lease to lapse.

A distinct trend appeared in the energy sector supporting sustainable energies. About the same time in late 2008 the Company was introduced to Dr. Mory Gomshei one of the world’s leading geothermal experts and two of his geothermal power (using superheated water from the earth to turn turbines) projects in British Columbia, Canada. The acquisition, resource evaluation, exploration process and administration for geothermal are very similar and in many jurisdictions come under the petroleum sector. We worked with independent companies Aqua Terra Power and Aqua Terra Geothermal through the balance of 2009 on the two geothermal power projects in British Columbia. Other than lending Aqua Terra funds no formal arrangement was entered into pending them securing drill permits on the two projects. These licenses lapsed under their original owners and were re-posted by the government for public tender, an Ontario corporation associated with Dr. Ghomshei acquired most of the original licenses and have initiated drilling applications. We entered discussions with this entity in the latter half of 2011 to form a Farm-in relationship. Discussions are ongoing and expected to culminate one way or the other by mid-year.

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

In the last quarter 0f 2011 we did initiate negotiations and planning regarding a new Energy from Waste (“EfW”) technology in order to leverage the efforts made in India, Saudi Arabia and Brazil. Throughout the first quarter our efforts have involved finalizing a business plan, Joint Development Agreement and Financing for this Venture.

PLAN OF OPERATION

This year’s efforts have been focused on building out TransAct’s  EFW division.  After the funding setbacks of 2011 the company decided the best way to make up for lost time would be to focus on one joint venture (“JV”)with a private company that we could contribute to that was through its development stage and ready to operate.  We had spent time and money through to 2011 in the EFW sector. Throughout the first quarter we developed the pieces for TransAct Energy Corp. to form a Joint Venture Company with a scientific group out of the United Kingdom that owns proprietary, working technology capable of the emissions free processing of municipal waste. The business plan calls for a four plant build out initially in Europe, and then a cross-over to North America.

In terms of funding the JV, the Company has secured a soft commitment from a development company for approximately thirty million dollars ($30 Million USD) of which most will be allocated as equity for the JV’s planned facility in Scotland. The balance of the required project capital will be sourced out of one of several green funds we have developed relationships with in anticipation of a sustainable energy project. The Company is also developing funding sources that will take out the construction debt/equity structures upon plant commissioning; in order that the funder may secure ten to fifteen year guaranteed revenue streams. This will allow TransAct and its joint venture partners to move their funds into other projects on an ongoing basis.

Through our second quarter we intend on completing the financing we initiated in our first quarter, which will provide us with enough working capital and substantial funding for the first municipal plant in the United Kingdom. We will then complete the formation of the JV Company and initiate the engineering, procurement and construction for that plant.

To execute our strategy the Company will keep its team lean and build human resources in the JV.  All operations will be focused out of a central office either in the USA or Europe depending on the long-term focus of the JV partners.

The Company received an “E” extension on its symbol in the last quarter because of the absence of an Auditor’s report in the Annual Report 10-k. The company intends to operate in the OTC Pinks from this point forward to reduce its overhead. If and when the company reaches significant earnings and assets it will contemplate which board or exchange will best serve the company.

SUBSEQUENT EVENTS

On or about April 22nd, 2012 the company received a letter E extension on its trading symbol. TEGY became TEGYE. This was a result of a delinquency in our Annual Report 10K. We were unable to satisfy our financial obligation to our auditors and have them complete the Audit of the company’s financial records through to the end of December, 2012. At the earliest date possible we will resume engaging our auditors and will go back and re-file the required audited reports. However this will not be in time to resume trading on the OTCBB and instead we will resume our trading on the OTC Pinks.

On May 3rd we entered into an agreement with Spirit Holdings Corp and an associated company Microtech Industries Ltd. where any and all obligations to Spirit Holdings Corp. including a new $20,000 loan to TransAct Energy Corp were settled in exchange for causing three million fifteen thousand (3,015,000) free trading shares to be given to Spirit Holdings and Microtech  et al. These shares would be sold to cover their costs including the loans and then any outstanding shares would be used to raise capital and split evenly the capital raised between Spirit and TransAct. TransAct was able to get three shareholders to contribute these shares and will have to replace the same plus 10% additional stock.

On May 11th, 2012 TransAct Energy caused three million five thousand (3,005,000) free trading shares to be placed as additional security for a one hundred thousand dollar ($100,000) loan to Alfra Developers Limited the company TransAct has an MOU to receive a gross loan of thirty million ($30 Million) dollars. If these shares are used to repay the loan TransAct will have to issue the shares used plus 10% additional shares to the contributing shareholders.

RESULTS OF OPERATIONS

Results of Operations for the Three Months Ended March 31, 2012 Compared to The Three Months Ended March 31, 2011

During the three months ended March 31, 2012, the Company worked diligently on its business and maintaining its reporting status with the SEC. However due to finances we were forced to file our Annual Report without auditors review resulting in the company being delinquent in required filings with the SEC as determined by the NASD.

We did not generate any revenue from January 1, 2012 to March 31, 2012 as was the same for the three month period in 2011. For the three months ended March 31, 2012 our general and administrative expenses were $136,435 compared to $806,996 for the same period in 2011. Expenses consisted of professional fees, administrative and management fees and miscellaneous expenses.  The main difference between the two periods was   Consulting fees which were Nil for this reporting period and  $638,029 reported in the same period in 2011.  Management compensation was $125,000 for the period ending 2011 and $125,000 for the period ending March 31, 2012Travel/ Meeting expenses were $ 2,063 versus $12,416 for the previous year three months March 31, 2011. As a result, we have reported a net loss of $216,766 for the Three Month period ended March 31, 2012.

Stock-Based Compensation Costs

There was no stock based compensation for the period ended March 31, 2012 and 2011. Any shares issued are a part of our executive compensation plan, and are issued to obtain, retain and motivate our directors, executives and employees.

LIQUIDITY AND CAPITAL RESOURCES

As of March 31, 2012 we have no current assets.  Our current liabilities consist of accounts payable in the amount of $156,775, accrued interest of $337,152, compensation payable of $882,013 and Notes payable, net of discount of $50,022.

NEED FOR ADDITIONAL FINANCING

The Company made a public offering of up to 2,000,000 shares of common stock. The Company filed a registration statement with the United States Securities and Exchange Commission on Form S-1. The offering was declared effective on December 12, 2008. An offering price of $0.25 per share had arbitrarily been determined by the Company.  The offering was managed by the Company without any underwriter. The shares were offered and sold by officers and directors of the Company, who received no sales commissions or other compensation in connection with the offering, except for reimbursement of expenses actually incurred on behalf of the Company in connection with the offering.   The Company filed a post-effective amendment to its registration statement which was declared effective on July 17, 2009.  The offering was closed at August 31, 2009. The Company raised a total of $275,500 and subsequently issued 1,102,000 common shares.

The Company will need to raise significant capital over the next year, some of which may need to be done by way of selling equity in the Company. Depending on the market price and the terms that can be negotiated this will result in the dilution of current shareholders of the Company’s stock.

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

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

The Company sold 588,235 shares for $100,000 in January 2011 to an offshore accredited investor. The funds were used for general office and administration expenses.

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES.

None

ITEM 4.   REMOVED AND RESERVED

None

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

Date: May 14, 2012

By: /s/ Rod Bartlett

Rod Bartlett

President,

Chief Executive Officer