Form 10-Q
period 2012-06-30
TRANSACT ENERGY CORP
filed 2012-08-20
CIK 1383394

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

  X . QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012.

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

210-888-0785

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of May 12, 2011:    26, 668,952

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

TRANSACT ENERGY CORP.

[A Development Stage Company]

INTERIM FINANCIAL STATEMENTS

JUNE 30, 2012

(Unaudited – Prepared by Management)

TRANSACT ENERGY CORP.

 [A Development Stage Company]

(Unaudited -  Prepared by Management )

TRANSACT ENERGY CORP.
(A Development Stage Company)

INTERIM BALANCE SHEETS
( Unaudited - Prepared by Management)

	June 30,	December 31,
	2012	2011

ASSETS
Current
Cash	2	-
Prepaid Expenses	$85,525	$-

Total Current Assets	85,527	-

Software ,net	483	1,063

	$86,010	$1,063

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current
Bank indebtedness	$-	$2,033
Accounts payable	147,732	161,047
Accrued interest	48,089	24,991
Accrued interest - related party	368,595	231,554
Compensation payable	1,007,013	740,257
Notes payable - net of discount	50,022	49,583
Notes payable - Related parties, net of discount	163,467	163,467
Total Current Liabilities	1,784,918	1,372,932

Stockholders' Equity (Deficit)
Preferred stock, $.001 par value, 10,000,000 shares authorized no shares issued and outstanding

Common Stock, $.001 par value, 100,000,000 shares authorized 26, 668,952 shares issued and outstanding

	26,669	22,333
Capital in excess of par value	1,669,323	1,518,275
Deficit accumulated during the development stage	(3,394,900)	(2,912,477)

Total Stockholders' Equity (Deficit)	(1,698,908)	(1,371,869)

	$86,010	$1,063

The accompanying notes are an integral part of these financial statements.

TRANSACT ENERGY CORP.
(A Development Stage Company)

INTERIM STATEMENTS OF OPERATIONS
(Unaudited - Prepared by Management)

	Cumulative
	from inception	Three months	Six months	Three months	Six months
	March 15, 2006	ended	ended	ended	ended
	June 30,	June 30,	June 30,	June 30,	June 30,
	2012	2012	2012	2011	2011

REVENUE	$-	$-	$-	$-	$-

EXPENSES
General and administrative	2,544,006	170,737	307,172	169,346	976,342
Unsuccessful lease purchases	18,673	-	-	-	-

Total Expenses	2,562,679	170,737	307,172	169,346	976,342

LOSS BEFORE OTHER INCOME (EXPENSE)	(2,562,679)	(170,737)	(307,172)	(169,346)	(976,342)

Interest income	50,954	-	-	-	-
Interest expense	(605,591)	(94,630)	(174,394)	(99,483)	(145,738)
Gain on debt settlement	$34,864	$-	$-	$34,864	$34,864
Loss on write off of investment in lease	(12,684)	-	-	-	-
Allowance for loss on loans receivable and related interest	(299,474)	-	-	-	-

LOSS FROM OPERATIONS
BEFORE INCOME TAXES	(3,394,610)	(265,367)	(481,566)	(233,965)	(1,087,216)

CURRENT TAX EXPENSE	-	-	-	-	-

DEFFRRED TAX EXPENSE	-	-	-	-	-

NET LOSS	$(3,394,610)	$(265,367)	$(481,566)	$(233,965)	$(1,087,216)

LOSS PER COMMON SHARE		$(0.01)	$(0.02)	$(0.01)	$(0.05)

The accompanying notes are an integral part of these financial statements.

TRANSACT ENERGY CORP.
(A Development Stage Company)
INTERIM STATEMENTS OF CASH FLOWS
( Unaudited - Prepared by Management)

	Cumulative
	from inception	Six months	Six months
	March 15, 2006 to	ended	ended
	June 30,	June 30,	June 30,
	2012	2012	2011

Cash Flow From Operating Activities:
Net loss for the period	$(3,394,610)	$(481,566)	$(1,087,216)
Adjustments to reconcile net loss to cash used by operating activities:

Stock issued for services	$313,242	$25,000	$3,000
Stock issued for expenses	9,758	5,445	-
Debt issued for services	12,847	-	-
Amortization	2,997	580	580
Loss on write off of investment in lease	12,684	-	-
Allowance for interest receivable	50,954	-	-
Allowance for loans receivable	248,521	-	-
Interest expense from beneficial conversion feature on notes payable
	124,548	-	29,895
Loss on stock subscriptions receivable	550,431	-	550,431
Gain on debt settlement	(34,864)	-	34,864
Change in assets and liabilities:
Decrease (Increase) in interest receivable	(50,954)	-	-
Decrease (Increase) in prepaid expenses	$(85,525)	$(85,525)	$(495)
Increase (decrease) in accounts payable	154,032	(13,315)	76,040
Increase in compensation payable	1,006,963	266,756	204,437
Increase in accrued interest	437,769	175,237	85,099
Net Cash (used) by Operating Activities	(641,207)	(107,388)	(173,093)
Cash Flows From Investing Activities:
Acquisition of oil and gas leases	(12,684)	-	-
Purchase of software	(3,480)	-	-
Loans receivable	(263,521)	-	-
Proceeds from loans receivable	15,000	-	-
Net Cash (Used) by Investing Activities	(264,685)	-	-
Cash Flow From Financing Activities
Proceeds from common stock issuance	$543,551	$111,930	$100,000
Proceeds received for stock not yet issued	40,000	-	-
Stock offering costs	(13,263)	-	-
Proceeds from notes payable	399,535	439	129,985
Repayment of notes payable	$(63,929)	$(5,000)	$(53,000)
Net Cash Provided by Financing Activities	905,894	107,369	176,985

Net Increase (Decrease) in Cash	2	(19)	3,892

Cash (Bank Indebtedness) at Beginning of Period	-	21	2,498

Cash at End of Period	$2	$2	$6,390

Supplemental Disclosures of Cash Flow Information:
Cash paid during the period for:
Interest	$-	$-	$30,600
Income taxes	$-	$-	$-

Supplemental Schedule of Noncash Investing and Financing Activities:
For the three month period ended June 30, 2012 and 2011:
Shares issued for services	$330,402	$25,000	$3,000
Shares issued on conversion of debt	114,701	-	22,000
Shares issued to shareholders in exchange for free trading shares
	$680,127	$125,383	$-
Subscriptions receivable	(550,431)	-	-
Beneficial conversion feature on notes payable	$59,084	$-	$2,750

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

Interim Condensed Financial Statements - The accompanying interim financial statements have been prepared by the Company without audit.  In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at  June 30, 2012 and 2011 and for the periods then ended have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted.  It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s December 31, 2011 unaudited financial statements.  The results of operations for the periods ended June 30, 2012 and 2011 are not necessarily indicative of the operating results for the full year.

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

The Company has no tax positions at June 30, 2012 and 2011 for which the ultimate deductibility is highly certain but for which there is uncertainty about the timing of such deductibility.

The Company recognizes interest accrued related to unrecognized tax benefits in interest expense and penalties in operating expenses. During the years ended December 31, 2011 and 2010, the Company recognized no interest and penalties. The Company had no accruals for interest and penalties at June 30, 2012 and December 31, 2011. All tax years starting with 2008 are open for examination.

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

NOTE 3 -  SOFTWARE

Accumulated	Net Book Value
		Cost	Amortization	June 30, 2012	Dec 31 2011

Software		$3,480	$ 2,707	$ 483	$1,063

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

The $25,000 and $20,018 ($20,000 CAD) promissory notes payable dated April 22, 2011 and March 31, 2011 respectively are unsecured and bear interest at 60% per annum or $2,500 and $2,002 ($2,000 CAD) respectively whichever is greater. The notes are due on demand and may be prepaid in whole or part without penalty. Accrued interest was

$ 33,095 at June 30, 2012.

NOTE 4 – NOTES PAYABLE -  (CONTINUED)

The $ 5,005 ($5,000 CAD) promissory note payable dated September 12, 2011 is unsecured and bears interest at $ 505 ($500 CAD) up to September 16, 2011 and $ 50 ($50 CAD) per diem until all principal and interest is repaid. The note is due on demand and may be prepaid in whole or part without penalty. Accrued interest was $ 14,905 at June 30, 2012.

NOTE 5 – NOTES PAYABLE – RELATED PARTIES

a)

The $10,000 convertible promissory note payable to a company whose shareholders hold less than 10% in TransAct is unsecured, bears interest at 10% per annum and was due and payable on March 31, 2010. The payee had the option to convert the entire principal amount on or before April 29, 2009 into common shares of the Company based on a conversion rate of $.00345 per share. No interest was payable if the principal was converted to shares of the Company. The payee did not exercise its conversion option. The note is currently outstanding and in October 2010 the Company issued a check in the amount of $11,876 as payment in full of principal and interest which was returned un-cashed by the payee. The Company is currently in dispute regarding the expiration date of the conversion option in the agreement and the note remains in default. At June 30, 2012 accrued interest was $ 3,684

b)

The $17,500 promissory note payable to a company whose shareholders hold less than 10% in TransAct is unsecured, bears interest at 10% per annum and is due on demand. This note is currently in default. At June 30, 2012 accrued interest was $5,673.

c)

Promissory notes payable totalling $74,277 to an officer and shareholder are secured by certain assets and equipment of the Company and  bear interest at 8% and 10% per annum and are due on demand. At June 30, 2012 accrued interest was $ 14,573.

d)

A $3,000 convertible promissory note payable to a former officer is secured by certain assets and equipment of the Company and bore interest at 8% per annum through the due date in November 2010 and is currently in default and bearing interest at 60% the highest lawful rate. A beneficial conversion feature of $3,000 has been recorded as a discount to the note with an offset to additional paid in capital. The discount was fully amortized in 2010. At June 30, 2012 accrued interest was $ 3,631.

e)

A $22,030 promissory note payable dated February 24, 2011 to a former officer bears interest of $6,000 and was due on March 4, 2011. This note is accruing interest at $360 per day for every day after March 4, 2011 until the note is repaid in full. At June 30, 2012 accrued interest was $ 180,240.

f)

A $46,660 promissory note payable dated April 22, 2011 to a former officer bears interest at 1% per diem. A beneficial conversion feature of $2,750 was recorded as a discount to the notes with the offset to Additional Paid In Capital. In May 2011 the holder of the note converted $10,000 of principal into 750,000 shares of common stock and the discount was expensed to interest. The remaining balance of $36,660 is due on demand. At June 30, 2012 accrued interest was $ 161,870.

Accrued interest and late fees for the notes at June 30, 2012 and December 31, 2011 was $ 417,166 and $231,554 respectively.

NOTE 6 - CAPITAL STOCK

Preferred Stock - The Company has authorized 10,000,000 shares of preferred stock, $.001 par value, with such rights, preferences and designations and to be issued in such series as determined by the Board of Directors. No shares are issued and outstanding at June 30, 2012 and December 31, 2011.

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

NOTE 8 - RELATED PARTY TRANSACTIONS

Management Compensation –   The Company has accrued executive compensation of $125,000 to the President of the Company for the period ended June 30, 2012  (See Note 10).

The Company has accrued executive compensation of $ 125,000 to the CFO of the Company for the period ended June 30, 2012 (See Note 10).

NOTE 9 - LOSS PER SHARE

The following data show the amounts used in computing loss per share for the periods presented:

	Six months ended	Six months ended
	June 30,	June 30,
	2012	2011

Loss available to common shareholders
(numerator)	$(481,566)	$(1,087,216)

Weighted average number of common shares outstanding during the period used in loss per share (denominator)	26, 668,952	20,901,429

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

Financing agreement - In April 2010 the Company entered into an investment banking agreement to arrange funding of not less than $6,000,000 through the sale of common shares of the Company. The Company had agreed to pay a fee in the amount of $50,000 of which $15,000 was paid and still held in escrow, to be disbursed for third party due diligence expenses according to the terms of the agreement. Under the terms of the agreement the Company had also agreed to pay a fee of not less than 2% of the monies obtained as a loan and 8% of the monies obtained via equity investors. In November 2010 the Company terminated this agreement due to unfulfilled terms and requested the funds held in escrow to be released back to the Company. As of June 30, 2012 the Company has not received any funds nor any response and has expensed the $15,000 as consulting fees in 2011. If any funds are returned they will be recorded as an expense recovery in the year received.

NOTE 10 – COMMITMENTS AND CONTINGENCIES - CONTINUED

Compensation agreement – The President and Chief Executive Officer agreement pays an annual base salary of $250,000 which has been accrued to date, with a cash bonus annually based on 5% of EBITDA and a stock bonus formulated around the return on invested capital where the issued and outstanding stock of the Company times the rate of return divided by ten will equate to the stock issued.

Administration agreement – The agreement for administration services paid a salary of $ 42,038 ($42,000 CAD) per annum which was terminated on December 31, 2011. At June 30, 2012 $ 57,319 is included in compensation payable on the balance sheet.

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

In January 2011 the Company, due to the unfulfilled terms by the consultant, demanded a full refund of the shares issued. The Company is currently negotiating for a return of 70% of the original 1,000,000 free trading common shares. As of June 30, 2012 the Company has not received any return of the shares or any response and has expensed the stock subscription receivable in the amount of $550,431 as consulting fees in 2011. If any shares are returned they will be recorded as an expense recovery in the period received.

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

On May 3, 2012 the company entered into an agreement whereby 3,015,000 free trading shares are to be issued in exchange for a $20,000 advance to TransAct and the settlement of any and all obligations given to the parties of the agreement. These shares are intended to be sold to cover their costs including the advances and any balance of these shares not used in settlement would be used to raise capital and split evenly between the parties. The portion that goes to the consulting company will be expensed as consulting fees. In order to facilitate the terms of this agreement the Company by way of special resolution identified certain shareholders of the Company that had sufficient unrestricted common shares and agreed to replace the unrestricted shares with restricted common shares plus an incentive of an additional 10% of bonus shares. In May 30, 2012 the Company issued 3,316,500 common shares, including 301,500 bonus shares, valued at $.036 per share.

On June 28th, 2012 the agreement was extended to August 31, 2012 where originally on May 11, 2012 the Company arranged for 3,005,000 free trading shares to be placed as additional security for a $100,000 loan as a retainer for a financing of 100 million dollars. TransAct has a Memorandum of Understanding (MOU) to receive one third or 30 million dollars of this financing. If these shares are used to repay the loan TransAct will have to issue the shares used plus 10% additional shares to the contributing shareholders and expense whatever shares used as financing costs.

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

A distinct trend appeared in the energy sector supporting sustainable energies. About the same time in late 2008 the Company was introduced to Dr. Mory Gomshei one of the world’s leading geothermal experts and two of his geothermal power (using superheated water from the earth to turn turbines) projects in British Columbia, Canada. The acquisition, resource evaluation, exploration process and administration for geothermal are very similar and in many jurisdictions come under the petroleum sector. We worked with independent companies Aqua Terra Power and Aqua Terra Geothermal through the balance of 2009 on the two geothermal power projects in British Columbia. Other than lending Aqua Terra funds no formal arrangement was entered into pending them securing drill permits on the two projects. These licenses lapsed under their original owners and were re-posted by the government for public tender, an Ontario corporation associated with Dr. Ghomshei acquired most of the original licenses and have initiated drilling applications. We entered discussions with this entity in the latter half of 2011 to form a Farm-in relationship. Discussions are ongoing and expected to culminate one way or the other  this year.

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

The second quarter of 2012 the Company continued its efforts to secure funding for its EfW Joint Venture with Mr Bruce Hutchon et al of Scotland by continuing its funding efforts with Alfra Developers based on a memorandum. The Alfra MOU provides Transact with a third of the capital we raise against their $315 Million USD asset in Cabo San Lucas Mexico. TransAct secured a term sheet on behalf of Alfra from Lupa Capital of the UK  in the middle of May 2012and have continued to work through the requirements of this financing. A financing commitment to Alfra is now pending final sign off of all parties involved.

PLAN OF OPERATION

The balance of this year’s efforts will be focused on building the first municipal scale plant of TransAct’s EFW joint venture.  We have completed the business plan for Transact Energy from Waste, identified the required capital for the first plants and set in motion financing that should cover the capital needs. We anticipate that within the third quarter the funds for the first plant in the UK should be fully committed so that we can proceed to finalizing sight acquisition, engineering and design.

To execute our strategy the Company will keep its team lean and build human resources in the JV.  All operations will be focused out of a central office either in the USA or Europe depending on the long-term focus of the JV partners.

When the company is able to complete its financing with Alfra Developers a portion of the funds will be allocated to the ongoing reporting and administration of TransAct Energy Corp.  At that point the Company will have its auditors complete any and all outstanding audits and reviews to be in good standing as a fully reporting company. The company plans to continue to operate on the OTC Pinks. If and when the company reaches significant earnings and assets it will contemplate which board or exchange will best serve the company.

SUBSEQUENT EVENTS

None

RESULTS OF OPERATIONS

Results of Operations for the Three Months Ended June 30, 2012 Compared to The Three Months Ended June 30, 2011

During the three months ended June 30, 2012, the Company worked diligently on its business and maintaining its reporting status with the SEC. However due to finances we were forced to file our Annual Report without auditors review resulting in the company being delinquent in required filings with the SEC as determined by the NASD.

We did not generate any revenue from January 1, 2012 to June 30, 2012 as was the same for the three month period in 2011. For the three months ended June 30, 2012 our general and administrative expenses were $ 170,737 compared to $169,346 for the same period in 2011. Expenses consisted of professional fees, administrative and management fees and miscellaneous expenses.   Management compensation was $125,000 for the period ending 2011 and $125,000 for the period ending June 30, 2012Travel/ Meeting expenses were $ 1637 versus $28 for the previous year three months June 30, 2011. As a result, we have reported a net loss of $481,566 for the Three Month period ended June 30, 2012.

Stock-Based Compensation Costs

There was $25,000 stock based compensation for the period ended June 30, 2012 and  none for 2011. Any shares issued are a part of our executive compensation plan, and are issued to obtain, retain and motivate our directors, executives and employees.

LIQUIDITY AND CAPITAL RESOURCES

As of June 30, 2012 we have no current assets.  Our current liabilities consist of accounts payable in the amount of $147,732, accrued interest of $416,684, compensation payable of $1,007,013 and Notes payable, net of discount of $50,022.

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

Date: August 20, 2012

By: /s/ Rod Bartlett

Rod Bartlett

President,

Chief Executive Officer