Form 10-Q
period 2012-09-30
TRANSACT ENERGY CORP
filed 2012-11-14
CIK 1383394

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

  X  .   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012.

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of September 30, 2012:    26, 668,952

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

The accompanying financial statements have been prepared by the Company without audit.  In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at September 30, 2012 and 2011 and for the periods then ended have been made.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted.  It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s December 31, 2011 management prepared financial statements.  The results of operations for the periods ended September 30, 2012 and 2011 are not necessarily indicative of the operating results for the full year.

TRANSACT ENERGY CORP.

[A Development Stage Company]

(Unaudited -  Prepared by Management )

TRANSACT ENERGY CORP.
(A Development Stage Company)
INTERIM BALANCE SHEETS
( Unaudited - Prepared by Management)

	September 30,	December 31,
	2012	2011
ASSETS

Current
Cash	3	-
Prepaid Expenses	$85,525	$-

Total Current Assets	85,528	-

Software ,net	193	1,063

	$85,721	$1,063

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current
Bank indebtedness	$-	$2,033
Accounts payable	151,283	161,047
Accrued interest	60,188	24,991
Accrued interest - related party	437,719	231,554
Compensation payable	1,131,963	740,257
Notes payable - net of discount	50,022	49,583
Notes payable - Related parties, net of discount	163,467	163,467
Total Current Liabilities	1,994,642	1,372,932

Stockholders' Equity (Deficit)

Preferred stock, $.001 par value, 10,000,000 shares authorized no shares issued and outstanding	-	-
Common Stock, $.001 par value, 100,000,000 shares authorized 26, 668,952 shares issued and outstanding	26,669	22,333
Capital in excess of par value	1,669,323	1,518,275
Deficit accumulated during the development stage	(3,604,913)	(2,912,477)

Total Stockholders' Equity (Deficit)	(1,908,921)	(1,371,869)

	$85,721	$1,063

The accompanying notes are an integral part of these financial statements.

TRANSACT ENERGY CORP.
(A Development Stage Company)
INTERIM STATEMENTS OF OPERATIONS
( Unaudited - Prepared by Management)

	Cumulative
	from inception	Three months	Nine months	Three months	Nine months
	March 15, 2006	ended	ended	ended	ended
	To September 30,	September 30,	September 30,	September 30,	September 30,
	2012 $	2012 $	2012 $	2011 $	2011 $

REVENUE	-	-	-	-	-

EXPENSES
General and administrative	2,672,701	128,695	435,281	148,826	1,125,168
Unsuccessful lease purchases	18,673	-	-	-	-

Total Expenses	2,691,374	128,695	435,281	148,826	1,125,168

LOSS BEFORE OTHER INCOME (EXPENSE)	(2,691,374)	(128,695)	(435,281)	(148,826)	(1,125,168)

Interest income	50,954	-	-	-	-
Interest expense	(687,199)	(81,608)	(256,569)	(78,229)	(223,967)
Gain on debt settlement	34,864	-	-	-	34,864
Loss on write off of investment in lease	(12,684)	-	-	-	-
Allowance for loss on loans receivable and related interest	(299,474)	-	-	-	-

LOSS FROM OPERATIONS
BEFORE INCOME TAXES	(3,604,913)	(210,303)	(691,850)	(227,055)	(1,314,271)

CURRENT TAX EXPENSE	-	-	-	-	-

DEFERRED TAX EXPENSE	-	-	-	-	-

NET LOSS	(3,604,913)	(210,303)	(691,850)	(227,055)	(1,314,271)

LOSS PER COMMON SHARE		(0.01)	(0.03)	(0.01)	(0.05)

The accompanying notes are an integral part of these financial statements.

TRANSACT ENERGY CORP.
(A Development Stage Company)
INTERIM STATEMENTS OF CASH FLOWS
( Unaudited - Prepared by Management)

	Cumulative
	from inception	Nine months	Nine months
	March 15, 2006 to	ended	ended
	September 30,	September 30,	September 30,
	2012$	2012$	2011$

Cash Flow From Operating Activities:
Net loss for the period	(3,604,913)	(691,850)	(1,314,271)
Adjustments to reconcile net loss to cash used by operating activities:
Stock issued for services	313,242	25,000	3,000
Stock issued for expenses	9,758	5,445	-
Debt issued for services	12,847	-	-
Amortization	3,287	870	870
Loss on write off of investment in lease	12,684	-	-
Allowance for interest receivable	50,954	-	-
Allowance for loans receivable	248,521	-	-
Interest expense from beneficial conversion feature on notes payable	124,548	-	29,895
Loss on stock subscriptions receivable	550,431	-	550,431
Gain on debt settlement	(34,864)	-	(34,864)
Change in assets and liabilities:
Decrease (Increase) in interest receivable	(50,954)	-	-
Decrease (Increase) in prepaid expenses	(85,525)	(85,525)	(495)
Increase (decrease) in accounts payable	157,823	(9,524)	85,219
Increase(decrease) in accounts payable - Related party	-	-	(6,384)
Increase in compensation payable	1,131,963	391,756	340,098
Increase in accrued interest	518,992	256,460	162,617
Net Cash (used) by Operating Activities	(641,206)	(107,368)	(183,884)

Cash Flows From Investing Activities:
Acquisition of oil and gas leases	(12,684)	-	-
Purchase of software	(3,480)	-	-
Loans receivable	(263,521)	-	-
Proceeds from loans receivable	15,000	-	-
Net Cash (Used) by Investing Activities	(264,685)	-	-

Cash Flow From Financing Activities
Proceeds from common stock issuance	543,551	111,930	100,000
Proceeds received for stock not yet issued	40,000	-	-
Stock offering costs	(13,263)	-	-
Proceeds from notes payable	399,535	439	138,310
Repayment of notes payable	(63,929)	(5,000)	(58,929)
Net Cash Provided by Financing Activities	905,894	107,369	179,381

Net Increase (Decrease) in Cash	3	1	(4,503)

Cash (Bank Indebtedness) at Beginning of Period	-	2	2,498

Cash at End of Period	3	3	(2,005)

Supplemental Disclosures of Cash Flow Information:
Cash paid during the period for:
Interest	-	-	30,600
Income taxes	-	-	-

Supplemental Schedule of Noncash Investing and Financing Activities:
For the three month period ended September 30, 2012 and 2011:
Shares issued for services	330,402	25,000	-
Shares issued on conversion of debt	114,701	-	-
Shares issued to shareholders in exchange for free trading shares
	680,127	125,383	-
Subscriptions receivable	(550,431)	-	-
Beneficial conversion feature on notes payable	59,084	-	-

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

Interim Condensed Financial Statements - The accompanying interim financial statements have been prepared by the Company without audit.  In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at  September 30, 2012 and 2011 and for the periods then ended have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted.  It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s December 31, 2011 unaudited financial statements.  The results of operations for the periods ended September 30, 2012 and 2011 are not necessarily indicative of the operating results for the full year.

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

The Company has no tax positions at September 30, 2012 and 2011 for which the ultimate deductibility is highly certain but for which there is uncertainty about the timing of such deductibility.

The Company recognizes interest accrued related to unrecognized tax benefits in interest expense and penalties in operating expenses. During the years ended December 31, 2011 and 2010, the Company recognized no interest and penalties. The Company had no accruals for interest and penalties at September 30, 2012 and December 31, 2011. All tax years starting with 2008 are open for examination.

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

NOTE 2 – LOANS RECEIVABLE – RELATED PARTY

The $12,000, $5,000, $7,000, $212,000 and $12,520 loans receivable from a company whose sole shareholder holds less than 10% in TransAct, are secured and were due on November 1, November 10, November 29, December 6 and December 6, 2010, respectively. The loans are secured by certain assets and equipment of the company and bear interest at rates between 15% and 18% per annum for the terms of the loans. At June 30, 2011 and December 31, 2010 interest receivable was $50,954. These notes have not been granted an extension, are in default and management has formally demanded payment of the outstanding principal and interest and may pursue legal action if the cost of said action can be justified. At December 31, 2010 the Company recorded a total allowance of $299,475 charged to operations including principal of $248,521 and interest of $50,954

NOTE 3 -  SOFTWARE

			Net Book Value
	Cost	Accumulated Amortization	September 30, 2012	Dec 31 2011
	$	$	$	$
Software	3,480	3,287	193	1,063

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

The $25,000 and $20,018 ($20,000 CAD) promissory notes payable dated April 22, 2011 and March 31, 2011 respectively are unsecured and bear interest at 60% per annum or $2,500 and $2,002 ($2,000 CAD) respectively whichever is greater. The notes are due on demand and may be prepaid in whole or part without penalty. Accrued interest was

$ 39,903 at September 30, 2012.

The $ 5,005 ($5,000 CAD) promissory note payable dated September 12, 2011 is unsecured and bears interest at $ 505 ($500 CAD) up to September 16, 2011 and $ 50 ($50 CAD) per diem until all principal and interest is repaid. The note is due on demand and may be prepaid in whole or part without penalty. Accrued interest was $ 19,000 at September 30, 2012.

NOTE 5 – NOTES PAYABLE – RELATED PARTIES

a)

The $10,000 convertible promissory note payable to a company whose shareholders hold less than 10% in TransAct is unsecured, bears interest at 10% per annum and was due and payable on March 31, 2010. The payee had the option to convert the entire principal amount on or before April 29, 2009 into common shares of the Company based on a conversion rate of $.00345 per share. No interest was payable if the principal was converted to shares of the Company. The payee did not exercise its conversion option. The note is currently outstanding and in October 2010 the Company issued a check in the amount of $11,876 as payment in full of principal and interest which was returned un-cashed by the payee. The Company is currently in dispute regarding the expiration date of the conversion option in the agreement and the note remains in default. At September 30, 2012 accrued interest was $ 3501

b)

The $17,500 promissory note payable to a company whose shareholders hold less than 10% in TransAct is unsecured, bears interest at 10% per annum and is due on demand. This note is currently in default. At September 30, 2012 accrued interest was $6,110.

c)

Promissory notes payable totalling $74,277 to an officer and shareholder are secured by certain assets and equipment of the Company and  bear interest at 8% and 10% per annum and are due on demand. At September 30, 2012 accrued interest was $16,377.

d)

A $3,000 convertible promissory note payable to a former officer is secured by certain assets and equipment of the Company and bore interest at 8% per annum through the due date in November 2010 and is currently in default and bearing interest at 60% the highest lawful rate. A beneficial conversion feature of $3,000 has been recorded as a discount to the note with an offset to additional paid in capital. The discount was fully amortized in 2010. At September 30, 2012 accrued interest was $ 4,080.

e)

A $22,030 promissory note payable dated February 24, 2011 to a former officer bears interest of $6,000 and was due on March 4, 2011. This note is accruing interest at $360 per day for every day after March 4, 2011 until the note is repaid in full. At September 30, 2012 accrued interest was $ 213,000.

f)

A $46,660 promissory note payable dated April 22, 2011 to a former officer bears interest at 1% per diem. A beneficial conversion feature of $2,750 was recorded as a discount to the notes with the offset to Additional Paid In Capital. In May 2011 the holder of the note converted $10,000 of principal into 750,000 shares of common stock and the discount was expensed to interest. The remaining balance of $36,660 is due on demand. At September 30, 2012 accrued interest was $ 195,230.

Accrued interest and late fees for the notes at September 30, 2012 and December 31, 2011 was $ 497,633 and $231,554 respectively.

NOTE 6 - CAPITAL STOCK

Preferred Stock - The Company has authorized 10,000,000 shares of preferred stock, $.001 par value, with such rights, preferences and designations and to be issued in such series as determined by the Board of Directors. No shares are issued and outstanding at September 30, 2012 and December 31, 2011.

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

In May 2012 the Company issued 3,316,500 common shares for consulting services at a value of $.035 per share (see Note 10).

In May 2012 the Company issued 275,000 common shares as a fee related to financing services at a value of $.0182 per share.

In May 2012 the Company issued 625,000 common shares for compensation services at a value of $.05 per share.

In May 2012 the Company issued 119,783 common shares for compensation services at a value of $.045 per share.

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

NOTE 8 - RELATED PARTY TRANSACTIONS

Management Compensation –   The Company has accrued executive compensation of $187,500 to the President of the Company for the period ended September 30, 2012  (See Note 10).

The Company has accrued executive compensation of $ 187,500 to the CFO of the Company for the period ended September 30, 2012  (See Note 10).

NOTE 9 - LOSS PER SHARE

The following data show the amounts used in computing loss per share for the periods presented:

	Three months ended	Nine months ended	Three months ended	Nine months ended
	September 30, 2012	September 30, 2012	September 30, 2011	September 30, 2011

Loss available to common shareholders (numerator)	$(210,303)	$(691,850)	$(227,055)	$(1,314,271)

Weighted average number of common shares outstanding during the period used in loss per share (denominator)	26, 668,952	23,915,254	22,332,669	21,874,065

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

NOTE 10 – COMMITMENTS AND CONTINGENCIES – CONTINUED

Financing agreement - In April 2010 the Company entered into an investment banking agreement to arrange funding of not less than $6,000,000 through the sale of common shares of the Company. The Company had agreed to pay a fee in the amount of $50,000 of which $15,000 was paid and still held in escrow, to be disbursed for third party due diligence expenses according to the terms of the agreement. Under the terms of the agreement the Company had also agreed to pay a fee of not less than 2% of the monies obtained as a loan and 8% of the monies obtained via equity investors. In November 2010 the Company terminated this agreement due to unfulfilled terms and requested the funds held in escrow to be released back to the Company. As of September 30, 2012 the Company has not received any funds nor any response and has expensed the $15,000 as consulting fees in 2011. If any funds are returned they will be recorded as an expense recovery in the year received.

Compensation agreement – The President and Chief Executive Officer agreement pays an annual base salary of $250,000 which has been accrued to date, with a cash bonus annually based on 5% of EBITDA and a stock bonus formulated around the return on invested capital where the issued and outstanding stock of the Company times the rate of return divided by ten will equate to the stock issued.

Administration agreement – The agreement for administration services paid a salary of $ 42,038 ($42,000 CAD) per annum which was terminated on December 31, 2011. At September 30, 2012 $ 57,319 is included in compensation payable on the balance sheet.

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

In January 2011 the Company, due to the unfulfilled terms by the consultant, demanded a full refund of the shares issued. The Company is currently negotiating for a return of 70% of the original 1,000,000 free trading common shares. As of September 30, 2012 the Company has not received any return of the shares or any response and has expensed the stock subscription receivable in the amount of $550,431 as consulting fees in 2011. If any shares are returned they will be recorded as an expense recovery in the period received.

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

On June 28th, 2012 the agreement was extended to August 31, 2012 and then on Aug 30th, 2012 to November 15th, 2012; where originally on May 11, 2012 the Company arranged for 3,005,000 free trading shares to be placed as additional security for a $100,000 loan as a retainer for a financing of 100 million dollars. TransAct has a Memorandum of Understanding (MOU) to receive one third or 30 million dollars of this financing. If these shares are used to repay the loan TransAct will have to issue the shares used plus 10% additional shares to the contributing shareholders and expense whatever shares used as financing costs.

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

A distinct trend appeared in the energy sector supporting sustainable energies. About the same time in late 2008 the Company was introduced to Dr. Mory Gomshei one of the world’s leading geothermal experts and two of his geothermal power (using superheated water from the earth to turn turbines) projects in British Columbia, Canada. The acquisition, resource evaluation, exploration process and administration for geothermal are very similar and in many jurisdictions come under the petroleum sector. We worked with independent companies Aqua Terra Power and Aqua Terra Geothermal through the balance of 2009 on the two geothermal power projects in British Columbia. Other than lending Aqua Terra funds no formal arrangement was entered into pending them securing drill permits on the two projects. These licenses lapsed under their original owners and were re-posted by the government for public tender; an Ontario corporation associated with Dr. Ghomshei acquired most of the original licenses and has initiated drilling applications. We entered discussions with this entity in the latter half of 2011 to form a Farm-in relationship. Discussions are ongoing and expected to culminate one way or the other this year.

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

The second and third quarter of 2012 the Company continued its efforts to secure funding for its EfW Joint Venture with Mr Bruce Hutchon et al of Scotland by continuing its funding efforts with Alfra Developers based on a memorandum. The Alfra MOU provides Transact with a third of the capital we raise against their $315 Million USD land asset in Cabo San Lucas Mexico. TransAct secured a term sheet on behalf of Alfra from Lupa Capital of the UK  in the middle of May 2012 and have continued to work through the requirements of this financing. A financing commitment to Alfra is now pending final sign off of all parties involved.

PLAN OF OPERATION

The balance of this year’s efforts will be focused on building the first municipal scale plant of TransAct’s EFW joint venture.  We have completed the business plan for Transact Energy from Waste, identified the required capital for the first plants and set in motion financing that should cover the capital needs. We anticipate that within the fourth quarter the funds for the first plant in the UK should be fully committed so that we can proceed to finalizing sight acquisition, engineering and design.

To execute our strategy the Company will keep its team lean and build human resources in the JV.  All operations will be focused out of a central office either in the USA or Europe depending on the long-term focus of the JV partners.

When the company is able to complete its financing with Alfra Developers a portion of the funds will be allocated to the ongoing reporting and administration of TransAct Energy Corp.  At that point the Company will have its auditors complete any and all outstanding audits and reviews to be in good standing as a fully reporting company. The company plans to continue to operate on the OTC Pinks for the interim. If and when the company reaches significant earnings and assets it will contemplate which board or exchange will best serve the company.

SUBSEQUENT EVENTS

None

RESULTS OF OPERATIONS

Results of Operations for the Three Months Ended September 30, 2012 Compared to the Three Months Ended September 30, 2011

Up to the period ended September 30, 2012, the Company worked diligently on its business and maintaining its reporting status with the SEC. However due to finances we were forced to file our Annual Report without auditors review resulting in the company being delinquent in required filings with the SEC as determined by the NASD.

We did not generate any revenue from July 1, 2012 to September 30, 2012 as was the same for the three month period in 2011. For the three months ended September 30, 2012 our general and administrative expenses were $ 128,695 compared to $148,826 for the same period in 2011. Expenses consisted primarily of management fees and miscellaneous expenses.   Management compensation was $125,000 for the period ending 2011 and $125,000 for the period ending September 30, 2012. Interest Expense for the three months ending September 30, 2012 was $81,608 compared to $78,229 for the same period in 2011. As a result, we have reported a net loss of $210,303 for the Three Months ended September 30, 2012.

Results of Operations for the Nine Months Ended September 30, 2012 Compared to the Nine Months Ended September 30, 2011

We did not generate any revenue from January 1, 2012 to September 30, 2012 as was the same for the nine month period in 2010. For the nine months ended September 30, 2012 our general and administrative expenses were $435,281 compared to $$1,125,168 for the same period in 2011. Expenses consisted of professional fees, administrative and management fees and miscellaneous expenses. The main difference between the two periods was consulting fees which were $ 0   for the period ended September 30, 2012 with $638,028 reported in 2011.   As a result, we have reported a net loss of $(691,850) for the Nine Month period ended September 30, 2012.

Stock-Based Compensation Costs

There was $25,000 stock based compensation for the ninth period ended September 30, 2012 and $3000 for 2011. Any shares issued are a part of our executive compensation plan, and are issued to obtain, retain and motivate our directors, executives and employees.

LIQUIDITY AND CAPITAL RESOURCES

As of September 30, 2012 other recording a prepaid expense of $85, 525 we have no current assets.  Our current liabilities consist of accounts payable in the amount of $151,283, accrued interest of $497,907, compensation payable of $1,131,963 and Notes payable, net of any discount of $213,489.

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rules 13a-15(e) and 15d-15(e) promulgated under the Exchange Act. Based on this evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were effective at a reasonable assurance level as of September 30, 2012, the end of the period covered by this report.

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

TRANSACT ENERGY CORP.

Date: November 13, 2012

By: /s/ Rod Bartlett

      Rod Bartlett

      President,

      Chief Executive Officer