Form 10-K
period 2012-12-31
TRANSACT ENERGY CORP
filed 2013-02-15
CIK 1383394

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

(Mark One)

FORM 10-K

 X . ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2012

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

Registrant’s telephone number, including area code 210-888-0785

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).      . Yes  X . No

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter. On June 30th, 2012 the aggregate market value of the voting stock of Transact Energy Corp. held by non-affiliates of the registrant was $1,058,739.94

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date: As of February 7, 2013 we had issued and outstanding 26,668,952 shares common stock, $.001 par value

APPLICABLE ONLY TO REGISTRANTS INVOLVED IN BANKRUPTCY

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

The Company's current corporate structure results from the issuance of founding shares equal to nine million four hundred thousand (9,400,000), an initial public offering (IPO) of one million one hundred and two thousand shares (1,102,000) at twenty-five cents ($0.25) and sixteen million one hundred and sixty-six thousand nine hundred and fifty-two (16,166,952) shares for operations (including consulting, management and debt settlement). .

The Company was originally formed to manage energy related assets and has expanded its scope to sustainable energy development. The Company incorporates new technologies to provide sustainable energy at power production cost parity.

Our financial statements are stated in United States Dollars (US$) and are prepared in accordance with United States Generally Accepted Accounting Principles (U.S. GAAP) by management.

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

TransAct in mid-2009 started introducing the concept of geothermal power to markets in Western and South Asia with the plan to enter joint venture relationships to develop geothermal power projects in these areas. To enter these markets as a power producer the Company found it strategic to develop traditional carbon fuelled power projects in addition. After discussions with the Republic of Iraq regarding geothermal opportunities in Northern Iraq, the Company, together with Spectrum Energy Project Investments (a UAE power company), submitted applications to the Basra Investment Commission to develop/manage three natural gas power plants. These multi-billion dollar projects come with long-term power purchase agreements (PPA) and sovereign guarantees and our application through Spectrum was shortlisted. We were unsuccessful in completing our acquisition of 50% of Spectrum and the initial offering lapsed.

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

Throughout 2010 we laid the ground work for large power projects in South Europe, Asia and Africa; smaller projects for solar, waste to energy and hydrogen fuel cells specifically in India.  We worked to secure markets for geothermal, new solar photo-voltaic, waste to energy and hydrogen fuel cell generators.

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

The Company’s 2012 efforts were focused on building out its Energy from Waste (“EfW”) division, TransAct Energy from Waste.  We completed a Business Plan for this division and entered a Joint Development Agreement with the owners of a proprietary emissions free EfW technology that has been operating a 20 tonne per day plant for the past two years. We reconnected with clients in India and Brazil for future EfW opportunities.  From the second quarter through to the end of 2012 we worked to raise the necessary funds to build a municipal scale plant (500 tonnes per day) in Scotland.

Business Strategy

Our strategy for 2013 is focused around bringing the first TransAct EFW municipal scale plant into operation in Scotland.  This plant alone should bring significant earnings to the Company and establish the foundation for continued growth through to at least 2030. From funding it will take 7 to 8 months to make the plant operational.

Our acquisition/financing strategy is to earn our way in, providing know how in the planning, financing, development and operation of the plant. We have already completed the planning process and are well into the financing stage.

Our capital strategy is to raise funds off of the contracted earnings of the plant (presales of tipping fees and energy products), securing with machinery, equipment and land. We have tentative agreements in place for the Scotland plants waste stream and have letters from purchasers at market rates willing to take all of our production capacity.

Markets and Customers

The markets for the complete processing of waste without emissions or land-filling are global. Europe is the most advanced market with legislation in place targeting zero landfills, zero emissions within a few short years. TEFW plants target municipal areas of 750,000 people or more although they can be scaled up or down.

Our customers are corporations or municipalities with pre-sorted municipal waste, tires or medical waste as these are the most profitable waste streams. However we can process any carbon based waste stream including sewage and agricultural. Our customers are also airlines, bus companies, trucking companies or fuel retailers requiring green fuel to meet legislated targets.  TEFW customers are power companies requiring green LPG and electricity to meet imposed targets. TEFW customers are tire manufacturers,  lithographers and printers requiring high quality carbon black for their products.

In Europe the first EFW plant is planned for Scotland.  The European Union has legislation in place requiring a 20% green fuel blend by 2020 which creates customers needing a green fuel that can blend with existing refined fuels. The fuels produced by the EfW process meet these criteria and have sales of the produced fuels ready to go. The Scotland plant will take us through to the end of the year.

Employees

At December 31, 2012, the Company has a CEO and CFO under contract with everyone else required by the company being fulfilled by consultants on a demand basis.

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

Sources and Availability of Raw Materials

The waste required to be processed comes from local sources. They pay TEFW to take their waste under long-term (5 years or greater) contracts. The supplies of waste are ever growing with the restrictions on land-filling forcing processing solutions.

Seasonality of Business

The EFW plants run 351 days a year with two scheduled maintenance shutdowns summer and winter. The supply of waste and the sale of the resulting products have no seasonality; however fuel prices may have some seasonal influence.

Industry Practices/Needs for Working Capital

Each plant with operating subsidy should cost approximately $105 Million dollars. The plant revenues are to be pre-contracted prior to construction under long-term agreements with credible guarantees.  With guaranteed earnings in place the financial industry has accepted an eighty percent debt to equity ratio. The resulting equity portion of $21 Million USD if required to see the plant through to profitability is in the due diligence stage of being completed.

Dependence on Few Customers

The company will have 10 to 20 customers for each plant. We elected to accept our 500 tonne per day quota of waste from six or ten suppliers; however it can go to open market if we deem this more effective. The sale of the plants products are to single companies for each category. We have the option of open market sales should these prove more reliable.

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

Available Information

We will be making available in the near term,  through our Internet website at http://www.transactenergycorp.com, our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as soon as reasonably practicable after such material is electronically filed with or furnished to the SEC. Information on our website is not incorporated into this report and is not a part of this report.

Governmental Regulation

Although we intend to comply with all applicable laws and regulations, we cannot assure you that we are in compliance or that we will be able to comply with all future laws and regulations. Additional national or regional legislation, or changes in regulatory implementation, may limit our activities in the future or significantly increase the cost of regulatory compliance. If we fail to comply with applicable laws and regulations, criminal sanctions or civil remedies, including fines, injunctions, or seizures, could be imposed on us. This could have a material adverse effect on our operations.

The business of industrial plant development and operation is subject to substantial regulation under governmental laws relating to the development, upgrading, marketing, pricing, taxation, and transmission of our products and other matters. Amendments to current laws and regulations governing development and operations of industrial plants could have a material adverse impact on our business. In addition, there can be no assurance that income tax laws, royalty regulations and government incentive programs related to our industry generally, will not be changed in a manner which may adversely affect our progress and cause delays, inability to develop or abandonment of these interests.

Permits, leases, licenses, and approvals are required from a variety of regulatory authorities at various stages of development and operation of industrial projects. There can be no assurance that the various government permits, leases, licenses and approvals sought will be granted in respect of our activities or, if granted, will not be cancelled or will be renewed upon expiry. There is no assurance that such permits, leases, licenses, and approvals will not contain terms and provisions which may adversely affect our development and operating activities.

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

For project development TransAct will hire consulting and engineering services for transmission and interconnection issues, site development, design, air quality, cooling water reuse, permitting, environmental engineering and regulatory compliance.

Environmental Credits

As a future “green” energy producer, environmental-related credits, such as renewable energy credits or carbon credits may become available for sale to power companies (to allow them to meet their “green” power requirements) or to businesses which produce carbon based pollution. If available, these credits will belong exclusively to us or our joint venture, and may provide an additional source of revenue.

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

Item 2. Properties.

Our principal mailing address is SUITE 104-511 17503 La Cantera Parkway, San Antonio, TX, USA 78257.  Our telephone number is 210-888-0785.

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

As of February 7, 2013, there are 41 active shareholders of record holding 15,654,952 restricted shares of the Company’s common stock and 11,014,375 unrestricted shares eligible for trading of which 9,623,853 are considered active shares. The total issued and outstanding is 26,668,952 shares of common stock. The holders of common stock are entitled to one vote for each share held of record on all matters submitted to a vote of stockholders. Holders of the common stock have no pre-emptive rights and no right to convert their common stock into any other securities. There are no redemption or sinking fund provisions applicable to the common stock.

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

The company has been using “sweat equity” throughout the year to obtain the EfW technology previously discussed and to utilize a land asset owned by others in Mexico for financing.  Most of our efforts have been towards obtaining the financing for the development of the TEFW plant in Scotland in order to complete the technology acquisition . Although we think our efforts will result in a positive outcome they are not yet reflected on the books of the Company.

Although we had very little working capital we have managed to maintain a relationship with our suppliers and a minimum reporting status.

Plan of Operation

For the 2013 year the Company’s focus is to:

1.)

Secure working capital significant enough to pay all accounts payable and fund day to day operations through 2013;

2.)

Complete the development of the waste to energy plant in Scotland;

Results of Operations

Period from January 1, 2012 to December 31, 2012

We generated zero ($”0” USD) in revenue from January 1, 2012 to December 31, 2012. For the year ended December 31, 2012 our general expenses were $562,671. Expenses consisted primarily of management fees with the balance going to operating costs. During 2012 we recorded interest expense of $366,932 as a result of notes payable. As a result, we have reported a net loss of $(929603) for the period ended December 31, 2012. Our total net loss from inception on March 15, 2006 through December 31, 2012 was $(3,842,080).

Stock-Based Compensation Costs

Stock-based compensation represents 6.51% of the Company’s operating expenses for the fiscal year ended December 31, 2012. The stocks are a part of our annual executive compensation plan, and are issued to obtain, retain and motivate our directors, executives and employees.

Liquidity and Capital Resources

At December 31, 2012 we had total assets of $85,556. Our Current assets are $85,556. We have completely written down our software. Current liabilities at December 31, 2012 totalled $2,229,305 they consisted of accounts payable in the amount of $184,828, accrued interest of $579,670, compensation payable in the amount of $1,251,757, notes payable, net in the amount of $213,050.

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

Contractual Obligations

We have material commitments for the next twelve months that include the office facilities, support staff, supporting professionals (including our accountants, lawyers and auditors) and the management compensation agreements. We will require additional capital to meet our liquidity needs. As a result, our independent auditors have expressed substantial doubt about our ability to continue as a going concern. In the past, we have relied on capital contributions from shareholders to supplement operating capital when necessary. We anticipate that we will receive sufficient contributions from shareholders to continue operations for at least the next twelve months. However, there are no agreements or understandings to this effect. We may sell common stock, take loans from officers, directors or shareholders or enter into debt financing agreements.

Need for Additional Financing

We estimate our upcoming operating expenses to be $4,000,000.00 per year. We do not have any commitments for capital expenditures however we do anticipate entering into commitments to secure acquisitions. We believe we will need additional funds to cover our expenses and acquisitions for the next twelve months. Our need for capital may change dramatically as we pursue our business plan during that period. At present, we have no material understandings, commitments or agreements with respect to the acquisition of any business venture or capital commitments. Further, we cannot assure that we will be successful in consummating business opportunities on favourable terms or we will be able to profitably manage any business opportunities. Should we require additional capital, we may seek additional advances from officers, sell common stock or find other forms of debt financing.

We intend to raise $25,000,000.00 in order to satisfy our immediate ongoing expenses and planned business strategy. The likelihood is that we will have to secure a private placement or convertible debt to affect the raise of capital. Either scenario will result in the sale of equity and add to the dilution of existing shareholders.

Off Balance Sheet Arrangements

As of December 31, 2012, the Company does not have any off balance sheet arrangements.

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

Our management, with the participation of the President, evaluated the effectiveness of the Company’s internal control over financial reporting as of December 31, 2012.  In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework.  Based on this evaluation, our management, with the participation of the President, concluded that, as of December 31, 2012, our internal control over financial reporting was effective.

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

Item 9B. Other Information.

There are no further disclosures. All information that was required to be disclosed in 2012 has been disclosed.

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

NAME	AGE	POSITION

Roderick C. Bartlett (1)	56	Chief Operating Officer and Director Corporate Secretary
Simon Thomas (1)	58	Chief Financial Officer, and Director
Joseph F. Dickson (1) (2)	57	Director
Des Biali (2)	65	Director

(1)	Member of the Compensation and Governance Committees.
(2)	Independent Director.

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

Rod Bartlett. President, CEO and Director has over 35 years of experience in business development. Rod was a founding shareholder of TransAct Energy Corp. and has been instrumental in bringing it through the regulatory and business development process. Rod is heavily involved in the negotiations related to securing future business for the company. During the last decade, Rod has been active in the public markets. ActionView International (advertising), Quest Oil (oil & gas), and S2C Global Systems (water distribution) are a few of the companies that he has been instrumental in developing and taking them to the next level.

Des Biali (B.Sc. Electrical Engineering, P.Eng.). Director & Advisory Board Member:  Des Biali has owned and operated DB Systems Inc. for the past 25 years. Prior to this, he was an Engineering Consultant with R.J. Wong and Associates Ltd., responsible for detailed engineering, design, and construction supervision of major projects. Mr. Biali has a degree in engineering, post graduate training in advanced control systems from the University of Saskatchewan, Canada and is a licensed member of the Association of Professional Engineers in British Columbia and Saskatchewan, Canada:

Joseph F. Dickson. Corporate Secretary and Director: Joseph Dickson was the Chief Operating Officer of Innovation Fuels, Inc. out of Syracuse, NY leading the company’s bio-diesel plant operation and project development efforts from Sept. 2007 until Dec. 2009. Mr. Dickson was the Director of Entrepreneurship at Syracuse University, Syracuse, NY from Feb. 2006 to Sept. 2007, the COO, Integrated Defense Systems, Inc., Glen Rock, PA from June 2005 to Jan. 2006 and the COO, Drug Risk Solutions, LLC a drug discovery company from June 2000 to June 2005. Mr. Dickson has 35 years of business experience in new ventures, business plan execution, organizational management, and operations. He has a background in high tech product design and development, manufacturing, and sales and marketing to commercial and military markets gained while working at GE and other high tech companies. He started and successfully financed two companies in the microelectronics and information technology industries. He has an undergraduate degree in chemistry and an MBA.

Simon G Thomas. Chief Financial Officer and Director: Mr. Thomas is a British citizen with residency in Rome, Italy. Mr Thomas has spent the past twelve years as an independent global project funding consultant across a diverse range of industry. The six years preceding this Mr. Thomas focused in electronics exclusively consulting on projects and their funding throughout the Eastern blocks, Asia and Far East countries. For twelve years starting in 1983 Mr. Thomas was the managing director of Electronic Applications Ltd. This company acted as overseas agents for a number of equipment manufacturers such as Gerber Scientific and Westinghouse. Mr. Thomas’s formal education included a degree in Business studies from Loughton College of Further Education.

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

Item 11. Executive Compensation.

We have a formal compensation agreements or employment contracts with our Chief Financial Officer, and Chief Executive Officer. Simon Thomas became the companies CFO and a director effective January 1st, 2011. Joe Dickson ceased to be the CFO effective Dec 31st, 2010. We do not currently have a compensation agreement with our BOD and our Advisory Board members, although we intend to do so in the future. All Officers, Directors and Advisory Board members are reimbursed for their expenses related to Company service. Our officers did receive compensation for the year ended December 31, 2012. The Directors were paid $5000 in restricted stock awards for the 2011 year on May 25, 2012.

SUMMARY COMPENSATION TABLE

Name and Principal Position	Year Ended	Annual Compensation			Long Term Compensation			All Other Compensation ($)
					Awards		Payouts
		Salary ($)	Bonus ($)	Other Annual Compensation ($)	Restricted Stock Awards ($)	Securities Underlying Options/ SARs (#)	LTIP Payouts ($)
Roderick Bartlett, CEO,
President and Director	2012	$250,000	0-	-0-	$5,000	-0-	-0-	$-0-

Simon Thomas, CFO,
Treasurer and Director	2012	$250,000	0-	-0-	$5,000	-0-	-0-	$-0-

Des Biali,
Director	2011	$-0-	0-	-0-	5,000	-0-	-0-	$-0-

Joe F. Dickson,	2011	$-0-	0-	-0-	5,000	-0-	-0-	$-0-
Director

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth as of February 7, 2013, the name and shareholdings of each person known to us that either directly or beneficially holds more than 5% of our 22,332,669 issued and outstanding shares of common stock, $.001 par value. The table also lists the name and shareholdings of each director and of all officers and directors as a group. Except as otherwise indicated, the persons named in the table have sole voting and dispositive power with respect to all shares beneficially owned, subject to community property laws where applicable.

Name & Address	Title of Class	Number of Shares Beneficially Owned	% of Class

Roderick Bartlett(1) 17503 La Cantera Parkway, Ste 104-511 San Antonio TX 78257	Common	1,156,670	4.34%
Simon Thomas (1) Via Aurelia 325, Pal 7, 00165 Rome Italy	Common	325,000	1.22%
Joe F Dickson (1) 2345 Tucker Rd, New Woodstock, NY 13122	Common	440,423	1.65%
Des Biali (1) 17503 La Cantera Parkway, Ste 104-511 San Antonio TX 78257	Common	125,000	0.47%
All directors and executive officers as a group: (4 person)	Common	2,047,093	7.68%

(1)

Officer and/or director.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

We have received funds from our officers and directors to fund the Company’s activities. Currently we owe Mr. Rod Bartlett $102,496 (which includes interest) but does not include compensation and expenses. The Company lent Aqua Terra Power a company wholly owned by one of our shareholders, $263,520. Terra Energy, a company owned by one of our shareholders lent us $27,500.

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

Item 14. Principal Accounting Fees and Services.

The fees for services billed by Pritchett, Siler & Hardy, P.C. to the Company in the last two fiscal years were as follows:

	Twelve months ended on	Twelve months ended on
	December 31, 2012	December 31, 2011

Audit Fees	$0	$21,822
Audit-Related Fees	$0	$0
Tax Fees	$0	$0
All Other Fees	$0	$0
Total Fees	$0	$21,822

Audit Fees. The 2011 fees were comprised of professional services rendered in connection with the audit of our financial statements for our annual report on Form 10-K and the review of our quarterly financial statements for our quarterly reports on Form 10-Q that are customary under auditing standards generally accepted in the United States. There were no fees charged in 2012 as no professional services were rendered in connection with the audit of our financial statements for our annual report on Form 10-K nor did they review of our quarterly financial statements for our quarterly reports on Form 10-Q that are customary under auditing standards generally accepted in the United States

Audit Committee Pre Approval Policies and Procedures

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

PART IV

Item 15. Exhibits, Financial Statement Schedules.

(a) Index to Financial Statements and Financial Statement Schedules

The following un-audited financial statements are included on the pages indicated:

F-3 Balance Sheets as of December 31, 2012 and 2011

F-4 Statements of Operations for the years ended December 31, 2012 and 2011

F-5 Statements of Stockholders' Equity (Deficit) for the years ended December 31, 2012 and 2011

F-7 Statements of Cash Flows for the years ended December 31, 2012 and 2011

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

TRANSACT ENERGY CORP.

By: /s/ Roderick C. Bartlett	Chief Executive Officer, Corporate Secretary	February 15, 2013
Roderick C. Bartlett

By /s/ Simon Thomas	Chief Financial Officer,	February 15, 2013
Simon Thomas

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By: /s/ Roderick C. Bartlett	Director	February 15, 2013
Roderick C. Bartlett

By /s/ Simon Thomas	Director	February 15, 2013
Simon Thomas

By: /s/ Des Biali	Director	February 15, 2013
Des Biali

By: /s/ Joe F. Dickson		February 15, 2013
Joe F. Dickson	Director

TRANSACT ENERGY CORP.

[A Development Stage Company]

FINANCIAL STATEMENTS

DECEMBER 31, 2012

(Unaudited)

TRANSACT ENERGY CORP.

 [A Development Stage Company]

(Unaudited)

CONTENTS

TRANSACT ENERGY CORP.
(A Development Stage Company)

BALANCE SHEETS
( Unaudited)

	December 31,	December 31,
	2012	2011

ASSETS

Current
Cash	$31	$-
Prepaid expenses	85,525	-
Total Current Assets	85,556	-

Software	-	1,063

	$85,556	$1,063

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current
Bank indebtedness	$-	$2,033
Accounts payable	184,828	161,047
Accrued interest	73,122	24,991
Accrued interest - related party	506,548	231,554
Compensation payable	1,251,757	740,257
Notes payable - net of discount	49,583	49,583
Notes payable - Related parties, net of discount	163,467	163,467
Total Current Liabilities	2,229,305	1,372,932

Stockholders' Equity (Deficit)
Preferred stock, $.001 par value, 10,000,000 shares authorized no shares issued and outstanding
	-	-
Common Stock, $.001 par value, 100,000,000 shares authorized 26,668,952 (Dec 2010 - 19,964,655) shares issued and outstanding
	26,670	22,333
Capital in excess of par value	1,671,661	1,518,275
Subscriptions receivable	-	-
Deficit accumulated during the development stage	(3,842,080)	(2,912,477)

Total Stockholders' Equity (Deficit)	(2,143,749)	(1,371,869)

	$85,556	$1,063

The accompanying notes are an integral part of these financial statements.

TRANSACT ENERGY CORP.
(A Development Stage Company)

STATEMENTS OF OPERATIONS
(Unaudited)

	Cumulative
	from inception	For the	For the
	March 15, 2006	Year ended	Year ended
	December 31,	December 31,	December 31,
	2012	2012	2011

REVENUE	$-	$-	$-

EXPENSES
General and administrative	2,799,505	562,671	1,274,577
Unsuccessful lease purchases	18,673	-	-

Total Expenses	2,818,178	562,671	1,274,577

LOSS BEFORE OTHER INCOME (EXPENSE)	$(2,818,178)	$(562,671)	$(1,274,577)

Interest income	50,954	-	-
Interest expense	(797,562)	(366,932)	(306,049)
Gain on debt settlement	34,864	-	34,864
Loss on write off of investment in lease	(12,684)	-	-
Allowance for loss on loans receivable and related interest	(299,474)	-	-

LOSS FROM OPERATIONS BEFORE INCOME TAXES
	(3,842,080)	(929,603)	(1,545,762)

CURRENT TAX EXPENSE	-	-	-

DEFFRRED TAX EXPENSE	-	-	-

NET LOSS	$(3,842,080)	$(929,603)	$(1,545,762)

LOSS PER COMMON SHARE		$(0.04)	$(0.02)

The accompanying notes are an integral part of these financial statements.

TRANSACT ENERGY CORP.
(A Development Stage Company)
STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)

FROM INCEPTION ON MARCH 15, 2006 THROUGH DECEMBER 31, 2012
(Unaudited) Deficit

						Accumulated
	Preferred stock		Common Stock		Capital in Excess of	During the Development
	Shares	Amount	Shares	Amount	Par Value	Stage
		$		$	$	$

BALANCE, March 15,2006	-	-	-	-	-	-

Issuance of 8,500,000 shares of common stock for cash at $.001 per share, April 2006	-	-	8,500,000	8,500	-	-

Issuance of 900,000 shares of common stock for cash at $.05 per share, August 2006	-	-	900,000	900	44,100	-

Net loss for the period ended December 31, 2006	-	-	-	-	-	(12,181)

BALANCE, December 31, 2006	-	-	9,400,000	9,400	44,100	(12,181)

Net loss for the year ended December 31, 2007	-	-	-	-	-	(22,024)

BALANCE, December 31, 2007	-	-	9,400,000	9,400	44,100	(34,205)

Net loss for the year ended December 31, 2008	-	-	-	-	-	(54,563)

BALANCE, December 31, 2008	-	-	9,400,000	9,400	44,100	(88,768)

Issuance of 1,102,000 shares of common stock for cash at $.25 per share, September 2009	-	-	1,102,000	1,102	274,398	-

Deferred offering costs offset against offering	-	-	-	-	(13,263)	-

Beneficial conversion feature on notes payable	-	-	-	-	65,464	-

Net loss for the year ended December 31, 2009	-	-	-	-	-	191,386

BALANCE, December 31, 2009	-	-	10,502,000	10,502	370,699	(280,154)

Issued for services at $ .55 per share	-	-	135,000	135	74,115	-

Issued for services at $ 1.39 per share	-	-	48,775	49	67,693	-

Shares issued to existing shareholders in exchange for 1,008,625 free trading shares valued at $.50 per share	-	-	1,109,488	1,110	553,634	-

Issuance of 7,770,148 common shares pursuant to conversion of notes payable at $ .01 per share	-	-	7,770,148	7,770	69,931	-

Issuance of 315,909 common shares valued at $.41 -$.47 per share in exchange for compensation and consulting services	-	-	315,909	316	142,934	-

Beneficial conversion feature on notes payable	-	-	-	-	56,334	-

Issuance of 83,333 common shares on conversion of debt at $.18 per share	-	-	83,333	83	14,917	-

	Preferred stock		Common Stock		Capital in Excess of	During the Development
	Shares	Amount	Shares	Amount	Par Value	Stage
		$		$	$	$

Net loss for the year ended December 31,2010	-	-	-	-	-	(1,086,561)

BALANCE, December 31, 2010	-	-	19,964,653	19,965	1,350,257	(1,366,715)

Issuance of 838,235 shares of common stock for cash at $.15,$.17 & $.20 per share, June 2011	-	-	838,237	838	139,162	-

Issuance of 375,739 common shares valued at $.015 per share pursuant to compensation agreements	-	-	375,739	376	5,260	-

Issuance of 404,040 common shares on conversion of notes payable at $.03 per share	-	-	404,040	404	11,596	-

Issuance of 750,000 common shares on conversion of debt at $.013 per share	-	-	750,000	750	9,250	-

Beneficial conversion feature on notes payable	-	-	-	-	2,750	-

Net loss for the year ended December 31,2011	-	-	-	-	-	(1,545,762)

BALANCE, December 31, 2011	-	-	22,332,669	22,333	1,518,275	(2,912,477)

Issuance of 3,316,500 common shares valued at $0.035 per share in exchange for consulting services.	-	-	3,316,500	3,317	112,761	-

Issuance of 275,000 common shares valued at $0.0182 per share for financing services	-	-	275,000	275	4,730	-

Issuance of 625,000 common shares valued at $0.05 per share for compensation services	-	-	625,000	625	30,625	-

Issuance of 119,783 common shares valued at $0.045 per share for compensation services.	-	-	119,783	120	5,270	-

Beneficial conversion feature on notes payable	-	-	-	-	-	-

Net loss for the year ended December 31,2012	-	-	-	-	-	(929,603)

BALANCE, December 31, 2012	-	-	26,668,952	26,670	1,671,661	(3,842,080)

The accompanying notes are an integral part of these financial statements.

TRANSACT ENERGY CORP.
(A Development Stage Company)

STATEMENTS OF CASH FLOWS
(Unaudited)

	Cumulative
	from inception	For the	For the
	March 15, 2006 to	Year ended	Year ended
	December 31,	December 31,	December 31,
	2012	2012	2011
Cash Flow From Operating Activities:
Net loss for the period	$(3,842,080)	$(929,603)	$(1,545,762)
Adjustments to reconcile net loss to cash used by
operating activities:
Stock issued for services	448,601	157,723	3,000
Stock issued for expenses	4,313	-	-
Debt issued for services	12,847	-	-
Amortization	3,480	1,063	1,160
Loss on write off of investment in lease	12,684	-	-
Allowance for interest receivable	50,954	-	-
Allowance for loans receivable	248,521	-	-
Interest expense from beneficial conversion
feature on notes payable	124,548	-	29,895
Loss on stock subscriptions receivable	550,431	-	550,431
Gain on debt settlement	(34,864)	-	(34,864)
Change in assets and liabilities:
Decrease (Increase) in interest receivable	(50,954)	-	-
Decrease (Increase) in prepaid expenses	(85,525)	(85,525)	903
Increase (decrease) in accounts payable	184,828	21,748	98,771
Increase in compensation payable	1,251,757	511,500	450,308
Increase in accrued interest	589,271	323,125	238,854
Net Cash (used) by Operating Activities	(531,188)	31	(207,304)

Cash Flows From Investing Activities:
Acquisition of oil and gas leases	(12,684)	-	-
Purchase of software	(3,480)	-	-
Loans receivable	(263,521)	-	-
Proceeds from loans receivable	15,000	-	-
Net Cash (Used) by Investing Activities	(264,685)	-	-

Cash Flow From Financing Activities
Proceeds from common stock issuance	429,000	-	100,000
Proceeds received for stock not yet issued	40,000	-	-
Stock offering costs	(13,263)	-	-
Proceeds from notes payable	399,096	-	161,702
Repayment of notes payable	(58,929)	-	(58,929)
Net Cash Provided by Financing Activities	795,904	-	202,773

Net Increase (Decrease) in Cash	31	31	(4,531)

Cash at Beginning of Period	-	-	2,498

Cash (Bank Indebtedness) at End of Period	$31	$31	$(2,033)

Supplemental Disclosures of Cash Flow Information:
Cash paid during the period for:
Interest	$-	$-	$-
Income taxes	$-	$-	$-

Supplemental Schedule of Noncash Investing and Financing Activities:
For the years ended December 31, 2012 and 2011:
Shares issued for services	$448,601	$157,723	$3,000
Shares issued on conversion of debt	114,701	-	22,000
Shares issued to shareholders in exchange
for free trading shares	554,744	-	-
Subscriptions receivable	(550,431)	-	-
Beneficial conversion feature on notes payable	59,084	-	-

The accompanying notes are an integral part of these financial statements.

TRANSACT ENERGY CORP.

[A Development Stage Company]

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2012

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

The Company has no tax positions at December 31, 2012 and 2011 for which the ultimate deductibility is highly certain but for which there is uncertainty about the timing of such deductibility.

The Company recognizes interest accrued related to unrecognized tax benefits in interest expense and penalties in operating expenses. During the years ended December 31, 2012 and 2011, the Company recognized no interest and penalties. The Company had no accruals for interest and penalties at December 31, 2012 and 2011. All tax years starting with 2008 are open for examination.

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

DECEMBER 31, 2012

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

NOTE 3 – SOFTWARE

	Accumulated		Net Book Value
	Cost	Amortization	2012	2011

Software	$3,480	$3,480	$0	$1063

TRANSACT ENERGY CORP.

[A Development Stage Company]

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2012

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

The $25,000 and $20,018 ($20,000 CAD) promissory notes payable dated April 22, 2011 and March 31, 2011 respectively are unsecured and bear interest at 60% per annum or $2,500 and $2,002 ($2,000 CAD) respectively whichever is greater. The notes are due on demand and may be prepaid in whole or part without penalty. Accrued interest was

$ 46,512 at December 31, 2012.

The $ 5,005 ($5,000 CAD) promissory note payable dated September 12, 2011 is unsecured and bears interest at $ 505 ($500 CAD) up to September 16, 2011 and $ 50 ($50 CAD) per diem until all principal and interest is repaid. The note is due on demand and may be prepaid in whole or part without penalty. Accrued interest was $ 24,100 at December 31, 2012.

NOTE 5 – NOTES PAYABLE – RELATED PARTIES

a)

The $10,000 convertible promissory note payable to a company whose shareholders hold less than 10% in TransAct is unsecured, bears interest at 10% per annum and was due and payable on March 31, 2010. The payee had the option to convert the entire principal amount on or before April 29, 2009 into common shares of the Company based on a conversion rate of $.00345 per share. No interest was payable if the principal was converted to shares of the Company. The payee did not exercise its conversion option. The note is currently outstanding and in October 2010 the Company issued a check in the amount of $11,876 as payment in full of principal and interest which was returned un-cashed by the payee. The Company is currently in dispute regarding the expiration date of the conversion option in the agreement and the note remains in default. At December 31, 2012 accrued interest was $ 4,189

b)

The $17,500 promissory note payable to a company whose shareholders hold less than 10% in TransAct is unsecured, bears interest at 10% per annum and is due on demand. This note is currently in default. At December 31, 2012 accrued interest was $ 6554.

c)

Promissory notes payable totalling $84,277 to an officer and shareholder are secured by certain assets and equipment of the Company and  bear interest at 8% and 10% per annum and are due on demand. At December 31, 2012 accrued interest was    $18,218.80.

TRANSACT ENERGY CORP.

[A Development Stage Company]

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2012

NOTE 5 – NOTES PAYABLE – RELATED PARTIES - CONTINUED

d)

A $3,000 convertible promissory note payable to a former officer is secured by certain assets and equipment of the Company and bore interest at 8% per annum through the due date in November 2010 and is currently in default and bearing interest at 60% the highest lawful rate. A beneficial conversion feature of $3,000 has been recorded as a discount to the note with an offset to additional paid in capital. The discount was fully amortized in 2010. At December 31, 2012 accrued interest was $ 4,538.

e)

A $22,030 promissory note payable dated February 24, 2011 to a former officer bears interest of $6,000 and was due on March 4, 2011. This note is accruing interest at $360 per day for every day after March 4, 2011 until the note is repaid in full. At December 31, 2012 accrued interest was $ 246,480.

f)

A $46,660 promissory note payable dated April 22, 2011 to a former officer bears interest at 1% per diem. A beneficial conversion feature of $2,750 was recorded as a discount to the notes with the offset to Additional Paid In Capital. In May 2011 the holder of the note converted $10,000 of principal into 750,000 shares of common stock and the discount was expensed to interest. The remaining balance of $36,660 is due on demand. At December 31, 2012 accrued interest was $ 229,325.

Accrued interest and late fees for the notes at December 31, 2012 and December 31, 2011 was $ 579,670 and $256,545 respectively.

NOTE 6 - CAPITAL STOCK

Preferred Stock - The Company has authorized 10,000,000 shares of preferred stock, $.001 par value, with such rights, preferences and designations and to be issued in such series as determined by the Board of Directors. No shares are issued and outstanding at December 31, 2012.

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

DECEMBER 31, 2012

NOTE 6 - CAPITAL STOCK - CONTINUED

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

The Company has no tax provisions at December 31, 2012 and 2011, for which the ultimate deductibility is highly certain but for which there is uncertainty about the timing of such deductibility.

The Company recognizes interest accrued related to unrecognized tax benefits in interest expense and penalties in operating expenses. During the periods ended December 31, 2012 and 2011, the Company recognized no interest and penalties. The Company had no accruals for interest and penalties at December 31, 2012 and December 31, 2011.

TRANSACT ENERGY CORP.

[A Development Stage Company]

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2012

NOTE 7 - INCOME TAXES - CONTINUED

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

Net deferred tax assets (liabilities) consist of the following components as of December 31, 2012 and 2011:

	2012	2011

Deferred tax assets:
NOL Carryover	$1,545,762	$1,086,500
Related Party Accrual	0	0
Valuation allowance	(1,545,762)	(1,086,500)

Net deferred tax asset	$-	$-

The income tax provision differs from the amount of estimated income tax determined by applying the U.S. federal income tax rate to pretax income from continuing operations for the periods ended December 31, 2012 and 2011 due to the following:

	2012	2011

Book Loss (20% statutory rate)	$(185,921)	$(309,152)

Valuation allowance	185,921	309,152

Tax at effective rate	$-	$-

At December 31, 2012, the Company had net operating loss carry forwards of approximately $ 3,842,080 that may be offset against future taxable income from the year 2013 through 2033. No tax benefit has been reported in the December 31, 2012 or 2011 financial statements since the potential tax benefit is offset by a valuation allowance of the same amount.

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

TRANSACT ENERGY CORP.

[A Development Stage Company]

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2012

NOTE 9 - RELATED PARTY TRANSACTIONS

Management Compensation -

The Company has also accrued executive compensation of $250,000 to the President of the Company for the year ended December 31, 2012 (See Note 11).

The Company has accrued executive compensation of $ 250,000 to the CFO of the Company for the year ended December 31, 2012 (See Note 11).

NOTE 10 - LOSS PER SHARE

The following data show the amounts used in computing loss per share for the periods presented:

	Year ended	Year ended
	December 31,	December 31,
	2012	2011

Loss from operations available to common shareholders(numerator)	$(929,603)	$(1,545,762)

Weighted average number of common shares outstanding during the period used in loss per share (denominator)	24,891,076	21,874,065

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

TRANSACT ENERGY CORP.

[A Development Stage Company]

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2012

NOTE 11 – COMMITMENTS AND CONTINGENCIES (CONTINUED)

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

Administration agreement – The agreement for administration services paid a salary of $ 41,541 ($42,000 CAD) per annum which was terminated on December 31, 2011. At December 31, 2012 $ 57,268 is included in compensation payable on the balance sheet.

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

Financing agreement - Pursuant to an agreement dated April 27, 2011  the Company agreed to issue a $3,000,000 convertible promissory note payable to a company whose shareholders hold less than 10% in TransAct. The convertible note is unsecured, bears interest at 8 % per annum and is due and payable on April 16, 2013. The note may be repaid by the Company in whole or part without penalty. The holder has the option to convert all or a portion of the entire principal amount on or before April 16, 2013 into a unit consisting of one common share of the Company at $ .40 per share and one warrant to purchase an additional share at $ .80 per share. To date the note has not been funded, however the Company was awarded a court order by the Cypriot courts and is waiting for the courts to enforce the holder’s bank to release the funds to the Company.

TRANSACT ENERGY CORP.

[A Development Stage Company]

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2012

NOTE 11 – COMMITMENTS AND CONTINGENCIES- CONTINUED

Consulting agreement - On May 3, 2012 the company entered into an agreement whereby 3,015,000 free trading shares are to be issued in exchange for a $20,000 advance to TransAct and the settlement of any and all obligations given to the parties of the agreement. These shares are intended to be sold to cover their costs including the advances and any balance of these shares not used in settlement would be used to raise capital and split evenly between the parties. The portion that goes to the consulting company will be expensed as consulting fees. In order to facilitate the terms of this agreement the Company by way of special resolution identified certain shareholders of the Company that had sufficient unrestricted common shares and agreed to replace the unrestricted shares with restricted common shares plus an incentive of an additional 10% of bonus shares. In May 30, 2012 the Company issued 3,316,500 common shares, including 301,500 bonus shares, valued at $.036 per share.

On June 28th, 2012 the agreement was extended to August 31, 2012 and then on Aug 30th, 2012 to November 15th, 2012 with further extensions through to February 15th 2013; where originally on May 11, 2012 the Company arranged for 3,005,000 free trading shares to be placed as additional security for a $100,000 loan as a retainer for a financing of 100 million dollars. TransAct has a Memorandum of Understanding (MOU) to receive one third or 30 million dollars of this financing. If these shares are used to repay the loan TransAct will have to issue the shares used plus 10% additional shares to the contributing shareholders and expense whatever shares used as financing costs.

NOTE 12 – SUBSEQUENT EVENTS

The Company has evaluated subsequent events from the balance sheet date through the date the financial statements were issued and determined there are no additional events to disclose.