Form 10-Q
period 2013-03-31
TRANSACT ENERGY CORP
filed 2013-04-26
CIK 1383394

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

  X . QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013.

or

      . TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________________  to  _________________

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of March 31, 2013:    26, 668,952

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

The accompanying financial statements have been prepared by the Company without audit.  In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at March 31, 2013 and 2012 and for the periods then ended have been made.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted.  It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s December 31, 2012 management prepared financial statements.  The results of operations for the periods ended March 31, 2013 and 2012 are not necessarily indicative of the operating results for the full year.

TRANSACT ENERGY CORP.

[A Development Stage Company]

MARCH 31, 2013

(Unaudited – Prepared By Management)

CONTENTS

PAGE

-	Interim Balance Sheets	4

-	Interim Statements of Operations	5

-	Interim Statements of Cash Flows	6

-	Notes to Interim Financial Statements	7

TRANSACT ENERGY CORP.
(A Development Stage Company)

INTERIM BALANCE SHEETS
( Unaudited - Prepared by Management)

	March 31,	December 31,
	2013	2012
ASSETS

Current
Cash	$26	$31
Prepaid Expenses	85,525	85,525
Total Current Assets	85,551	85,556

Software ,net	-	-

	$85,551	$85,556

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current
Bank indebtedness	$-	$-
Accounts payable	178,744	184,828
Accrued interest	93,365	73,122
Accrued interest - related party	566,184	506,548
Compensation payable	1,376,757	1,251,757
Notes payable - net of discount	58,553	49,583
Notes payable - Related parties, net of discount	163,467	163,467
Total Current Liabilities	2,437,070	2,229,305

Stockholders' Equity (Deficit)
Preferred stock, $.001 par value, 10,000,000 shares authorized no shares issued and outstanding	-	-
Common Stock, $.001 par value, 100,000,000 shares authorized 26, 668,952 shares issued and outstanding	26,669	26,670
Capital in excess of par value	1,671,661	1,671,661
Deficit accumulated during the development stage	-	-
	(4,049,849)	(3,842,080)
Total Stockholders' Equity (Deficit)	(2,351,519)	(2,143,749)

	$85,551	$85,556

The accompanying notes are an integral part of these financial statements.

TRANSACT ENERGY CORP.
(A Development Stage Company)

INTERIM STATEMENTS OF OPERATIONS

( Unaudited - Prepared by Management)

	Cumulative
	from inception	Three months	Three months
	March 15, 2006	ended	ended
	March 31,	March 31,	March 31,
	2013	2013	2012

REVENUE	$-	$-	$-

EXPENSES
General and administrative	2,927,554	128,049	136,435
Unsuccessful lease purchases	18,673	-	-

Total Expenses	2,946,227	128,049	136,435

LOSS BEFORE OTHER INCOME (EXPENSE)	(2,946,227)	(128,049)	(136,435)

Interest income	50,954	-	-
Interest expense	(877,282)	(79,720)	(80,331)
Gain on debt settlement	34,864	-	-
Loss on write off of investment in lease	(12,684)	-	-
Allowance for loss on loans receivable and related interest	(299,474)	-	-

LOSS FROM OPERATIONS BEFORE INCOME TAXES	(4,049,849)	(207,769)	(216,766)

CURRENT TAX EXPENSE	-	-	-

DEFERRED TAX EXPENSE	-	-	-

NET LOSS	$(4,049,849)	$(207,769)	$(216,766)

LOSS PER COMMON SHARE		$(0.01)	$(0.02)

The accompanying notes are an integral part of these financial statements.

TRANSACT ENERGY CORP.
(A Development Stage Company)

INTERIM STATEMENTS OF CASH FLOWS
( Unaudited - Prepared by Management)

	Cumulative
	from inception	Three months	Three months
	March 15, 2006 to	ended	ended
	March 31,	March 31,	March 31,
	2013	2013	2012
Cash Flow From Operating Activities:
Net loss for the period	$(4,049,849)	$(207,769)	$(216,766)
Adjustments to reconcile net loss to cash used by operating activities:
Stock issued for services	448,601	-	-
Stock issued for expenses	4,313	-	-
Debt issued for services	12,847	-	-
Amortization	3,480	-	290
Loss on write off of investment in lease	12,684	-	-
Allowance for interest receivable	50,954	-	-
Allowance for loans receivable	248,521	-	-
Interest expense from beneficial conversion feature on notes payable	124,548	-	-
Loss on stock subscriptions receivable	550,431	-	-
Gain on debt settlement	(34,864)	-	-
Change in assets and liabilities:
Decrease (Increase) in interest receivable	(50,954)	-	-
Decrease (Increase) in prepaid expenses	(85,525)	-	-
Increase (decrease) in accounts payable	184,911	83	-
Increase(decrease) in accounts payable - Related party	(6,167)	(6,167)	(4,272)
Increase in compensation payable	1,376,757	125,000	141,756
Increase in accrued interest	669,419	80,148	80,607
Net Cash (used) by Operating Activities	(539,893)	(8,705)	1,615

Cash Flows From Investing Activities:
Acquisition of oil and gas leases	(12,684)	-	-
Purchase of software	(3,480)	-	-
Loans receivable	(263,521)	-	-
Proceeds from loans receivable	15,000	-	-
Net Cash (Used) by Investing Activities	(264,685)	-	-

Cash Flow From Financing Activities
Proceeds from common stock issuance	429,000	-	-
Proceeds received for stock not yet issued	40,000	-	-
Stock offering costs	(13,263)	-	-
Proceeds from notes payable	407,796	8,700	439
Repayment of notes payable	(58,929)	-	-
Net Cash Provided by Financing Activities	804,604	8,700	439

Net Increase (Decrease) in Cash	26	(5)	2,054

Cash (Bank Indebtedness) at Beginning of Period	-	31	(2,033)

Cash at End of Period	$26	$26	$21

Supplemental Disclosures of Cash Flow Information:
Cash paid during the period for:
Interest	$-	$-	$-
Income taxes	$-	$-	$-

Supplemental Schedule of Noncash Investing and Financing Activities:
For the three month period ended March 31, 2013 and 2012:
Shares issued for services	$448,601	$-	$-
Shares issued on conversion of debt	$114,701	$-	$-
Shares issued to shareholders in exchange for free trading shares	$554,744	$-	$-
Subscriptions receivable	$(550,431)	$-	$-
Beneficial conversion feature on notes payable	$59,084	$-	$-

The accompanying notes are an integral part of these financial statements.

TRANSACT ENERGY CORP.

[A Development Stage Company]

NOTES TO INTERIM FINANCIAL STATEMENTS

( Unaudited - Prepared by Management)

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

Interim Condensed Financial Statements - The accompanying interim financial statements have been prepared by the Company without audit.  In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at  March 31, 2013 and 2012 and for the periods then ended have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted.  It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s December 31, 2012 unaudited financial statements.  The results of operations for the periods ended March 31, 2013 and 2012 are not necessarily indicative of the operating results for the full year.

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

The Company has no tax positions at March 31, 2013 and 2012 for which the ultimate deductibility is highly certain but for which there is uncertainty about the timing of such deductibility.

The Company recognizes interest accrued related to unrecognized tax benefits in interest expense and penalties in operating expenses. During the years ended December 31, 2012 and 2011, the Company recognized no interest and penalties. The Company had no accruals for interest and penalties at March 31, 2013 and March 31, 2012. All tax years starting with 2008 are open for examination.

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

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

NOTE 3 -  SOFTWARE

		Accumulated	Net Book Value
	Cost	Amortization	Mar 31, 2013	Dec 31 2012

Software	$3,480	$3,480	$0	$0

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

The $25,000 and $20,018 ($20,000 CAD) promissory notes payable dated April 22, 2011 and March 31, 2011 respectively are unsecured and bear interest at 60% per annum or $2,500 and $2,002 ($2,000 CAD) respectively whichever is greater. The notes are due on demand and may be prepaid in whole or part without penalty. Accrued interest was $ 51,025 at March 31, 2013.

NOTE 4 – NOTES PAYABLE (CONTINUED)

The $ 5,005 ($5,000 CAD) promissory note payable dated September 12, 2011 is unsecured and bears interest at $ 505 ($500 CAD) up to September 16, 2011 and $ 50 ($50 CAD) per diem until all principal and interest is repaid. The note is due on demand and may be prepaid in whole or part without penalty. Accrued interest was $ 28,600 at March 31, 2013.

NOTE 5 – NOTES PAYABLE – RELATED PARTIES

a)

The $10,000 convertible promissory note payable to a company whose shareholders hold less than 10% in TransAct is unsecured, bears interest at 10% per annum and was due and payable on March 31, 2010. The payee had the option to convert the entire principal amount on or before April 29, 2009 into common shares of the Company based on a conversion rate of $.00345 per share. No interest was payable if the principal was converted to shares of the Company. The payee did not exercise its conversion option. The note is currently outstanding and in October 2010 the Company issued a check in the amount of $11,876 as payment in full of principal and interest which was returned un-cashed by the payee. The Company is currently in dispute regarding the expiration date of the conversion option in the agreement and the note remains in default. At March 31, 2013 accrued interest was $ 4,436

b)

The $17,500 promissory note payable to a company whose shareholders hold less than 10% in TransAct is unsecured, bears interest at 10% per annum and is due on demand. This note is currently in default. At March 31, 2013 accrued interest was $6,985.

c)

Promissory notes payable totalling $84,277 to an officer and shareholder are secured by certain assets and equipment of the Company and  bear interest at 8% and 10% per annum and are due on demand. At March 31, 2013 accrued interest was $20,002.

d)

A $3,000 convertible promissory note payable to a former officer is secured by certain assets and equipment of the Company and bore interest at 8% per annum through the due date in November 2010 and is currently in default and bearing interest at 60% the highest lawful rate. A beneficial conversion feature of $3,000 has been recorded as a discount to the note with an offset to additional paid in capital. The discount was fully amortized in 2010. At March 31, 2013 accrued interest was $ 4,982.

e)

 A $22,030 promissory note payable dated February 24, 2011 to a former officer bears interest of $6,000 and was due on March 4, 2011. This note is accruing interest at $360 per day for every day after March 4, 2011 until the note is repaid in full. At March 31, 2013 accrued interest was $ 278,880.

f)

A $46,660 promissory note payable dated April 22, 2011 to a former officer bears interest at 1% per diem. A beneficial conversion feature of $2,750 was recorded as a discount to the notes with the offset to Additional Paid In Capital. In May 2011 the holder of the note converted $10,000 of principal into 750,000 shares of common stock and the discount was expensed to interest. The remaining balance of $36,660 is due on demand. At March 31, 2013 accrued interest was $ 262,319.

Accrued interest and late fees for the notes at March 31, 2013 and December 31, 2012 was $ 659,549 and $579,670 respectively.

NOTE 6 - CAPITAL STOCK

Preferred Stock - The Company has authorized 10,000,000 shares of preferred stock, $.001 par value, with such rights, preferences and designations and to be issued in such series as determined by the Board of Directors. No shares are issued and outstanding at March 31, 2013 and December 31, 2012.

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

NOTE 6 - CAPITAL STOCK – (CONTINUED)

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

NOTE 8 - RELATED PARTY TRANSACTIONS

Management Compensation –   The Company has accrued executive compensation of $62,500 to the President of the Company for the period ended March 31, 2013 (See Note 10).

The Company has accrued executive compensation of $ 62,500 to the CFO of the Company for the period ended March 31, 2012  (See Note 10).

NOTE 9 - LOSS PER SHARE

The following data show the amounts used in computing loss per share for the periods presented:

	Three months ended	Nine months ended
	March 31, 2013	March 31, 2012

Loss available to common shareholders (numerator)	$(207,769)	$(216,766)

Weighted average number of common shares outstanding during the period used in loss per share (denominator)	26, 668,952	21,874,065

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

Lease agreement - The Company was committed to a three year lease for office space which commenced July 1, 2010 and expires on June 30, 2013. In September 2011 the lease was terminated by both parties and the Company forfeited its lease deposit and the landlord subsequently subleased the property.

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

Administration agreement – The agreement for administration services paid a salary of $ 42,038 ($42,000 CAD) per annum which was terminated on December 31, 2011. At March 31, 2013 $57,268 is included in compensation payable on the balance sheet.

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

Financing Agreement- Pursuant to an agreement dated April 27, 2011  the Company agreed to issue a $3,000,000 convertible promissory note payable to a company whose shareholders hold less than 10% in TransAct. The convertible note is unsecured, bears interest at 8 % per annum and is due and payable on April 16, 2013. The note may be repaid by the Company in whole or part without penalty. The holder has the option to convert all or a portion of the entire principal amount on or before April 16, 2013 into a unit consisting of one common share of the Company at $ .40 per share and one warrant to purchase an additional share at $ .80 per share. To date the note has not been funded, however the Company was awarded a court order by the Cypriot courts and is waiting for the courts to enforce the holder’s bank to release the funds to the Company.

NOTE 10 – COMMITMENTS AND CONTINGENCIES – CONTINUED

Consulting Agreement-On May 3, 2012 the company entered into an agreement whereby 3,015,000 free trading shares are to be issued in exchange for a $20,000 advance to TransAct and the settlement of any and all obligations given to the parties of the agreement. These shares are intended to be sold to cover their costs including the advances and any balance of these shares not used in settlement would be used to raise capital and split evenly between the parties. The portion that goes to the consulting company will be expensed as consulting fees. In order to facilitate the terms of this agreement the Company by way of special resolution identified certain shareholders of the Company that had sufficient unrestricted common shares and agreed to replace the unrestricted shares with restricted common shares plus an incentive of an additional 10% of bonus shares. In May 30, 2012 the Company issued 3,316,500 common shares, including 301,500 bonus shares, valued at $.036 per share.

On June 28th, 2012 the agreement was extended to August 31, 2012 and then on Aug 30th, 2012 to November 15th, 2012, this agreement is now extended to May 15, 2013; where originally on May 11, 2012 the Company arranged for 3,005,000 free trading shares to be placed as additional security for a $100,000 loan as a retainer for a financing of 100 million dollars. TransAct has a Memorandum of Understanding (MOU) to receive one third or 30 million dollars of this financing. If these shares are used to repay the loan TransAct will have to issue the shares used plus 10% additional shares to the contributing shareholders and expense whatever shares used as financing costs.

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

A distinct trend appeared in the energy sector supporting sustainable energies. About the same time in late 2008 the Company was introduced to Dr. Mory Gomshei one of the world’s leading geothermal experts and two of his geothermal power (using superheated water from the earth to turn turbines) projects in British Columbia, Canada. The acquisition, resource evaluation, exploration process and administration for geothermal are very similar and in many jurisdictions come under the petroleum sector. We worked with independent companies Aqua Terra Power and Aqua Terra Geothermal through the balance of 2009 on the two geothermal power projects in British Columbia. Other than lending Aqua Terra funds no formal arrangement was entered into pending them securing drill permits on the two projects. These licenses lapsed under their original owners and were re-posted by the government for public tender; an Ontario corporation associated with Dr. Ghomshei acquired most of the original licenses and has initiated drilling applications. We entered discussions with this entity in the latter half of 2011 to form a Farm-in relationship. Discussions in the first quarter indicate Dr. Ghomshei’s group expects to have drill permits in hand by May 2013 of this year; we are waiting to see what their efforts deliver.

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

Joint development agreement negotiations took place in December 2010 clearing the way for Transact to enter into one major project in South East Asia in 2011.  This project was stalled throughout 2011 because TransAct was unable to secure the contract and as a result the funds it required to proceed.

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

Throughout the first quarter of 2013 we continued with the funding initiatives from 2012 for the Scotland plant. The rest of the company’s efforts were spent on securing long term supplies of waste, initiating the permits and permissions process for the plant, sourcing potential long term off-takers for our products and possible future joint venture partners.

PLAN OF OPERATION

The balance of this year’s efforts will be focused on making the Scotland municipal scale EfW plant operational.  All of the Engineering, Procurement and Construction (EPC) tasks have been time-lined. Executing the time lines will be contingent on first funds in. We anticipate the permitting process to be approximately four months and procurement will not start until certain assurances are in place relative to the permits and permissions from Scotland Environment Protection Agency and the West Lothian Council.  Construction will complete approximately seven months after all material/equipment orders are in place.

The recruitment of the management and operations team will take place two months after first funds in and be phased in throughout the EPC process.

SUBSEQUENT EVENTS

None

RESULTS OF OPERATIONS

Results of Operations for the Three Months Ended Mar 31, 2013 Compared to the Three Months Ended March 30, 2012

Up to the period ended March 31, 2013, the Company worked diligently on its business and maintaining its reporting status with the SEC. However due to finances we were forced to file our 2012 Annual Report without auditors review.

We did not generate any revenue from Jan 1, 2013 to Mar 31, 2013 as was the same for the three month period in 2012. For the three months ended March 31, 2013 our general and administrative expenses were $ 128,049 compared to $136,435 for the same period in 2012. Expenses consisted primarily of management fees and miscellaneous expenses.   Management compensation was $125,000 for the three month period ending March 31, 2012 and $125,000 for the period ending March 31, 2013. Interest Expense for the three months ending March 31, 2013 was $79,720 compared to $80,331 for the same period in 2012. As a result, we have reported a net loss of $207,769 for the Three Months ended March 31, 2013 compared to $216,766 for the same period last year.

Stock-Based Compensation Costs

There was no stock based compensation for the three month period ended March 31, 2013 and the same in 2012. Any shares issued are a part of our executive compensation plan, and are issued to obtain, retain and motivate our directors, executives and employees.

LIQUIDITY AND CAPITAL RESOURCES

As of March 31, 2013 other than recording a prepaid expense of $85, 525 and $26 cash on hand we have no current assets. Our current liabilities consist of accounts payable in the amount of $178,744, accrued interest of $659,549, compensation payable of $1,376,757 and Notes payable, net of any discount of $222,020

NEED FOR ADDITIONAL FINANCING

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rules 13a-15(e) and 15d-15(e) promulgated under the Exchange Act. Based on this evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were effective at a reasonable assurance level as of March 31, 2013, the end of the period covered by this report.

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

Circle Choice Ltd a Cyprus company entered an agreement to lend three million dollars to the Company. They chose not to fund this agreement in a reasonable timeframe and TransAct was forced to take legal action in Cyprus to conclude this transaction. The Company was awarded a court order by the Cypriot courts forcing Circle Choice to release the funds to TransAct. Further legal action was taken to force Circle Choice’s bank to cooperate in the transfer of the said funds this process has been on going to this date, however given the recent banking events in Cyprus, the fact the notes term elapsed on April 16, 2013 without receipt of the funds it is unlikely the company will take any further action in this matter.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

There have been no recent sales of Company securities and none during the three months ended March 30, 2013. The Company last sold 588,235 shares for $100,000 in January 2011 to an offshore accredited investor. The funds were used for general office and administration expenses.

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

TRANSACT ENERGY CORP.

Date: April 26, 2013

                             By: /s/ Rod Bartlett

Rod Bartlett

President,

Chief Executive Officer