Form 10-Q
period 2013-06-30
TRANSACT ENERGY CORP
filed 2013-08-09
CIK 1383394

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

  X .

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2013.

or

      .

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________________  to  ___________________________

Commission File Number:  333-139746

TRANSACT ENERGY CORP.

(Exact name of registrant as specified in its charter)

Nevada	98-0515445
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

Suite 207 - 23705 IH 10 West, San Antonio, TX, USA	78257
(Address of principal executive offices)	(Zip Code)

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of June 30, 2013:    29, 518,952

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

The accompanying financial statements have been prepared by the Company without audit.  In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at June 30, 2013 and 2012 and for the periods then ended have been made.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted.  It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s December 31, 2012 management prepared financial statements.  The results of operations for the periods ended June 30, 2013 and 2012 are not necessarily indicative of the operating results for the full year.

TRANSACT ENERGY CORP.

[A Development Stage Company]

INTERIM FINANCIAL STATEMENTS

JUNE 30, 2013

(Unaudited – Prepared by Management)

TRANSACT ENERGY CORP.

 [A Development Stage Company]

(Unaudited - Prepared by Management )

TRANSACT ENERGY CORP. (A Development Stage Company) INTERIM BALANCE SHEETS (Unaudited - Prepared by Management)

	June 30,	December 31,
	2013	2012
ASSETS

Current
Cash	(3)	31
Prepaid Expenses	$85,525	$85,525
Total Current Assets	85,522	85,556

Intellectual Property	130,520	-
Software ,net	-	-

	$216,042	$85,556

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current
Bank indebtedness	$-	$-
Accounts payable	179,724	184,828
Accrued interest	96,866	73,122
Accrued interest - related party	642,522	506,548
Compensation payable	890,090	1,251,757
Notes payable - net of discount	160,783	49,583
Notes payable - Related parties, net of discount	163,467	163,467
Total Current Liabilities	2,133,452	2,229,305

Stockholders' Equity (Deficit)
Preferred stock, $.001 par value, 10,000,000 shares authorized no shares issued and outstanding

Common Stock, $.001 par value, 100,000,000 shares authorized 29,518,952 shares issued and outstanding

	29,519	26,670
Capital in excess of par value	1,813,119	1,671,661
Deficit accumulated during the development stage	(3,760,048)	(3,842,080)

Total Stockholders' Equity (Deficit)	(1,917,410)	(2,143,749)

	$216,042	$85,556

TRANSACT ENERGY CORP.
(A Development Stage Company)

INTERIM STATEMENTS OF OPERATIONS
(Unaudited - Prepared by Management)

	Cumulative
	from inception	Three	Six	Three	Six
	March 15, 2006	months ended	months ended	months ended	months ended
	June 30,	June 30,	June 30,	June 30,	June 30,
	2013	2013	2013	2012	2012

REVENUE	$-	$-	$-	$-	$-

EXPENSES
General and administrative	2,557,155	(370,078)	(242,350)	170,737	307,172
Unsuccessful lease purchases	18,673	-	-	-	-

Total Expenses	2,575,828	(370,078)	(242,350)	170,737	307,172

LOSS BEFORE OTHER INCOME (EXPENSE)	(2,575,828)	370,078	242,350	(170,737)	(307,172)

Interest income	50,954	-	-	-	-
Interest expense	(957,880)	(80,598)	(160,318)	(94,630)	(174,394)
Gain on debt settlement	$34,864	$-	$-	$-	$-
Loss on write off of investment in lease	(12,684)	-	-	-	-
Allowance for loss on loans receivable and related interest	(299,474)	-	-	-	-

EARNINGS/LOSS FROM OPERATIONS
BEFORE INCOME TAXES	(3,760,048)	289,480	82,032	(265,367)	(481,566)

CURRENT TAX EXPENSE	-	-	-	-	-

DEFERRED TAX EXPENSE	-	-	-	-	-

NET LOSS	$(3,760,048)	$289,480	$82,032	$(265,367)	$(481,566)

EARNING/LOSS PER COMMON SHARE		$0.01	$0.003	$(0.01)	$(0.02)

The accompanying notes are an integral part of these financial statements.

TRANSACT ENERGY CORP.
(A Development Stage Company)
INTERIM STATEMENTS OF CASH FLOWS
( Unaudited - Prepared by Management)
	Cumulative
	from inception	Six months		Six months
	March 15, 2006 to	ended		ended
	June 30,	June 30,		June 30,
	2013	2013		2012
Cash Flow From Operating Activities:
Net Gain/loss for the period	$(3,760,048)	$82,032		$(481,566)
Adjustments to reconcile net loss to cash used by operating activities:
Stock issued for services	$462,389	$13,788		$25,000
Stock issued for expenses	$4,313	$-		$5,445
Debt issued for services	12,847	-		-
Amortization	3,480	-		580
Loss on write off of investment in lease	12,684	-		-
Allowance for interest receivable	50,954	-		-
Allowance for loans receivable	248,521	-		-
Interest expense from beneficial conversion		-		-
feature on notes payable	124,548	-		-
Loss on stock subscriptions receivable	550,431	-		-
Gain on debt settlement	(34,864)	-		-
Change in assets and liabilities:		-		-
Decrease (Increase) in interest receivable	(50,954)	-		-
Decrease (Increase) in prepaid expenses	$(85,525)	$-		$(85,525)
Increase (decrease) in accounts payable	179,724	5,104		(13,315)
Increase in compensation payable	890,090	(362,275)		266,756
Increase in accrued interest	739,388	150,117		175,237
Net Cash (used) by Operating Activities	(652,022)	(111,234)		(107,388)
Cash Flows From Investing Activities:
Acquisition of oil and gas leases	(12,684)	-		-
Acquisition of Intellectual Property	$(130,520)	$(130,250)	$
Purchase of software	(3,480)	-		-
Loans receivable	(263,521)	-		-
Proceeds from loans receivable	15,000	-		-
Net Cash (Used) by Investing Activities	$(395,205)	$(130,250)		$-
Cash Flow From Financing Activities
Proceeds from common stock issuance	$559,250	$130,250		$111,930
Proceeds received for stock not yet issued	40,000	-		-
Stock offering costs	(13,263)	-		-
Proceeds from notes payable	520,166	111,200		439
Repayment of notes payable	$(58,929)	$-		$(5,000)
Net Cash Provided by Financing Activities	1,047,224	241,450		107,369
Net Increase (Decrease) in Cash	(3)	(34)		(19)
Cash (Bank Indebtedness) at Beginning of Period	-	31		21
Cash at End of Period	$(3)	$(3)		$2

Supplemental Disclosures of Cash Flow Information:
Cash paid during the period for:
Interest	$-	$-		$-
Income taxes	$-	$-		$-
Supplemental Schedule of Noncash Investing and Financing Activities:
For the three month period ended June 30, 2013 and 2012:
Shares issued for services	$462,389	$13,788		$25,000
Shares issued on conversion of debt	114,701	-		-
Shares issued for acquisition	$130,250	$130,250	$
Shares issued to shareholders in exchange
for free trading shares	$554,744	$-		$125,383
Subscriptions receivable	(550,431)	-		-
Beneficial conversion feature on notes payable	$59,084	-		$-

The accompanying notes are an integral part of these financial statements.

TRANSACT ENERGY CORP.

[A Development Stage Company]

NOTES TO INTERIM FINANCIAL STATEMENTS

JUNE 30, 2013

(Unaudited – Prepared By Management)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization - TransAct Energy Corp. (“the Company”) was organized under the laws of the State of Nevada on March 15, 2006. The Company is in the business of building, owning and operating energy production facilities using alternative/sustainable energy sources. The Company has not generated revenues and is considered a development stage company as defined in Accounting Standards Codification (“ASC”) Topic No. 915. The Company has, at the present time, not paid any dividends and any dividends that may be paid in the future will depend upon the financial requirements of the Company and other relevant factors.

Interim Condensed Financial Statements - The accompanying interim financial statements have been prepared by the Company without audit.  In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at  June 30, 2013 and 2012 and for the periods then ended have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted.  It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s December 31, 2012 unaudited financial statements.  The results of operations for the periods ended June 30, 2013 and 2012 are not necessarily indicative of the operating results for the full year.

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

The Company has no tax positions at June 30, 2013 and 2012 for which the ultimate deductibility is highly certain but for which there is uncertainty about the timing of such deductibility.

The Company recognizes interest accrued related to unrecognized tax benefits in interest expense and penalties in operating expenses. During the years ended December 31, 2012 and 2011, the Company recognized no interest and penalties. The Company had no accruals for interest and penalties at June 30, 2013 and June 30, 2012. All tax years starting with 2008 are open for examination.

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

JUNE 30, 2013

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

NOTE 3 -  SOFTWARE

	Accumulated	Net Book Value
	Cost	Amortization	June 30, 2013	Dec 31 2012

Software	$3,480	$3,480	$0	$0

TRANSACT ENERGY CORP.

[A Development Stage Company]

NOTES TO INTERIM FINANCIAL STATEMENTS

JUNE 30, 2013

(Unaudited – Prepared By Management)

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

The $25,000 and $20,018 ($20,000 CAD) promissory notes payable dated April 22, 2011 and March 31, 2011 respectively are unsecured and bear interest at 60% per annum or $2,500 and $2,002 ($2,000 CAD) respectively whichever is greater. The notes are due on demand and may be prepaid in whole or part without penalty. Accrued interest was

$ 58,820.40 at June 30, 2013.

The $5,005 ($5,000 CAD) promissory note payable dated September 12, 2011 is unsecured and bears interest at $ 505 ($500 CAD) up to September 16, 2011 and $ 50 ($50 CAD) per diem until all principal and interest is repaid. The note is due on demand and may be prepaid in whole or part without penalty. Accrued interest was $ 31,824 at June 30, 2013.

The $2,500 promissory note payable dated April 2, 2013 is unsecured, bears interest at 10% per annum and is due on demand. At June 30, 2013 accrued interest was $61.

The $100,000 promissory note payable dated June 30, 2013 is unsecured and is non-interest bearing.

NOTE 5 – NOTES PAYABLE – RELATED PARTIES

a)

The $10,000 convertible promissory note payable to a company whose shareholders hold less than 10% in TransAct is unsecured, bears interest at 10% per annum and was due and payable on March 31, 2010. The payee had the option to convert the entire principal amount on or before April 29, 2009 into common shares of the Company based on a conversion rate of $.00345 per share. No interest was payable if the principal was converted to shares of the Company. The payee did not exercise its conversion option. The note is currently outstanding and in October 2010 the Company issued a check in the amount of $11,876 as payment in full of principal and interest which was returned un-cashed by the payee. The Company is currently in dispute regarding the expiration date of the conversion option in the agreement and the note remains in default. At June 30, 2013 accrued interest was $ 4685.

b)

The $17,500 promissory note payable to a company whose shareholders hold less than 10% in TransAct is unsecured, bears interest at 10% per annum and is due on demand. This note is currently in default. At June 30, 2013 accrued interest was $7,422.

c)

Promissory notes payable totalling $84,277 to an officer and shareholder are secured by certain assets and equipment of the Company and  bear interest at 8% and 10% per annum and are due on demand. At June 30, 2013 accrued interest was $21,786.

TRANSACT ENERGY CORP.

[A Development Stage Company]

NOTES TO INTERIM FINANCIAL STATEMENTS

JUNE 30, 2013

(Unaudited – Prepared By Management)

NOTE 5 – NOTES PAYABLE – RELATED PARTIES - Continued

d)

A $3,000 convertible promissory note payable to a former officer is secured by certain assets and equipment of the Company and bore interest at 8% per annum through the due date in November 2010 and is currently in default and bearing interest at 60% the highest lawful rate. A beneficial conversion feature of $3,000 has been recorded as a discount to the note with an offset to additional paid in capital. The discount was fully amortized in 2010. At June 30, 2013 accrued interest was $ 5,431.

e)

A $22,030 promissory note payable dated February 24, 2011 to a former officer bears  interest of $6,000 and was due on March 4, 2011. This note is accruing interest at $360 per day for every day after March 4, 2011 until the note is repaid in full. At June 30, 2013 accrued interest was $311,640.

f)

A $46,660 promissory note payable dated April 22, 2011 to a former officer bears interest at 1% per diem. A beneficial conversion feature of $2,750 was recorded as a discount to the notes with the offset to Additional Paid In Capital. In May 2011 the holder of the note converted $10,000 of principal into 750,000 shares of common stock and the discount was expensed to interest. The remaining balance of $36,660 is due on demand. At June 30, 2013 accrued interest was $ 295,680.

g)

An $8,700 promissory note payable dated January 17, 2013 to an individual who’s shareholdings equal less than 10% in TransAct is unsecured, bears interest at 10% per annum and is due on demand. At June 30, 2013 accrued interest was $391.

Accrued interest and late fees for the notes at June 30, 2013 and December 31, 2012 was $ 739,388 and $579,670 respectively.

NOTE 6 - CAPITAL STOCK

Preferred Stock - The Company has authorized 10,000,000 shares of preferred stock, $.001 par value, with such rights, preferences and designations and to be issued in such series as determined by the Board of Directors. No shares are issued and outstanding at June 30, 2013 and December 31, 2012.

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

JUNE 30, 2013

(Unaudited – Prepared By Management)

NOTE 6 - CAPITAL STOCK -Continued

In May 2012 the Company issued 625,000 common shares for compensation services at a value of $.05 per share.

In May 2012 the Company issued 119,783 common shares for compensation services at a value of $.045 per share.

In May 2013 the Company issued 2,600,000 common shares as payment related to a technology purchase agreement at a value of $.0502 per share.

In May 2013 the Company issued 500,000 common shares for compensation services at a value of $.0501 per share.

At June 30, 2013 the Company caused the cancellation of 250,000 shares that had been issued for compensation services 125,000 shares at a value of $.0501 and 125,000 shares at $.05 .

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

NOTE 8 - RELATED PARTY TRANSACTIONS

Management Compensation –   The Company has accrued executive compensation of $125,000 to the President of the Company for the year to date period ended June 30, 2013 (See Note 10).

As part of the settlement agreement upon the resignation of the CFO of the Company at June 30, 2013 the company did not accrue the executive compensation for the quarter and reversed previously accrued compensation of $462,500 (See Note 10).

NOTE 9 – EARNINGS/LOSS PER SHARE

The following data show the amounts used in computing earnings or loss per share for the periods presented:

	Six months ended	Six months ended
	June 30, 2013	June 30, 2012

Earnings/Loss available to common
shareholders (numerator)	$82,032	$(481,566)

Weighted average number of common shares
outstanding during the period used in loss per
share (denominator)	27,477,008	26,688,952

Dilutive loss per share was not presented; as the Company had no common equivalent shares for all periods presented that would affect the computation of diluted loss per share.

TRANSACT ENERGY CORP.

[A Development Stage Company]

NOTES TO INTERIM FINANCIAL STATEMENTS

JUNE 30, 2013

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

Compensation agreement - Effective January 1, 2011 the Company entered into a CFO compensation agreement for a term of 5 years to December 31, 2016. The agreement pays an annual base salary of $250,000 and includes a signing bonus of 200,000 shares which was issued in June 2011. The compensation agreement also provides for a cash bonus equal to 3% of the annual EBITDA to a maximum of $15,000,000 in the first year with a 10% increase each year thereafter. This agreement was terminated effective June 30, 2013, $105,000 salary and 200,000 shares were paid under this contract.

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

Administration agreement – The agreement for administration services paid a salary of $ 42,038 ($42,000 CAD) per annum which was terminated on December 31, 2011. At June 30, 2013 $57,268 is included in compensation payable on the balance sheet.

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

JUNE 30, 2013

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

Loan Agreement-Pursuant to an Agreement on June 28th, 2012 that was extended to August 31, 2012 and then on Aug 30th, 2012 to November 15th, 2012, and is now extended to August 15, 2013; where originally on May 11, 2012 the Company arranged for 3,005,000 free trading shares to be placed as additional security for a $100,000 loan as a retainer for a financing of 100 million dollars. TransAct has a Memorandum of Understanding (MOU) to receive one third or 30 million dollars of this financing.

If these shares are used to repay the loan TransAct will have to issue the shares used plus 10% additional shares to the contributing shareholders and expense whatever shares used as financing costs.

Compensation agreement – The Senior Vice President of Technology agreement pays an annual base salary of $100,000 Starting June 2013 which has been accrued to date, with a cash bonus annually based on 0.25% of EBITDA and a stock bonus formulated around the return on invested capital where the issued and outstanding stock of the Company times the rate of return divided by ten will equate to the stock issued.

NOTE 11 – SUBSEQUENT EVENTS

The resignation and settlement of our CFO took place after  June 30, 2013 but were effective June 30, 2013 and so the financial consequences have been recorded in these financial statements.

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

Throughout the first half of 2013 we continued developing funding sources for the Scotland plant. Subject to completing the pre-development stage that will bring the project to shovel-ready status we have tentative commitments for debt and equity funds. Our work on the pre-development stage has included securing the engineering, procurement and construction teams, contracting for the long term supplies of waste, initiating the process for selling electricity and natural gas to the national grid and preparing the permits/permissions applications.

In the second quarter of 2013, we replaced the Energy from Waste Joint Development Agreement with a Technology Purchase Agreement where we acquired all of the intellectual property related to the Energy from Waste technology. TransAct Energy now owns this technology outright and is in discussion with several groups to potentially utilize the technology in other markets.

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

SUBSEQUENT EVENTS

The resignation and settlement of the Companies CFO, including the acquisition of a financial interest from Alfra Developers was completed in August 6th, 2013  but was all effective June 30, 2013 and has been reported in this quarterly report and on form 8-K.

RESULTS OF OPERATIONS

Results of Operations for the Three Months Ended June 30, 2013 Compared to the Three Months Ended June 30, 2012

Up to the period ended June 30, 2013, the Company worked diligently on its business and maintaining its reporting status with the SEC. However due to finances we were forced to file our 2012 Annual Report without auditors review.

We did not generate any revenue from April 1, 2013 to June 30, 2013 as was the same for the three month period in 2012. For the three months ended June 30, 2013 our general and administrative expenses were ($370,078) compared to $170,737 for the same period in 2012. Expenses consisted primarily of management fees and miscellaneous expenses.   Management compensation was $125,000 for the three month period ending June 30, 2012 and due to a reversal in accrued salary to the CFO was ($386,667) for the period ending June 30, 2013. Interest Expense for the three months ending June 30, 2013 was $80,598 compared to $90,630 for the same period in 2012. As a result, we have reported a net earnings before taxes of $289,480 for the Three Months ended June 30, 2013 compared to a loss of ($265,367) for the same period last year.

Stock-Based Compensation Costs

There was $13,788 stock based compensation for the period ended June 30, 2012 and  $25,000 for 2012. Any shares issued are a part of our executive compensation plan, and are issued to obtain, retain and motivate our directors, executives and employees.

LIQUIDITY AND CAPITAL RESOURCES

As of June 30, 2013 other than recording a prepaid expense of $85,525 and ($3) cash on hand we have no current assets. Our current liabilities consist of accounts payable in the amount of $179,724, accrued interest of $739,388, compensation payable of $890,090 and Notes payable, net of any discount of $324,250

NEED FOR ADDITIONAL FINANCING

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rules 13a-15(e) and 15d-15(e) promulgated under the Exchange Act. Based on this evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were effective at a reasonable assurance level as of June 30, 2013, the end of the period covered by this report.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

There have been recent sales of Company securities during the three months ended June 30, 2013.

On May 14, 2013, we completed the acquisition of the intellectual property assets of Bruce Hutchon, Utopial Limited and  Halfuel Limited., all of Scotland (the "Seller"). Pursuant to a Technology Purchase Agreement, dated as of May 9th, 2013, by and among the Seller, and us, we acquired from the Seller all of the Seller's intellectual property assets used or useful in connection with the conduct of, or arising out of the conduct of, the Seller's business of providing emissions free processing of carbonaceous waste (Energy from Waste). In connection with the Technology Purchase Agreement, we were obligated to issue an aggregate of 2,600,000 shares of our Common Stock to the Seller (and/or the Escrow Agent). We paid to the Seller a purchase price,("Purchase Price") consisting of (i) 2,600,000 shares of our common stock, at an agreed value of $1.00 per share (“Common Stock”) (x) to be issued to the Seller as soon as practicable after the signing of the Technology Purchase Agreement which took place on May 12, 2013, of which a certificate representing 500,000 shares will be issued and delivered to Seller; (y) a certificate representing 2,100,000 shares will be delivered to Cletha Walstrand Attorney, as escrow agent (“Escrow Agent”) to be held and distributed pursuant to the terms of the Technology Purchase Agreement, dated the 9th day of May, 2013, by and among, the Seller and Us. The transfer of the Common Stock to the Seller is (or would be) made in reliance upon the exemption afforded by the provisions of Section 4(2) of the Securities Act of 1933, as amended, and/or Regulation D thereunder. Certificates representing such securities contain restrictive legends preventing sale, transfer or other disposition, unless registered under the Securities Act. The Seller received, or had access to, material information concerning our company, including but not limited to, our reports on Form 10-K, Form 10-Q and Form 8-K, as filed with the Securities and Exchange Commission. (Full details available on Form 8-K filed for reference on May 16, 2013)

Under US GAAP rules we will not represent the share price in our books as the agreed price but rather as the market closing price on May 14, 2013 which was reported as $0.0502, the actual recorded sale price of the shares and the purchase price of the technology will be $130,520.00.

The Company previously sold 588,235 shares for $100,000 in January 2011 to an offshore accredited investor. The funds were used for general office and administration expenses.

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

Date: April 24, 2013

By: /s/ Rod Bartlett

Rod Bartlett

President,

Chief Executive Officer