Form 10-Q
period 2013-09-30
TRANSACT ENERGY CORP
filed 2013-10-16
CIK 1383394

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

  X .

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2013.

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of September 30, 2013:    30,074,508

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

The accompanying financial statements have been prepared by the Company without audit.  In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at September 30, 2013 and 2012 and for the periods then ended have been made.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted.  It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s December 31, 2012 management prepared financial statements.  The results of operations for the periods ended September 30, 2013 and 2012 are not necessarily indicative of the operating results for the full year.

TRANSACT ENERGY CORP.

[A Development Stage Company]

INTERIM FINANCIAL STATEMENTS

SEPTEMBER 30, 2013

(Unaudited – Prepared by Management)

TRANSACT ENERGY CORP.

 [A Development Stage Company]

(Unaudited -  Prepared by Management )

TRANSACT ENERGY CORP.
(A Development Stage Company)

INTERIM BALANCE SHEETS
(Unaudited - Prepared by Management)

ASSETS

	September 30,	December 31,
	2013	2012

Current
Cash	2,978	31
Prepaid Expenses	$85,525	$85,525
Total Current Assets	88,503	85,556
		-
Intellectual Property	130,520	-
Software ,net	-	-
	$219,023	$85,556

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current
Bank indebtedness	$-	$-
Accounts payable	168,249	184,828
Accrued interest	108,658	73,122
Accrued interest - related party	711,955	506,548
Compensation payable	977,590	1,251,757
Notes payable - net of discount	163,083	49,583
Notes payable - Related parties, net of discount	163,467	163,467
Total Current Liabilities	2,293,002	2,229,305

Stockholders' Equity (Deficit)
Preferred stock, $.001 par value, 10,000,000 shares authorized no shares issued and outstanding
	-	-
Common Stock, $.001 par value, 100,000,000 shares authorized 30,074,508 shares issued and outstanding

	30,075	26,670
Capital in excess of par value	1,832,563	1,671,661
Deficit accumulated during the development stage	(3,936,617)	(3,842,080)

Total Stockholders' Equity (Deficit)	(2,073,979)	(2,143,749)

	$219,023	$85,556

The accompanying notes are an integral part of these financial statements.

TRANSACT ENERGY CORP.
(A Development Stage Company)

INTERIM STATEMENTS OF OPERATIONS
(Unaudited - Prepared by Management)

	Cumulative	Three months	Nine months	Three months	Nine months
	from inception	ended	ended	ended	ended
	March 15, 2006 September 30,	September 30,	September 30,	September 30,	September 30,
	2013	2013	2013	2012	2012

REVENUE	$-	$-	$-	$-	$-

EXPENSES
General and administrative	2,651,135	93,980	-148,370	128,695	435,281
Unsuccessful lease purchases	18,673	-	-	-	-

Total Expenses	2,669,808	93,980	(148,370)	128,695	435,281

LOSS BEFORE OTHER INCOME (EXPENSE)	(2,669,808)	(93,980)	148,370	(128,695)	(435,281)

Interest income	50,954	-	-	-	-
Interest expense	(1,040,469)	(82,589)	(242,907)	(81,608)	(256,569)
Gain on debt settlement	34,864	-	-	-	-
Loss on write off of investment in lease	(12,684)	-	-	-	-
Allowance for loss on loans receivable and related interest	(299,474)	-	-	-	-

LOSS FROM OPERATIONS
BEFORE INCOME TAXES	(3,936,617)	(176,569)	(94,537)	(210,303)	(691,850)

CURRENT TAX EXPENSE	-	-	-	-	-

DEFFRRED TAX EXPENSE	-	-	-	-	-

NET LOSS	$(3,936,617)	$(176,569)	$(94,537)	$(210,303)	$(691,850)

LOSS PER COMMON SHARE		$(0.01)	$(0.00)	$(0.01)	$(0.03)

The accompanying notes are an integral part of these financial statements.

TRANSACT ENERGY CORP.
(A Development Stage Company)
INTERIM STATEMENTS OF CASH FLOWS
( Unaudited - Prepared by Management)

	Cumulative
	from inception	Nine months	Nine months
	March 15, 2006 to	ended	ended
	September 30,	September 30,	September 30,
	2013	2013	2012
Cash Flow From Operating Activities:
Net loss for the period	$(3,936,617)	$(94,537)	$(691,850)
Adjustments to reconcile net loss to cash used by operating activities:
Stock issued for services	462,389	13,788	25,000
Stock issued for expenses	4,313	-	5,445
Debt issued for services	12,847	-	-
Amortization	3,480	-	870
Loss on write off of investment in lease	12,684	-	-
Allowance for interest receivable	50,954	-	-
Allowance for loans receivable	248,521	-	-
Interest expense from beneficial conversion feature on notes payable	124,548	-	-
Loss on stock subscriptions receivable	550,431	-	-
Gain on debt settlement	(34,864)	-	-
Change in assets and liabilities:
Decrease (Increase) in interest receivable	(50,954)	-	-
Decrease (Increase) in prepaid expenses	(85,525)	-	(85,525)
Increase (decrease) in accounts payable	168,249	(6,337)	(9,524)
Increase in compensation payable	977,590	(274,775)	391,756
Increase in accrued interest	820,613	231,342	256,460
Net Cash (used) by Operating Activities	(671,341)	(130,519)	(107,368)
Cash Flows From Investing Activities:
Acquisition of oil and gas leases	(12,684)	-	-
Acquisition of Intellectual Property	(130,250)	(130,250)	-
Purchase of software	(3,480)	-	-
Loans receivable	(263,521)	-	-
Proceeds from loans receivable	15,000	-	-
Net Cash (Used) by Investing Activities	(394,935)	(130,250)	-
Cash Flow From Financing Activities
Proceeds from common stock issuance	579,250	150,250	111,930
Proceeds received for stock not yet issued	40,000	-	-
Stock offering costs	(13,263)	-	-
Proceeds from notes payable	540,166	131,200	439
Repayment of notes payable	(76,899)	(17,700)	(5,000)
Net Cash Provided by Financing Activities	1,069,254	263,750	107,369
Net Increase (Decrease) in Cash	2,978	2,981	1
Cash (Bank Indebtedness) at Beginning of Period	-	(3)	2
Cash at End of Period	$2,978	$2,978	$3
Supplemental Disclosures of Cash Flow Information:
Cash paid during the period for:
Interest	$-	$-	$-
Income taxes	$-	$-	$-
Supplemental Schedule of Noncash Investing and Financing Activities:
For the three month period ended September 30, 2012 and 2011:
Shares issued for services	462,389	13,788	25,000
Shares issued on conversion of debt	670,257	555,556	-
Shares issued for acquisition	130,250	130,250	-
Shares issued to shareholders in exchange for free trading shares	554,744	-	125,383
Subscriptions receivable	(550,431)	-	-
Beneficial conversion feature on notes payable	59,084	-	-

The accompanying notes are an integral part of these financial statements.

TRANSACT ENERGY CORP.

[A Development Stage Company]

NOTES TO INTERIM FINANCIAL STATEMENTS

SEPTEMBER 30, 2013

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

Interim Condensed Financial Statements - The accompanying interim financial statements have been prepared by the Company without audit.  In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at September 30, 2013 and 2012 and for the periods then ended have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted.  It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s December 31, 2012 unaudited financial statements.  The results of operations for the periods ended September 30, 2013 and 2012 are not necessarily indicative of the operating results for the full year.

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

The Company has no tax positions at September 30, 2013 and 2012 for which the ultimate deductibility is highly certain but for which there is uncertainty about the timing of such deductibility.

The Company recognizes interest accrued related to unrecognized tax benefits in interest expense and penalties in operating expenses. During the years ended December 31, 2012 and 2011, the Company recognized no interest and penalties. The Company had no accruals for interest and penalties at September 30, 2013 and September 30, 2012. All tax years starting with 2008 are open for examination.

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

SEPTEMBER 30, 2013

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

NOTE 3 -  SOFTWARE

		Accumulated	Net Book Value
	Cost	Amortization	September 30, 2013	December 31 2012

Software	$ 3,480	$ 3,480	$ 0	$ 0

TRANSACT ENERGY CORP.

[A Development Stage Company]

NOTES TO INTERIM FINANCIAL STATEMENTS

SEPTEMBER 30, 2013

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

The $25,000 and $20,018 ($20,000 CAD) promissory notes payable dated April 22, 2011 and March 31, 2011 respectively are unsecured and bear interest at 60% per annum or $2,500 and $2,002 ($2,000 CAD) respectively whichever is greater. The notes are due on demand and may be prepaid in whole or part without penalty. Accrued interest was $ 66,707.24 at September 30, 2013.

The $5,005 ($5,000 CAD) promissory note payable dated September 12, 2011 is unsecured and bears interest at $ 505 ($500 CAD) up to September 16, 2011 and $ 50 ($50 CAD) per diem until all principal and interest is repaid. The note is due on demand and may be prepaid in whole or part without penalty. Accrued interest was $ 37,750 at September 30, 2013.

The $2,500 promissory note payable dated April 2, 2013 is unsecured, bears interest at 10% per annum and is due on demand. At September 30, 2013 accrued interest was $124.44.

The $100,000 promissory note payable dated June 30, 2013 is unsecured and is non-interest bearing.

An $8,700 promissory note payable dated January 17, 2013 to an individual whose shareholdings equal less than 10% in TransAct is unsecured, has a fixed interest component of $1,300. The owner of this note negotiated to change the terms of the note to that of a $10,000 convertible note payable effective Aug 21, 2013 is unsecured, bears interest at 12% per annum and is convertible into common stock of the company within the one year term of the loan at 75% of the closing price on the day the conversion is elected but no less than $.036. This note was subsequently converted and as such has been paid out in full.

A $10,000 convertible note payable effective Aug 21, 2013 to an individual whose shareholdings equal less than 10% in TransAct is unsecured, bears interest at 12% per annum and is convertible into common stock of the company within the one year term of the loan at 75% of the closing price on the day the conversion is elected but no less than $.036. This note was subsequently converted and as such has been paid out in full.

A $10,000 convertible note payable effective Sep 6, 2013 to an individual whose shareholdings equal less than 10% in TransAct is unsecured, bears interest at 12% per annum and is convertible into common stock of the company within the one year term of the loan at 75% of the closing price on the day the conversion is elected but no less than $.04.

TRANSACT ENERGY CORP.

[A Development Stage Company]

NOTES TO INTERIM FINANCIAL STATEMENTS

SEPTEMBER 30, 2013

(Unaudited – Prepared By Management)

NOTE 5 – NOTES PAYABLE – RELATED PARTIES

a) The $10,000 convertible promissory note payable to a company whose shareholders hold less than 10% in TransAct is unsecured, bears interest at 10% per annum and was due and payable on March 31, 2010. The payee had the option to convert the entire principal amount on or before April 29, 2009 into common shares of the Company based on a conversion rate of $.00345 per share. No interest was payable if the principal was converted to shares of the Company. The payee did not exercise its conversion option. The note is currently outstanding and in October 2010 the Company issued a check in the amount of $11,876 as payment in full of principal and interest which was returned un-cashed by the payee. The Company is currently in dispute regarding the expiration date of the conversion option in the agreement and the note remains in default. At September 30, 2013 accrued interest was $ 4936.99.

b) The $17,500 promissory note payable to a company whose shareholders hold less than 10% in TransAct is unsecured, bears interest at 10% per annum and is due on demand. This note is currently in default. At September 30, 2013 accrued interest was $7,863.37

c) Promissory notes payable totaling $84,277 to an officer and shareholder are secured by certain assets and equipment of the Company and  bear interest at 8% and 10% per annum and are due on demand. At September 30, 2013 accrued interest was $23,613.98

d) A $3,000 convertible promissory note payable to a former officer is secured by certain assets and equipment of the Company and bore interest at 8% per annum through the due date in November 2010 and is currently in default and bearing interest at 60% the highest lawful rate. A beneficial conversion feature of $3,000 has been recorded as a discount to the note with an offset to additional paid in capital. The discount was fully amortized in 2010. At September 30, 2013 accrued interest was $ 5,885.08.

e) A $22,030 promissory note payable dated February 24, 2011 to a former officer bears interest of $6,000 and was due on March 4, 2011. This note is accruing interest at $360 per day for every day after March 4, 2011 until the note is repaid in full. At September 30, 2013 accrued interest was $344,760.

f) A $46,660 promissory note payable dated April 22, 2011 to a former officer bears interest at 1% per diem. A beneficial conversion feature of $2,750 was recorded as a discount to the notes with the offset to Additional Paid In Capital. In May 2011 the holder of the note converted $10,000 of principal into 750,000 shares of common stock and the discount was expensed to interest. The remaining balance of $36,660 is due on demand. At September 30, 2013 accrued interest was $ 329,710.80

Accrued interest and late fees for the notes at September 30, 2013 and December 31, 2012 was $ 820,613 and $579,670 respectively.

NOTE 6 - CAPITAL STOCK

Preferred Stock - The Company has authorized 10,000,000 shares of preferred stock, $.001 par value, with such rights, preferences and designations and to be issued in such series as determined by the Board of Directors. No shares are issued and outstanding at September 30, 2013 and December 31, 2012.

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

SEPTEMBER 30, 2013

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

At June 30, 2013 the Company caused the cancellation of 250,000 shares that had been issued for compensation services 125,000 shares at a value of $.0501 and 125,000 shares at $.05.

In August 2013 the Company issued 555,556 common shares pursuant to a convertible option of notes payable totaling $20,000 at $.036 per share.

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

NOTE 8 - RELATED PARTY TRANSACTIONS

Management Compensation –   The Company has accrued executive compensation of $187,500 to the President of the Company for the year to date period ended September 30, 2013 (See Note 10).

The Company has accrued executive compensation of $33,333 to the SVP Technology of the Company for the year to date period ended September 30, 2013 (See Note 10).

As part of the settlement agreement upon the resignation of the CFO of the Company at June 30, 2013 the company did not accrue the executive compensation for this quarter and reversed previously accrued compensation of $462,500 (See Note 10).

TRANSACT ENERGY CORP.

[A Development Stage Company]

NOTES TO INTERIM FINANCIAL STATEMENTS

SEPTEMBER 30, 2013

(Unaudited – Prepared By Management)

NOTE 9 – EARNINGS/LOSS PER SHARE

The following data show the amounts used in computing earnings or loss per share for the periods presented:

	Three months	Nine months	Three months	Nine months
	ended	ended	ended	ended
	September 30,	September 30,	September 30,	September 30,
	2013	2013	2012	2012

Loss available to common shareholders (numerator)	$(176,569)	$(94,537)	$(210,303)	$(691,850)

Weighted average number of common shares outstanding during the period used in loss per share (denominator)	30,074,508	28,237,110	26, 668,952	23,915,254

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

TRANSACT ENERGY CORP.

[A Development Stage Company]

NOTES TO INTERIM FINANCIAL STATEMENTS

SEPTEMBER 30, 2013

(Unaudited – Prepared By Management)

NOTE 10 – COMMITMENTS AND CONTINGENCIES-CONTINUED

Compensation agreement – The President and Chief Executive Officer agreement pays an annual base salary of $250,000 which has been accrued to date, with a cash bonus annually based on 5% of EBITDA and a stock bonus formulated around the return on invested capital where the issued and outstanding stock of the Company times the rate of return divided by ten will equate to the stock issued.

Administration agreement – The agreement for administration services paid a salary of $ 42,038 ($42,000 CAD) per annum which was terminated on December 31, 2011. At September 30, 2013 $57,268 is included in compensation payable on the balance sheet.

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

Compensation agreement – The Senior Vice President of Technology agreement pays an annual base salary of $100,000 Starting June 2013 which has been accrued to date, with a cash bonus annually based on 0.25% of EBITDA and a stock bonus formulated around the return on invested capital where the issued and outstanding stock of the Company times the rate of return divided by forty will equate to the stock issued.

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

The third quarter efforts of 2013 focused on short term capital raises, contract negotiations with EfW project funders, future project discussions and finalizing our EfW project Engineering selection. Twenty thousand dollars was raised in the form of convertible loans to the end of September. Discussions regarding the funding of the Bathgate project took place resulting in the exchange of draft agreements with one financial group; we await responses in writing from their lawyers now and are continuing discussions with others until a funding is complete. We have narrowed our search for an engineering group down to the final two and continue the process of fine tuning the contract and work/fee compoenents.

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

SUBSEQUENT EVENTS

None

RESULTS OF OPERATIONS

Results of Operations for the Three Months Ended September 30, 2013 Compared to the Three Months Ended September 30, 2012

Up to the period ended September 30, 2013, the Company worked diligently on its business and maintaining its reporting status with the SEC. However due to finances we were forced to file our 2012 Annual Report without auditors review.

We did not generate any revenue from July 1, 2013 to September 30, 2013 as was the same for the three month period in 2012. For the three months ended September 30, 2013 our general and administrative expenses were $93,980 compared to $128,695 for the same period in 2012. Expenses consisted primarily of management fees and miscellaneous expenses.   Management compensation was $125,000 for the three month period ending September 30, 2012 and was $87,500 for the period ending September 30, 2013. Interest Expense for the three months ending September 30, 2013 was $82,589 compared to $81,608 for the same period in 2012. As a result, we have reported a net loss before taxes of ($176,569) for the Three Months ended September 30, 2013 compared to a loss of ($210,303) for the same period last year.

Stock-Based Compensation Costs

There was $13,788 stock based compensation for the period ended September 30, 2013 and  $25,000 for 2012. Any shares issued are a part of our executive compensation plan, and are issued to obtain, retain and motivate our directors, executives and employees.

LIQUIDITY AND CAPITAL RESOURCES

As of September 30, 2013 other than recording a prepaid expense of $85,525 and $2,978 cash on hand we have no current assets. Our current liabilities consist of accounts payable in the amount of $168,249, accrued interest of $820,613, compensation payable of $977,590 and Notes payable, net of any discount of $326,550.

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rules 13a-15(e) and 15d-15(e) promulgated under the Exchange Act. Based on this evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were effective at a reasonable assurance level as of September 30, 2013, the end of the period covered by this report.

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

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

There have been recent sales of Company securities during the three months ended September 30, 2013. The sales consisted of converting twenty thousand dollars ($20,000) of loans payable into stock of the company for $0.036 per share on August 20, 2013. Only ten thousand ($10,000) of this was new money in the quarter and it was used for general administrative expenses. The previous ten thousand was debt and interest on the books of the company the proceeds of which had also been used in the operation of the company.

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

(b)  Reports on Form 8-K  (none)

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

Date: October 16, 2013

By: /s/ Rod Bartlett

Rod Bartlett

President,

Chief Executive Officer