Form 10-K
period 2013-12-31
TRANSACT ENERGY CORP
filed 2014-02-21
CIK 1383394

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

(Mark One)

FORM 10-K

  X .ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2013

or

      .TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________ to _____________

Commission file number 333-139746

TRANSACT ENERGY CORP.

(Exact name of registrant as specified in its charter)

Nevada	98-0515445
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

Suite 207 - 23705 IH 10 WestSan Antonio, TX, 78257 United States

(Address of principal executive offices) (Zip Code)

Registrant’s telephone number, including area code 210-888-0785

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: None

Common Stock, par value $0.001

(Title of each class)

None

 (Name of each exchange on which registered)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes      . No  X .

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes      . No  X .

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes      . No  X .

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter. On June 30th, 2013 the aggregate market value of the voting stock of Transact Energy Corp. held by non-affiliates of the registrant was $ $987,186.92

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date: As of December 31, 2013 we had issued and outstanding 30,074,508 shares common stock, $.001 par value

APPLICABLE ONLY TO REGISTRANTS INVOLVED IN BANKRUPTCY

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

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

The statements contained in this Annual Report on Form 10-K may not be historical facts and may be "forward-looking statements." Such forward-looking statements can be identified by, among other things, the use of forward-looking terminology such as "believes," "intends," "plan" "expects," "may," "will," "should," or "anticipates" or the negative thereof or other variations thereon or comparable terminology, and similar expressions are intended to identify forward-looking statements. We remind readers that forward-looking statements are merely predictions and therefore inherently subject to uncertainties and other factors and involve known and unknown risks that could cause the actual results, performance, levels of activity, or our achievements, or industry results, to be materially different from any future results, performance, levels of activity, or our achievements, or industry results, expressed or implied by such forward-looking statements. Such forward-looking statements appear in Item 1 - "Business" and Item 7 - "Management's Discussion and Analysis of Financial Condition and Results of Operations," as well as elsewhere in this Annual Report and include statements regarding the following: the expected development and potential benefits from our products to consumers, progress in our efforts to develop our facilities and our products and to achieve and maintain regulatory approvals, the potential market demand for our products, our expectations regarding our short- and long-term capital requirements, our outlook for the coming months and information with respect to any other plans and strategies for our business.

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

The Company's current corporate structure results from the issuance of founding shares equal to nine million four hundred thousand (9,400,000), an initial public offering (IPO) of one million one hundred and two thousand shares (1,102,000) at twenty-five cents ($0.25), the acquisition of a technology asset of two million six hundred thousand shares (2,600,000) and sixteen million nine hundred and seventy-two thousand, five hundred and eight (16,972,508) shares for operations (including consulting, management and debt settlement). .

The Company was originally formed to manage energy related assets and has changed its scope to sustainable energy development. The Company incorporates new technologies to provide sustainable/green energy sources and power production.

Our financial statements are stated in United States Dollars (US$) and are prepared in accordance with United States Generally Accepted Accounting Principles (U.S. GAAP) by management.

In this annual report, unless otherwise specified, all dollar amounts are expressed in United States dollars and all references to "common shares" refer to the common shares in our capital stock.

Item 1. Business.

Our History and Business

We formed TransAct Energy Corp. as a Nevada corporation on March 15, 2006. Although our business plan called for the securing and managing of any energy leasehold, the Company focused on securing producing and non-producing oil and gas leases in Alberta, Canada. On September 7, 2006 we acquired a one hundred percent (100%) interest in a Petroleum and Natural Gas Lease, from the province of Alberta, Canada for twelve thousand and fifty-one dollars ($12,051), the MedHat Project. We did not develop this resource. We looked to expand our holdings in Alberta through acquisitions and joint ventures for the following two years. We have since allowed this lease to lapse and moved away from this focus.

A distinct trend appeared in the energy sector supporting sustainable energies. About the same time in late 2008 the Company was introduced to Dr. Mory Gomshei one of the world’s leading geothermal experts and two of his geothermal power (using superheated water from the earth to turn turbines) projects in British Columbia, Canada. The acquisition, resource evaluation, exploration process and administration for geothermal are very similar and in many jurisdictions come under the petroleum sector. We worked with independent companies Aqua Terra Power and Aqua Terra Geothermal through the balance of 2009 on the two geothermal power projects in British Columbia. Other than lending Aqua Terra funds no formal arrangement was entered into pending them securing drill permits on the two projects. These licenses lapsed under their original owners and were re-posted by the government for public tender; an Ontario corporation associated with Dr. Ghomshei acquired most of the original licences and have initiated drilling applications. We entered discussions with this entity in the latter half of 2011 to form a Farm-in relationship. We have put these discussions on hold pending the completion of our first operating plants in the Energy from Waste Division although we are maintaining dialogue with Dr. Gomshei as it relates to utilizing Geothermal in the plants themselves.

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

2013 continued as a building year for both the company and its EfW division. We completed the acquisition of our EfW technology from the Scottish Inventor and brought him on as a long term member of our team. We successfully negotiated a relationship with the international firm Fichtner Consulting Engineers in order to complete the certification of our plants going forward. We identified suppliers of waste for the proposed United Kingdom plants, initiated the relationships for the uptake of the Natural Gas and Electricity in the United Kingdom and tentatively sourced the capital required for the first plant in the United Kingdom. Globally we negotiated the intent to build a plant in Mexico that includes the required equity and waste. In Brazil we initiated a relationship to create a green energy fund in order to grow both the market in Brazil and the other strategic areas of South America. Initial talks have taken place with potential development partners for a few of the major Brazil markets pending the success of the UK or Mexico plant. In the USA and China we are in talks with potential development partners that can deliver significant capital/waste and see our technology as the best solution going forward.

Business Strategy

We see 2014 as our breakout year where the efforts to bring our technology forward as the best system in the waste management/energy from waste sector pays off. Funding the engineering team through the feasibility analysis of utilizing our technology to process five hundred tonnes per day of refined municipal solid waste (“RDF”) is our number one priority. The cost of this piece of engineering is approximately two hundred and fifty thousand dollars ($250,000 USD) and needs to be tied back to a specific plant. Whether the first plant analysed is the UK or Mexico does not matter but it opens the doors to further money and markets.

We intend on completing the funding of the plant in the United Kingdom by first securing the predevelopment capital (approximately $3 Million USD) that will pay to deliver the project as “Shovel Ready”. Shovel ready status will include securing the plant site (in our case this means using an existing industrial building), uptake agreements for the feedstock waste,  a positive feasibility analysis from the engineers, off-take agreements for the plants products (gas, fuel, carbon black and recyclables), permits and permissions from all governments. With the shovel ready status in hand we should be able to finalize the balance of the required capital ($100 Million USD) that was identified as available to us in 2013.  Based on current verbal commitments for the pre-development capital and subsequent financings we anticipate the first UK plant could be operational by the first quarter of 2015.

In markets where the waste supply is already controlled, we intend on partnering to develop the required processing capacity by having the local stakeholders form a consortium at a minimum to deliver the feedstock waste and in some cases equity, permits/permissions and off-take agreements; collectively the consortium can earn up to 45% ownership in the company that will own the plant with us owning the balance. This is the arrangement we have negotiated for the first of several plants in Mexico, we intend on meeting with the stakeholders to finalize this long term arrangement in the first quarter of 2014, with a construction start planned in the 4th quarter of 2014.

As each proposed plant obtains shovel ready status the ability to raise the build out capital increases substantially. The volumes and operating capabilities of the proposed plant are certified by the engineers to a ratio in excess of 80%. With these certifications and tentative start dates we can make contractual commitments to buyers of our products for our future revenue and in turn finance the required development capital.

Markets and Customers

The markets for the complete processing of waste without emissions or land-filling are global. We currently have discussions and or contract negotiations for Brazil, China, Europe, Mexico and USA. Europe is the most advanced market with legislation in place targeting zero landfills, zero emissions within a few short years. The current design for mass production scales up from 300 metric tons per day of raw MSW (based on 2 Kgs per day per person, approximately 140,000 people in North America slightly less in Europe)  with the ideal plant size processing approximately 900 tonnes per day of raw MSW (around a 420,000 person population) .

Our target service customers are corporations or municipalities with pre-sorted municipal waste, plastic, tires or medical waste as these are the most profitable waste streams. However we can process any carbon based waste stream including sewage and agricultural.

Our target product customers are airlines, bus companies, trucking companies or fuel retailers requiring green direct blend fuels to meet legislated targets.  TEFW customers are power companies requiring green Natural Gas and electricity to meet imposed targets. TEFW customers are tire manufacturers, lithographers and printers requiring high quality carbon black for their products.

In Europe the first EFW plant is planned in the United Kingdom.  The European Union has legislation in place requiring a 20% green fuel blend by 2020 which creates customers needing a green fuel that can blend with existing refined fuels. The fuels produced by the EfW process meet these criteria and have sales of the produced fuels ready to go.

For both products and services the impact our technology/process makes on CO2 emissions, carbon capture and overall carbon footprints is significant enough for any  waste managers responsible for their carbon impact.

Employees

At December 31, 2013, the Company has a combined CEO/CFO and a SVP Technology under contract with everyone else required by the company being fulfilled by consultants on a demand basis. Going forward we have pending agreements for a COO, SVP Business Development, VP Operations South America, VP Operations Mexico & Central America, VP Operations Europe and a VP Operations USA.

The Company did not experience any labour disputes or labour stoppages during the current fiscal year.

Principal Products

The Company’s proposed products will be electricity, carbon credits, natural gas, green direct-blend fuels, carbon black, recycled steel and nylon from a proprietary waste processing plant. These will be the first emissions free EFW plants capable of processing waste in a cost effective manner.

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

Industry Practices/Needs for Working Capital

A 510 tonne TEfW plant with operating subsidy to cash flow is approximately $105 Million USD. Each plant developed can support a significant portion of debt; however the first plants without a corporate operating history require at least thirty (30%) per cent equity and long term off-take agreements from creditworthy buyers. Each proposed plant requires a feasibility analysis that incorporates the candidate waste stream, our technology and the specific location. The feasibility analysis along with other elements that provide for a shovel ready plant typically cost an estimated $3 Million USD.

Dependence on Few Customers

There is the possibility that a TEfW plant will have one supplier of its feed-stock making it vulnerable until the supply is replaced. The products produced will be taken up by large creditworthy organizations, we expect one main buyer for each product as in the case of selling produced electricity and natural gas into the UK national grid.

Competitive Conditions

The interest in the waste to energy sector has continued to grow as have the amounts of garbage.  Every government on the planet is faced with these growing amounts of garbage and the mandate to use it as a resource rather than bury or burn it.  The demand for sustainable energy continues to increase almost everywhere on the planet at the same time. Climate changes affect the demand for heating and cooling and the lack of rain in certain areas impacts on the ability to produce hydro-electricity. Political instability or the threat there of, in oil producing regions sends countries that have petroleum based economies scrambling for alternatives. Economic instability impacts on many countries abilities to import energy causing them to look within their own borders for energy that provides autonomy.  Finally the pressure is on all nations to look at and change the environmental impact of their power production.

Any technology that can produce clean energy from waste in a cost effective manner has a competitive advantage in the complex matrix of sustainable energy production. There have been no emissions free and cost effective energy from waste technologies to handle the ever growing waste. So governments have settled for incineration with scrubbers that remove the pollutants to established levels. The new emission targets being established for waste going forward, limits the competition. TransAct’s Energy from Waste technology at present will be the only technology capable of meeting the future conditions of competition in this arena.

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

Environmental Compliance

The future TransAct Energy from Waste technology already meets the European Union Environmental Protection Agency emission free standards. The plants do not incinerate so there are no flue gases and no ash, all waste delivered to the plant is converted to useable products.

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

The development and operations of our proposed projects are or will be subject to stringent federal, state, provincial and local laws and regulations relating to improving or maintaining environmental quality. Environmental laws often require parties to pay for remedial action or to pay damages regardless of fault. Environmental laws also often impose liability with respect to divested or terminated operations, even if the operations were terminated or divested many years ago.

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

Item 2. Properties.

Our principal mailing address is Suite 207 - 23705 IH 10 West, San Antonio, TX, 78257 United States.  Our telephone number is 210-888-0785.

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

As of January 7, 2014, there are 46 active shareholders of record holding 17,150,133 restricted shares of the Company’s common stock and 13,174,375 unrestricted shares eligible for trading of which 11,708,853 are considered active shares. The total issued and outstanding is 30,074,508 shares of common stock. The holders of common stock are entitled to one vote for each share held of record on all matters submitted to a vote of stockholders. Holders of the common stock have no pre-emptive rights and no right to convert their common stock into any other securities. There are no redemption or sinking fund provisions applicable to the common stock.

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

The company has been focused on securing the EfW technology and bringing the same to market. To that end it acquired the technology utilizing its common stock which is reflected on the Balance Sheet under Intellectual Property at $130,520. The value reflected is the shares issued for the technology multiplied by the closing price on the day the transaction took place as per US GAAP rather than the $2.6 Million dollar price agreed to for the EfW Technology in the contract.  Funding efforts for plants in the United Kingdom, USA, Brazil AND Mexico although progressing did not to the end of the year result in material commitments or impact on our financial results. Market development efforts will not be material and reflected in our financial statements until bonafide’ agreements are monetized.

The company had minimal working capital through 2013; however we maintained a relationship with our suppliers and our reporting status.

Plan of Operation

For the 2014 year the Company’s focus is to:

1.)

Secure working capital significant enough to maintain accounts payable at a current status and fund day to day operations through 2014;

2.)

Complete the development of the energy from waste plant in the UK as follows;

a.

Secure the pre-development capital estimated at $3 Million USD through debt or equity or combination of the two;

b.

Contract the UK location and feed-stock , complete a Phase 1 engineering review of the same, complete the Phase 2 engineering permits and permissions of the same and contract the off-take agreements for all products;

c.

Secure debt financing for the plant build out to cash-flow;

3.)

Complete the development of an energy from waste plant in Mexico;

Results of Operations

Period from January 1, 2013 to December 31, 2013

We generated zero ($”0” USD) in revenue from January 1, 2013 to December 31, 2013. For the year ended December 31, 2013 our general expenses were ($38,520). Currently our expenses consist primarily of management fees which were reduced drastically by the recapture of $457,500 that had been previously accrued. This resulted in the negative general expense balance for 2013.  During 2013 we recorded interest expense of $320,351 as a result of notes payable. As a result, we have reported a net loss of $(281,831) for the period ended December 31, 2013. Our total net loss from inception on March 15, 2006 through December 31, 2013 was $(4,123,911).

Stock-Based Compensation Costs

Stock-based compensation represents 4.9% of the Company’s operating expenses for the fiscal year ended December 31, 2013. The stocks are a part of our annual executive compensation plan, and are issued to obtain, retain and motivate our directors, executives and employees.

Liquidity and Capital Resources

At December 31, 2013 we had total assets of $216,112. Our Current assets are $85,592. We have completely written down our software. Current liabilities at December 31, 2013 totalled $2,478,635 they consisted of accounts payable in the amount of $187,164, accrued interest of $873,558, compensation payable in the amount of $1,112,247, notes payable net in the amount of $305,666.

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

Need for Additional Financing

We estimate our upcoming operating expenses to increase substantially as we transcend from development satge to operating stage and maybe as much as $4,000,000.00 per year. We do not have any commitments for capital expenditures however we do anticipate entering into commitments to secure acquisitions. We believe we will need additional funds to cover our expenses and acquisitions for the next twelve months. Our need for capital may change dramatically as we pursue our business plan during that period. At present, we have no material understandings, commitments or agreements with respect to the acquisition of any business venture or capital commitments. Further, we cannot assure that we will be successful in consummating business opportunities on favourable terms or we will be able to profitably manage any business opportunities. Should we require additional capital, we may seek additional advances from officers, sell common stock or find other forms of debt financing.

Off Balance Sheet Arrangements

As of December 31, 2013, the Company does not have any off balance sheet arrangements.

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rules 13a-15(e) and 15d-15(e) promulgated under the Exchange Act and based on the criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were effective at a reasonable assurance level as of December 31, 2013, the end of the period covered by this Report. However anticipating greater levels of business activity in the near term we expect that we will require a financial controller in order to maintain our disclosure controls and procedures. Steps have been taken to bring on this person in a timely manner.

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

Our management, with the participation of the President, evaluated the effectiveness of the Company’s internal control over financial reporting as of December 31, 2013.  In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework.  Based on this evaluation, our management, with the participation of the President, concluded that, as of December 31, 2013, our internal control over financial reporting was effective.

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

Item 9B. Other Information.

There are no further disclosures. All information that was required to be disclosed in 2013 has been disclosed.

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

NAME	AGE	POSITION

Roderick C. Barlett (1)	57	Chief Operating Officer acting Chief Financial Officer and Director Corporate Secretary
Tina Vanderheyden (2)	62	Director
Joseph F. Dickson (2)	58	Director
Des Biali (2)	66	Director

(1) Member of the Compensation and Governance Committees
(2) Independent Director

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

Joseph F. Dickson. Director: Joseph Dickson was the Chief Operating Officer of Innovation Fuels, Inc. out of Syracuse, NY leading the company’s bio-diesel plant operation and project development efforts from Sept. 2007 until Dec. 2009. Mr. Dickson was the Director of Entrepreneurship at Syracuse University, Syracuse, NY from Feb. 2006 to Sept. 2007, the COO, Integrated Defense Systems, Inc., Glen Rock, PA from June 2005 to Jan. 2006 and the COO, Drug Risk Solutions, LLC a drug discovery company from June 2000 to June 2005. Mr. Dickson has 35 years of business experience in new ventures, business plan execution, organizational management, and operations. He has a background in high tech product design and development, manufacturing, and sales and marketing to commercial and military markets gained while working at GE and other high tech companies. He started and successfully financed two companies in the microelectronics and information technology industries. He has an undergraduate degree in chemistry and an MBA.

Tina VanderHeyden. Director: Tina VanderHeyden is a senior level executive with 25+ years diverse funding and business development experience in both the public and private sectors.  For the green technology sector, she recently completed funding and co-managed the installation of a major geothermal system and HVAC overhaul for a “Heritage” estate. In addition to her long term fundraising work in the education and cultural sectors, she spent several years leading research and funding for bio-tech and new technology start-ups including new business development for the Bedminster BioEnergy Technology; which uses recovered high quality Biomass to provide renewable energy.

Significant Employees Who Are Not Executive Officers

Family

There are no family relationships between the members of our board of directors.

Audit Committee and Audit Committee Financial Expert

To date, board of directors (“BOD”) has not formed a formal audit committee, nor has it secured an audit committee financial expert. The BOD intends to form said committee and secure said expert when it becomes operational.

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

Item 11. Executive Compensation.

We have a formal compensation agreements or employment contracts with our Chief Executive Officer and our SVP Technology. Our previous CFO, Simon Thomas became the companies CFO and a director effective January 1st, 2011and resigned at the end of June 2013. All except $100,000 compensation accrued to Simon Thomas was credited back to the company along with 250,000 common shares. We do not currently have a compensation agreement with our BOD and our Advisory Board members, although we intend to do so in the future. All Officers, Directors and Advisory Board members are reimbursed for their expenses related to Company service. Our active officers did receive compensation for the year ended December 31, 2013. The Directors were paid $6262.50 in restricted stock awards for the 2012 year on May 14, 2013.

SUMMARY COMPENSATION TABLE

					Long Term Compensation
	Annual Compensation				Awards		Payouts
Name and Principal Position	Year Ended	Salary ($)	Bonus ($)	Other Annual Compensation	Restricted Stock Awards ($)	Securities Underlying Options/SARs (#)	LTIP Payouts	All Other Compensation ($)

Roderick Bartlett, CEO, President and Director	2013	250,000	-	-	6,262.50	-	-	-

Simon Thomas, CFO, Treasurer and Director	2013	(457,500)	-	-	($11,250)	-	-	-

Des Biali, Director	2012	-	-	-	6,262.50	-	-	-

Joe F. Dickson, Director	2012	-	-	-	6,262.50	-	-	-

Bruce Hutchon, SVP Technology	2013	58,333.33	-	-	-	-	-	-

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth as of December  31, 2013, the name and shareholdings of each person known to us that either directly or beneficially holds more than 5% of our 30,074,508 issued and outstanding shares of common stock, $.001 par value. The table also lists the name and shareholdings of each director and of all officers and directors as a group. Except as otherwise indicated, the persons named in the table have sole voting and dispositive power with respect to all shares beneficially owned, subject to community property laws where applicable.

Name & Address	Title of Class	Number of Shares Beneficially Owned	% of Class

Roderick Bartlett(1) Suite 207 - 23705 IH 10 West San Antonio, TX, 78257	Common	1,281,670	4.27%
Tina VanderHeyden (1) c/o Suite 207 - 23705 IH 10 West San Antonio, TX, 78257	Common	-	-%
Joe F Dickson (1) 2345 Tucker Rd, New Woodstock, NY 13122	Common	565,423	1.65%
Des Biali (1) 126 Kahana Nui Rd Lahaina , HI , USA 96761	Common	250,000	0.47%
Bruce Hutchon Roxstone House, 24 Murrayfield Ave, Murryfield UK EH126AX	Common	1,300,000	4.33%
Linda Hutchon Roxstone House, 24 Murrayfield Ave, Murryfield UK EH126AX	Common	1,300,000	4.33%
All directors and executive officers as a group: (4 person)	Common	2,097,093	6.98%

(1)

Officer and/or director.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

We have received funds from our officers and directors to fund the Company’s activities. Currently we owe Mr. Rod Bartlett $54,439.45 (which includes interest) but does not include compensation and expenses. The Company lent Aqua Terra Power a company wholly owned by one of our shareholders, $263,520. Terra Energy, a company owned by one of our shareholders lent us $27,500.

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

Item 14. Principal Accounting Fees and Services.

The fees for services billed by Pritchett, Siler & Hardy, P.C. to the Company in the last two fiscal years were as follows:

	Twelve months ended on	Twelve months ended on
	December 31, 2013	December 31, 2012

Audit Fees	$-	$-
Audit-Related Fees	$-	$-
Tax Fees	$-	$-
All Other Fees	$-	$-
Total Fees	$-	$-

Audit Fees. There were no fees charged in 2012 as no audit of our financial statements for our annual report on Form 10-K and the review of our quarterly financial statements for our quarterly reports on Form 10-Q that are customary under auditing standards generally accepted in the United States took place. There were no fees charged in 2013 as no professional services were rendered in connection with the audit of our financial statements for our annual report on Form 10-K nor did they do a review of our quarterly financial statements for our quarterly reports on Form 10-Q that are customary under auditing standards generally accepted in the United States.

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

PART IV

Item 15. Exhibits, Financial Statement Schedules.

(a) Index to Financial Statements and Financial Statement Schedules

The following un-audited financial statements are included on the pages indicated:

F-1 Balance Sheets as of December 31, 2013 and 2012

F-2 Statements of Operations for the years ended December 31, 2013 and 2012

F-3 Statements of Stockholders' Equity (Deficit) for the years ended December 31, 2013 and 2012

F-4 Statements of Cash Flows for the years ended December 31, 2013 and 2012

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

TRANSACT ENERGY CORP.

By: /s/ Roderick C. Bartlett	Chief Executive Officer, Corporate Secretary	February 18, 2014
Roderick C. Bartlett

By /s/ Roderick Bartlett	Chief Financial Officer,	February 18, 2014
Roderick Bartlett

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By: /s/ Roderick C. Bartlett	Director	February 18, 2014
Roderick C. Bartlett

By /s/ Tins VanderHeyden	Director	February 18, 2014
Tina VanderHeyden

By: /s/ Des Biali	Director	February 18, 2014
Des Biali
By: /s/ Joe F. Dickson
Joe F. Dickson	Director	February 18, 2014

TRANSACT ENERGY CORP.

[A Development Stage Company]

FINANCIAL STATEMENTS

DECEMBER 31, 2013

(Unaudited)

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2013

TRANSACT ENERGY CORP.

[A Development Stage Company]

(Unaudited)

CONTENTS

TRANSACT ENERGY CORP.

[A Development Stage Company]

BALANCE SHEETS

(Unaudited)

ASSETS

	December 31,	December 31,
	2013	2012

Current
Cash	$67	$31
Prepaid expenses	85,525	85,525
Total Current Assets	85,592	85,556

Intellectual Property	130,520	-
Software	-	-

	$216,112	$85,556

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current
Bank indebtedness	-	-
Accounts payable	187,164	184,828
Accrued interest	873,558	73,122
Accrued interest - related party	-	506,548
Compensation payable	1,112,247	1,251,757
Notes payable - net of discount	251,226	49,583
Notes payable - Related parties, net of discount	54,440	163,467
Total Current Liabilities	2,478,635	2,229,305

Stockholders' Equity (Deficit)
Preferred stock, $.001 par value,10,000,000 shares authorized no shares issued and outstanding	-	-
Common Stock, $.001 par value,100,000,000 shares authorized
30,074,508 shares issued and outstanding	30,076	26,670
Capital in excess of par value	1,831,312	1,671,661
Subscriptions receivable	-	-
Deficit accumulated during the development stage	(4,123,911)	(3,842,080)

Total Stockholders' Equity (Deficit)	(2,262,523)	(2,143,749)

	$216,112	$85,556

The accompanying notes are an integral part of these financial statements.

TRANSACT ENERGY CORP.

[A Development Stage Company]

STATEMENTS OF OPERATIONS

(Unaudited)

	Cumulative from inception
	March 15, 2006	For the Year ended	For the Year ended
	December 31,	December 31,	December 31,
	2013	2013	2012

REVENUE	$-	$-	$-

EXPENSES
General and administrative	2,760,985	(38,520)	562,671
Unsuccessful lease purchases	18,673	-	-

Total Expenses	2,779,658	(38,520)	562,671

LOSS BEFORE OTHER INCOME (EXPENSE)	($2,779,658)	$38,520	($562,671)

Interest income	50,954	-	-
Interest expense	(1,117,913)	(320,351)	(366,932)
Gain on debt settlement	34,864	-	-
Loss on write off of investment in lease	(12,684)	-	-
Allowance for loss on loans receivable and related interest	(299,474)	-	-

LOSS FROM OPERATIONS BEFORE INCOME TAXES	(4,123,911)	(281,831)	(929,603)

CURRENT TAX EXPENSE	-	-	-

DEFERRED TAX EXPENSE	-	-	-

NET LOSS	$(4,123,911)	$(281,831)	$(929,603)

LOSS PER COMMON SHARE	$-	$(0.01)	$(0.04)

The accompanying notes are an integral part of these financial statements.

TRANSACT ENERGY CORP.

[A Development Stage Company]

STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIT)

FROM INCEPTION ON MARCH 15, 2006 THROUGH DECEMBER 31, 2013

(Unaudited)

						Deficit
						Accumulated
					Capital in	During the
	Preferred stock		Common Stock		Excess of	Development
	Shares	Amount	Shares	Amount	Par Value	Stage
BALANCE, March 15,2006	-	$-	-	$-	$-	$-

Issuance of 8,500,000 shares of common stock for cash at $.001 per share, April 2006	-	-	8,500,000	8,500	-	-
Issuance of 900,000 shares of common stock for cash at $.05 per share, August 2006	-	-	900,000	900	44,100	-

Net loss for the period ended December 31, 2006	-	-	-	-	-	(12,181)
BALANCE, December 31, 2006	-	-	9,400,000	9,400	44,100	(12,181)

Net loss for the year ended December 31, 2007	-	-	-	-	-	(22,024)
BALANCE, December 31, 2007	-	-	9,400,000	9,400	44,100	(34,205)

Net loss for the year ended December 31, 2008	-	-	-	-	-	(54,563)
BALANCE, December 31, 2008	-	-	9,400,000	9,400	44,100	(88,768)

Issuance of 1,102,000 shares of common stock for cash at $.25 per share, September 2009	-	-	1,102,000	1,102	274,398	-
Deferred offering costs offset against offering	-	-	-	-	(13,263)	-
Beneficial conversion feature on notes payable	-	-	-	-	65,464	-

Net loss for the year ended December 31, 2009	-	-	-	-	-	(191,386)
BALANCE, December 31, 2009	-	-	10,502,000	10,502	370,699	(280,154)

Issued for services at $ .55 per share	-	-	135,000	135	74,115	-
Issued for services at $ 1.39 per share	-	-	48,775	49	67,693	-
Shares issued to existing shareholders in exchange for 1,008,625 free trading shares valued at $.50 per share	-	-	1,109,488	1,110	553,634	-
Issuance of 7,770,148 common shares pursuant to conversion of notes payable at $ .01 per share	-	-	7,770,148	7,770	69,931	-
Issuance of 315,909 common shares valued at $.41 -$.47 per share in exchange for compensation and consulting services	-	-	315,909	316	142,934	-
Beneficial conversion feature on notes payable	-	-	-	-	56,334	-
Issuance of 83,333 common shares on conversion of debt at $.18 per share	-	-	83,333	83	14,917	-

Net loss for the year ended December 31,2010	-	-	-	-	-	(1,086,561)
BALANCE, December 31, 2010	-	-	19,964,653	19,965	1,350,257	(1,366,715)

Issuance of 838,235 shares of common stock for cash at $.15,$.17 & $.20 per share, June 2011	-	-	838,237	838	139,162	-
Issuance of 375,739 common shares valued at $.015 per share pursuant to compensation agreements	-	-	375,739	376	5,260	-
Issuance of 404,040 common shares on conversion of notes payable at $.03 per share	-	-	404,040	404	11,596	-
Issuance of 750,000 common shares on conversion of debt at $.013 per share	-	-	750,000	750	9,250	-
Beneficial conversion feature on notes payable	-	-	-	-	2,750	-

Net loss for the year ended December 31,2011	-	-	-	-	-	(1,545,762)
BALANCE, December 31, 2011	-	-	22,332,669	22,333	1,518,275	(2,912,477)

Issuance of 3,316,500 common shares valued at $0.035 per share in exchange for consulting services.	-	-	3,316,500	3,317	112,761	-
Issuance of 275,000 common shares valued at $0.0182 per share for financing services	-	-	275,000	275	4,730	-
Issuance of 625,000 common shares valued at $0.05 per share for compensation services	-	-	625,000	625	30,625	-
Issuance of 119,783 common shares valued at $0.045 per share for compensation services.	-	-	119,783	120	5,270	-
Beneficial conversion feature on notes payable

Net loss for the year ended December 31,2012	-	-	-	-	-	(929,603)
BALANCE, December 31, 2012	-	-	26,668,952	26,670	1,671,661	(3,842,080)

Issuance of 2,600,000 common shares valued at $.0502 per share for technology purchase agreement	-	-	2,600,000	2,600	127,920	-
Issuance of 500,000 common shares at a valued at $.0501 per share for compensation services .	-	-	500,000	500	24,550	-
Cancellation of 250,000 common shares;125,000 shares valued at $.0501 and 125,000 shares valued at $.05 for compensation services	-	-	(250,000)	(250)	(12,263)	-
Issuance of 555,556 common shares at $.036 per share for conversion of note .	-	-	555,556	556	19,444	-
Beneficial conversion feature on notes payable

Net loss for the year ended December 31,2013	-	-	-	-	-	(281,831)
BALANCE, December 31, 2013	-	$-	30,074,508	$30,076	$1,831,312	$(4,123,911)

The accompanying notes are an integral part of these financial statements.

TRANSACT ENERGY CORP.

[A Development Stage Company]

STATEMENTS OF CASHFLOWS

(Unaudited)

	Cumulative
	from inception	For the	For the
	March 15, 2006 to	Year ended	Year ended
	December 31,	December 31,	December 31,
	2013	2013	2012
Cash Flow From Operating Activities:
Net loss for the period	$(4,123,911)	$(281,831)	$(929,603)
Adjustments to reconcile net loss to cash used by operating activities:
Stock issued for services	448,601	-	157,723
Stock issued for expenses	4,313	-	-
Debt issued for services	12,847	-	-
Amortization	3,480	-	1,063
Loss on write off of investment in lease	12,684	-	-
Allowance for interest receivable	50,954	-	-
Allowance for loans receivable	248,521	-	-
Interest expense from beneficial conversion feature on notes payable	124,548	-	-
Loss on stock subscriptions receivable	550,431	-	-
Gain on debt settlement	(34,864)	-	-
Change in assets and liabilities:	-	-	-
Decrease (Increase) in interest receivable	(50,954)	-	-
Decrease (Increase) in prepaid expenses	(85,525)	-	(85,525)
Increase (decrease) in accounts payable	187,164	2,336	21,748
Increase in compensation payable	1,112,247	(139,510)	511,500
Increase in accrued interest	880,861	291,590	323,125
Net Cash (used) by Operating Activities	(658,603)	(127,415)	31

Cash Flows From Investing Activities:
Acquisition of oil and gas leases	(12,684)	-	-
Acquisition of Intellectual Property	(130,520)	(130,520)	-
Purchase of software	(3,480)	-	-
Loans receivable	(263,521)	-	-
Proceeds from loans receivable	15,000	-	-
Net Cash (Used) by Investing Activities	(395,205)	(130,520)	-

Cash Flow From Financing Activities
Proceeds from common stock issuance	593,308	164,308	-
Proceeds received for stock not yet issued	40,000	-	-
Stock offering costs	(13,263)	-	-
Proceeds from notes payable	512,596	113,500	-
Repayment of notes payable	(78,766)	(19,837)	-
Net Cash Provided by Financing Activities	1,053,875	257,971	-

Net Increase (Decrease) in Cash	67	36	31

Cash at Beginning of Period	$-	$31	$-

Cash (Bank Indebtedness) at End of Period	$67	$67	$31

Supplemental Disclosures of Cash Flow Information:
Cash paid during the period for:
Interest	$-	$-	$-
Income taxes	$-	$-	$-

Supplemental Schedule of Noncash Investing and Financing Activities:
For the years ended December 31, 2012 and 2011:
Shares issued for services	$462,389	$13,788	$157,723
Shares issued on conversion of debt	$114,701	$-	$-
Shares issued to shareholders in exchange for free trading shares	$554,744	$-	$-
Subscriptions receivable	$(550,431)	$-	$-
Beneficial conversion feature on notes payable	$59,084	$-	$-

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

The Company has no tax positions at December 31, 2013 and 2012 for which the ultimate deductibility is highly certain but for which there is uncertainty about the timing of such deductibility.

The Company recognizes interest accrued related to unrecognized tax benefits in interest expense and penalties in operating expenses. During the years ended December 31, 2013 and 2012, the Company recognized no interest and penalties. The Company had no accruals for interest and penalties at December 31, 2013 and 2012. All tax years starting with 2008 are open for examination.

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

NOTE 3 – SOFTWARE

		Accumulated	Net Book Value
	Cost	Amortization	2013	2012

Software	$3,480	$3,480	$-	$-

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

NOTE 4 - NOTES PAYABLE - CONTINUED

A beneficial conversion feature of $53,334 has been recorded as a discount to the notes with an offset to additional paid in capital. The discount was amortized over the life of the notes. The remaining unamortized discount has been expensed as interest since the note was repaid.

The $25,000 and $18,828 ($20,000 CAD) promissory notes payable dated April 22, 2011 and March 31, 2011 respectively are unsecured and bear interest at 60% per annum or $2,500 and $2,002 ($2,000 CAD) respectively whichever is greater. The notes are due on demand and may be prepaid in whole or part without penalty. Accrued interest was

$ 71,575.63 at December 31, 2013.

The $ 4,707 ($5,000 CAD) promissory note payable dated September 12, 2011 is unsecured and bears interest at $ 505 ($500 CAD) up to September 16, 2011 and $ 47 ($50 CAD) per diem until all principal and interest is repaid. The note is due on demand and may be prepaid in whole or part without penalty. Accrued interest was $ 39,869 at December 31, 2013.

The $2,500 promissory note payable dated April 2, 2013 is unsecured, bears interest at 10% per annum and is due on demand. At December 31, 2013 accrued interest was $187.45.

The $100,000 promissory note payable dated June 30, 2013 is unsecured and is non-interest bearing.

The $1,000 promissory note payable dated July 23, 2013 is unsecured, bears interest at 10% per annum and is due on demand. At December 31, 2013 accrued interest was $44.53

An $8,700 promissory note payable dated January 17, 2013 to an individual whose shareholdings equal less than 10% in TransAct is unsecured, has a fixed interest component of $1,300. The owner of this note negotiated to change the terms of the note to that of a $10,000 convertible note payable effective Aug 21, 2013 is unsecured, bears interest at 12% per annum and is convertible into common stock of the company within the one year term of the loan at 75% of the closing price on the day the conversion is elected but no less than $.036. This note was subsequently converted and as such has been paid out in full.

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

NOTE 4 - NOTES PAYABLE – CONTINUED

A $10,000 convertible note payable effective Sep 6, 2013 to an individual whose shareholdings equal less than 10% in TransAct is unsecured, bears interest at 12% per annum and is convertible into common stock of the company within the one year term of the loan at 75% of the closing price on the day the conversion is elected but no less than $.04. At December 31, 2013 accrued interest was $381.37.

NOTE 5 – NOTES PAYABLE – RELATED PARTIES

a)

The $10,000 convertible promissory note payable to a company whose shareholders hold less than 10% in TransAct is unsecured, bears interest at 10% per annum and was due and payable on March 31, 2010. The payee had the option to convert the entire principal amount on or before April 29, 2009 into common shares of the Company based on a conversion rate of $.00345 per share. No interest was payable if the principal was converted to shares of the Company. The payee did not exercise its conversion option. The note is currently outstanding and in October 2010 the Company issued a check in the amount of $11,876 as payment in full of principal and interest which was returned un-cashed by the payee. The Company is currently in dispute regarding the expiration date of the conversion option in the agreement and the note remains in default. At December 31, 2013 accrued interest was $ 5189.07

b)

The $17,500 promissory note payable to a company whose shareholders hold less than 10% in TransAct is unsecured, bears interest at 10% per annum and is due on demand. This note is currently in default. At December 31, 2013 accrued interest was $ 8,304.97.

c)

Promissory notes payable totalling $84,277 to an officer and shareholder are secured by certain assets and equipment of the Company and  bear interest at 8% and 10% per annum and are due on demand. The Company made adjustments to the same officers Account Payable in order to reduce the notes payable and interest payable at December 31, 2013 to $54,439.45 and $0 respectively.

d)

A $3,000 convertible promissory note payable to a former officer is secured by certain assets and equipment of the Company and bore interest at 8% per annum through the due date in November 2010 and is currently in default and bearing interest at 60% the highest lawful rate. A beneficial conversion feature of $3,000 has been recorded as a discount to the note with an offset to additional paid in capital. The discount was fully amortized in 2010. At December 31, 2013 accrued interest was $ 6,340.

e)

A $22,030 promissory note payable dated February 24, 2011 to a former officer bears interest of $6,000 and was due on March 4, 2011. This note is accruing interest at $360 per day for every day after March 4, 2011 until the note is repaid in full. At December 31, 2013 accrued interest was $ 377,880.

f)

A $46,660 promissory note payable dated April 22, 2011 to a former officer bears interest at 1% per diem. A beneficial conversion feature of $2,750 was recorded as a discount to the notes with the offset to Additional Paid In Capital. In May 2011 the holder of the note converted $10,000 of principal into 750,000 shares of common stock and the discount was expensed to interest. The remaining balance of $36,660 is due on demand. At December 31, 2013 accrued interest was $ 363,742.

Accrued interest and late fees for the notes at December 31, 2013 and December 31, 2012 was $ 874,813 and $579,670 respectively.

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

The Company has no tax provisions at December 31, 2013 and 2012, for which the ultimate deductibility is highly certain but for which there is uncertainty about the timing of such deductibility.

The Company recognizes interest accrued related to unrecognized tax benefits in interest expense and penalties in operating expenses. During the periods ended December 31, 2013 and 2012, the Company recognized no interest and penalties. The Company had no accruals for interest and penalties at December 31, 2013 and December 31, 2012.

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

Net deferred tax assets (liabilities) consist of the following components as of December 31, 2013 and 2012:

		2013		2012

Deferred tax assets:	$		$
NOL Carryover		281,831		929,603
Related Party Accrual		-		-
Valuation allowance		(281,831)		(929,603)

Net deferred tax assets		$-		$-

The income tax provision differs from the amount of estimated income tax determined by applying the U.S. federal income tax rate to pretax income from continuing operations for the periods ended December 31, 2013 and 2012 due to the following:

	2013	2012

Book Loss (20% statutory rate)	$(56,366)	$(185,921)

Valuation allowance	56,366	185,921

Tax at effective rate	$-	$-

At December 31, 2013, the Company had net operating loss carry forwards of approximately $ 4,123,911 that may be offset against future taxable income from the year 2013 through 2033. No tax benefit has been reported in the December 31, 2013 or 2012 financial statements since the potential tax benefit is offset by a valuation allowance of the same amount.

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

NOTE 9 - RELATED PARTY TRANSACTIONS

Management Compensation -

The Company has also accrued executive compensation of $250,000 to the President of the Company for the year ended December 31, 2013 (See Note 11).

The Company has accrued executive compensation of $58,333 to the SVP Technology of the Company for the year to date period ended December 30, 2013 (See Note 10).

As part of the settlement agreement upon the resignation of the CFO of the Company at June 30, 2013 the company did not accrue the executive compensation for this quarter and reversed previously accrued compensation of $462,500 (See Note 10).

NOTE 10 - LOSS PER SHARE

The following data show the amounts used in computing loss per share for the periods presented:

	Year ended December, 31, 2013	Year ended December, 31, 2012

Loss from operations available to common shareholders (numerator)	$(281,831)	$(929,603)

Weighted average number of common shares outstanding during the period used in loss per share (denominator)	$29,106,324	$24,891,076

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

Loan Agreement-Pursuant to an Agreement on June 28th, 2012 that was extended to August 31, 2012 and then on Aug 30th, 2012 to November 15th, 2012, and is now extended to March 15, 2014; where originally on May 11, 2012 the Company arranged for 3,005,000 free trading shares to be placed as additional security for a $100,000 loan as a retainer for a financing of 100 million dollars. TransAct has a Memorandum of Understanding (MOU) to receive one third or 30 million dollars of this financing.

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