Form 10-Q
period 2014-03-31
TRANSACT ENERGY CORP
filed 2014-05-05
CIK 1383394

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

  X . QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2014.

or

      . TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of March 31, 2014:    44,759,823

PART I - FINANCIAL INFORMATION

ITEM 1.

FINANCIAL STATEMENTS

The accompanying financial statements have been prepared by the Company without audit.  In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at March 31, 2014 and 2013 and for the periods then ended have been made.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted.  It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s December 31, 2013 management prepared financial statements.  The results of operations for the periods ended March 31, 2014 and 2013 are not necessarily indicative of the operating results for the full year.

TRANSACT ENERGY CORP.

[A Development Stage Company]

INTERIM FINANCIAL STATEMENTS

MARCH 31, 2014

(Unaudited – Prepared by Management)

TRANSACT ENERGY CORP.

[A Development Stage Company]

INTERIM FINANCIAL STATEMENTS

TRANSACT ENERGY CORP.

(A Development Stage Company)

INTERIM BALANCE SHEETS

(Unaudited - Prepared by Management)

	March 31,	December 31,
	2014	2013
ASSETS

Current
Cash	$3,449	$67
Prepaid Expenses	85,525	85,525
Total Current Assets	88,974	85,592

Intellectual Property	130,520	130,520
Software ,net	-	-

	$219,494	216,112

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current
Bank indebtedness	$-	$-
Accounts payable	257,360	187,164
Accrued interest	947,408	873,558
Accrued interest - related party	1,176	-
Compensation payable	837,500	1,112,247
Notes payable - net of discount	259,362	251,226
Notes payable - Related parties, net of discount	54,439	54,440
Total Current Liabilities	2,357,245	2,478,635

Stockholders' Equity (Deficit)
Preferred stock, $.001 par value,
10,000,000 shares authorized no shares issued and outstanding	-	-
Common Stock, $.001 par value,
100,000,000 shares authorized
44,759,823 shares issued and outstanding	44,760	30,076
Capital in excess of par value	2,233,992	1,831,312
Subscriptions receivable	-	-
Deficit accumulated during the development stage	(4,416,503)	(4,123,911)

Total Stockholders' Equity (Deficit)	(2,137,751)	(2,262,523)

	$219,494	$216,112

The accompanying notes are an integral part of these financial statements.

TRANSACT ENERGY CORP.

(A Development Stage Company)

INTERIM STATEMENTS OF OPERATIONS

(Unaudited - Prepared by Management)

	Cumulative
	from inception	Three months	Three months
	March 15, 2006	ended	ended
	March 31,	March 31,	March 31,
	2014	2014	2013

REVENUE	$-	$-	$-

EXPENSES
General and administrative	2,974,954	213,969	128,049
Unsuccessful lease purchases	18,673	-	-

Total Expenses	2,993,627	213,969	128,049

LOSS BEFORE OTHER INCOME (EXPENSE)	(2,993,627)	(213,969)	(128,049)

Interest income	50,954	-	-
Interest expense	(1,196,536)	(78,623)	(79,720)
Gain on debt settlement	34,864	-	-
Loss on write off of investment in lease	(12,684)	-	-
Allowance for loss on loans receivable and related interest	(299,474)	-	-

LOSS FROM OPERATIONS
BEFORE INCOME TAXES	(4,416,503)	(292,592)	(207,769)

CURRENT TAX EXPENSE	-	-	-

DEFFRRED TAX EXPENSE	-	-	-

NET LOSS	$(4,416,503)	$(292,592)	$(207,769)

LOSS PER COMMON SHARE		$(0.01)	$(0.01)

The accompanying notes are an integral part of these financial statements.

TRANSACT ENERGY CORP.

(A Development Stage Company)

INTERIM STATEMENTS OF CASHFLOWS

(Unaudited - Prepared by Management)

	Cumulative
	from inception	Three months	Three months
	March 15, 2006 to	ended	ended
	March 31,	March 31,	March 31,
	2014	2014	2013

Cash Flow From Operating Activities:
Net loss for the period	$(4,416,503)	$(292,592)	$(207,769)
Adjustments to reconcile net loss to cash used by operating activities:
Stock issued for services	865,966	417,365	-
Stock issued for expenses	4,313	-	-
Debt issued for services	12,847	-	-
Amortization	3,480	-	-
Loss on write off of investment in lease	12,684	-	-
Allowance for interest receivable	50,954	-	-
Allowance for loans receivable	248,521	-	-
Interest expense from beneficial conversion feature on notes payable	124,548	-	-
Loss on stock subscriptions receivable	550,431	-	-
Gain on debt settlement	(34,864)	-	-
Change in assets and liabilities:		-	-
Decrease (Increase) in interest receivable	(50,954)	-	-
Decrease (Increase) in prepaid expenses	(85,525)	-	-
Increase (decrease) in accounts payable	255,742	68,578	83
Increase(decrease) in accounts payable - Related party	1,618	1,618	(6,167)
Increase in compensation payable	837,500	(274,747)	125,000
Increase in accrued interest	948,584	67,723	80,148
Net Cash (used) by Operating Activities	$(670,658)	$(12,055)	$(8,705)

Cash Flows From Investing Activities:
Acquisition of oil and gas leases	$(12,684)	$-	$-
Acquisition of Intellectual Property	(130,520)
Purchase of software	(3,480)	-	-
Loans receivable	(263,521)	-	-
Proceeds from loans receivable	15,000	-	-
Net Cash (Used) by Investing Activities	$(395,205)	$-	$-

Cash Flow From Financing Activities
Proceeds from common stock issuance	$593,308	$-	$-
Proceeds received for stock not yet issued	40,000	-	-
Stock offering costs	(13,263)	-	-
Proceeds from notes payable	521,356	8,760	8,700
Repayment of notes payable	(72,089)	6,677	-
Net Cash Provided by Financing Activities	$1,069,312	$15,437	$8,700

Net Increase (Decrease) in Cash	$3,449	$3,382	$(5)

Cash (Bank Indebtedness) at Beginning of Period	-	67	31

Cash at End of Period	$3,449	$3,449	$26

Supplemental Disclosures of Cash Flow Information:
Cash paid during the period for:
Interest	$-	$-	$-
Income taxes	$-	$-	$-

Supplemental Schedule of Noncash Investing and Financing Activities:
For the three month period ended March 31, 2014 and 2013:
Shares issued for services	$865,966	$417,365	$-
Shares issued on conversion of debt	114,701	-	-
Shares issued to shareholders in exchange		-	-
for free trading shares	554,744	-	-
Subscriptions receivable	(550,431)	-	-
Beneficial conversion feature on notes payable	59,084	-	-

The accompanying notes are an integral part of these financial statements.

TRANSACT ENERGY CORP.

[A Development Stage Company]

INTERIM FINANCIAL STATEMENTS

MARCH 31, 2014

(Unaudited – Prepared by Management)

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

Interim Condensed Financial Statements - The accompanying interim financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at March 31, 2014 and 2013 and for the periods then ended have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s December 31, 2013 unaudited financial statements. The results of operations for the periods ended March 31, 2014 and 2013 are not necessarily indicative of the operating results for the full year.

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

The Company has no tax positions at March 31, 2014 and 2013 for which the ultimate deductibility is highly certain but for which there is uncertainty about the timing of such deductibility.

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

The Company recognizes interest accrued related to unrecognized tax benefits in interest expense and penalties in operating expenses. During the years ended December 31, 2013 and 2012, the Company recognized no interest and penalties. The Company had no accruals for interest and penalties at March 31, 2014 and March 31, 2013. All tax years starting with 2008 are open for examination.

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

TRANSACT ENERGY CORP.

[A Development Stage Company]

INTERIM FINANCIAL STATEMENTS

MARCH 31, 2014

(Unaudited – Prepared by Management)

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

NOTE 3 – SOFTWARE

			Net Book Value
	Cost	Accumulated Amortization	March 31, 2014	December 31, 2013

Software	$3,480	$3,480	$0	$0

TRANSACT ENERGY CORP.

[A Development Stage Company]

INTERIM FINANCIAL STATEMENTS

MARCH 31, 2014

(Unaudited – Prepared by Management)

NOTE 4 – NOTES PAYABLE

The $10,000 convertible promissory note payable to a company whose shareholders hold less than 10% in TransAct is unsecured, bears interest at 10% per annum and was due and payable on March 31, 2010. The payee had the option to convert the entire principal amount on or before April 29, 2009 into common shares of the Company based on a conversion rate of $.00345 per share. No interest was payable if the principal was converted to shares of the Company. The payee did not exercise its conversion option. The note is currently outstanding and in October 2010 the Company issued a check in the amount of $11,876 as payment in full of principal and interest which was returned un-cashed by the payee. The Company is currently in dispute regarding the expiration date of the conversion option in the agreement and the note remains in default. At March 31, 2014 accrued interest was $ 5682.

The $17,500 promissory note payable to a company whose shareholders hold less than 10% in TransAct is unsecured, bears interest at 10% per annum and is due on demand. This note is currently in default. At March 31, 2014 accrued interest was $9,168.

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

The $25,000 and $18,093 ($20,000 CAD) promissory notes payable dated April 22, 2011 and March 31, 2011 respectively are unsecured and bear interest at 60% per annum or $2,500 and $2,002 ($2,000 CAD) respectively whichever is greater. The notes are due on demand and may be prepaid in whole or part without penalty. Accrued interest was

$98,870 at March 31, 2014.

The $ 4523 ($5,000 CAD) promissory note payable dated September 12, 2011 is unsecured and bears interest at $ 505 ($500 CAD) up to September 16, 2011 and $ 50 ($50 CAD) per diem until all principal and interest is repaid. The note is due on demand and may be prepaid in whole or part without penalty. Accrued interest was $ 46,850 at March 31, 2014.

The $2,500 promissory note payable dated April 2, 2013 is unsecured, bears interest at 10% per annum and is due on demand. At March 31, 2013 accrued interest was $250.

The $100,000 promissory note payable dated June 30, 2013 is unsecured and is non-interest bearing.

The $1,000 promissory note payable dated July 23, 2013 is unsecured, bears interest at 10% per annum and is due on demand. At December 31, 2013 accrued interest was $69.73.

TRANSACT ENERGY CORP.

[A Development Stage Company]

INTERIM FINANCIAL STATEMENTS

MARCH 31, 2014

(Unaudited – Prepared by Management)

NOTE 4 – NOTES PAYABLE – CONTINUED

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

A $10,000 convertible note payable effective Sep 6, 2013 to an individual whose shareholdings equal less than 10% in TransAct is unsecured, bears interest at 12% per annum and is convertible into common stock of the company within the one year term of the loan at 75% of the closing price on the day the conversion is elected but no less than $.04. At March 31, 2014 accrued interest was $677.

A $22,030 promissory note payable dated February 24, 2011 to a former officer (more than 6 months ago) bears interest of $6,000 and was due on March 4, 2011. This note is accruing interest at $360 per day for every day after March 4, 2011 until the note is repaid in full. At March 31, 2014 accrued interest was $ 442,680.

A $46,660 promissory note payable dated April 22, 2011 to a former officer (more than 6 months ago) bears interest at 1% per diem. A beneficial conversion feature of $2,750 was recorded as a discount to the notes with the offset to Additional Paid In Capital. In May 2011 the holder of the note converted $10,000 of principal into 750,000 shares of common stock and the discount was expensed to interest. The remaining balance of $36,660 is due on demand. At March 31, 2013 accrued interest was $ 429,730.

A $3,000 convertible promissory note payable to a former officer (more than 6 months ago) is secured by certain assets and equipment of the Company and bore interest at 8% per annum through the due date in November 2010 and is currently in default and bearing interest at 60% the highest lawful rate. A beneficial conversion feature of $3,000 has been recorded as a discount to the note with an offset to additional paid in capital. The discount was fully amortized in 2010. At March 31, 2014 accrued interest was $7,227.

NOTE 5 – NOTES PAYABLE – RELATED PARTIES

Promissory notes payable after being reduced at the end of Dec 2013 total $54,439 to an officer and shareholder are secured by certain assets and equipment of the Company and bear interest at 8% and 10% per annum and are due on demand. At March 31, 2014 accrued interest was $1,176.

Accrued interest and late fees for the notes at March 31, 2014 and December 31, 2012 was $ 948,584 and $874,813 respectively.

NOTE 6 – CAPITAL STOCK

Preferred Stock - The Company has authorized 10,000,000 shares of preferred stock, $.001 par value, with such rights, preferences and designations and to be issued in such series as determined by the Board of Directors. No shares are issued and outstanding at March 31, 2014 and December 31, 2013.

TRANSACT ENERGY CORP.

[A Development Stage Company]

INTERIM FINANCIAL STATEMENTS

MARCH 31, 2014

(Unaudited – Prepared by Management)

NOTE 6 – CAPITAL STOCK – CONTINUED

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

In March 2014 the Company authorized the issuance of 450,000 common shares for compensation services at a value of $.041 per share.

In March 2014 the Company authorized the issuance of 14,210,235 common shares for $397,887 of compensation payable.

TRANSACT ENERGY CORP.

[A Development Stage Company]

INTERIM FINANCIAL STATEMENTS

MARCH 31, 2014

(Unaudited – Prepared by Management)

NOTE 7 – GOING CONCERN

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

NOTE 8 – RELATED PARTY TRANSACTIONS

Management Compensation – The Company has accrued executive compensation of $62,500 to the President of the Company for the period ended March 31, 2014 (See Note 10).

The Company has accrued executive compensation of $25,000 to the SVP Technology of the Company for the year to date period ended March 31, 2014 (See Note 10).

NOTE 9 – LOSS PER SHARE

The following data show the amounts used in computing loss per share for the periods presented:

	Three months ended March 31,	Three months ended March 31,
	2014	2013
Loss available to common shareholders(numerator)	$(292,592)	$(207,769)
Weighted average number of common shares outstanding during the period used in loss per share (denominator)	$32,063,833	$26,668,952

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

TRANSACT ENERGY CORP.

[A Development Stage Company]

INTERIM FINANCIAL STATEMENTS

MARCH 31, 2014

(Unaudited – Prepared by Management)

NOTE 10 – COMMITMENTS AND CONTINGENCIES – CONTINUED

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

Administration agreement – The agreement for administration services paid a salary of $ 42,038 ($42,000 CAD) per annum which was terminated on December 31, 2011. At March 31, 2013 $57,268 is included in compensation payable on the balance sheet. The accruals and interest for this agreement were settled by the issuance of stock in March 2014.

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

TRANSACT ENERGY CORP.

[A Development Stage Company]

INTERIM FINANCIAL STATEMENTS

MARCH 31, 2014

(Unaudited – Prepared by Management)

NOTE 10 – COMMITMENTS AND CONTINGENCIES – CONTINUED

Financing Agreement- Pursuant to an agreement dated April 27, 2011 the Company agreed to issue a $3,000,000 convertible promissory note payable to a company whose shareholders hold less than 10% in TransAct. The convertible note is unsecured, bears interest at 8 % per annum and is due and payable on April 16, 2013. The note may be repaid by the Company in whole or part without penalty. The holder has the option to convert all or a portion of the entire principal amount on or before April 16, 2013 into a unit consisting of one common share of the Company at $ .40 per share and one warrant to purchase an additional share at $ .80 per share. To date the note has not been funded, however the Company was awarded a court order by the Cypriot courts which was never fulfilled. Given the economic conditions in Cyprus including the state of the banks the Company considers this matter null and void and does not intend on pursuing it any further.

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

Loan Agreement-Pursuant to an Agreement on June 28th, 2012 that was extended to August 31, 2012 and then on Aug 30th, 2012 to November 15th, 2012, and is now extended to May 15, 2014; where originally on May 11, 2012 the Company arranged for 3,005,000 free trading shares to be placed as additional security for a $100,000 loan as a retainer for a financing of 100 million dollars. TransAct has a Memorandum of Understanding (MOU) to receive one third or 30 million dollars of this financing.

If these shares are used to repay the loan TransAct will have to issue the shares used plus 10% additional shares to the contributing shareholders and expense whatever shares used as financing costs.

NOTE 11 – SUBSEQUENT EVENTS

The company raised an additional fifteen thousand dollars under a convertible note on April 23, 2014. The company received notice of conversion on April 29th, 2014 for the convertible note; the conversion rate is five cents ($0.05).

The company received notice of conversion on April 5th, 2014 for a convertible note of four thousand two hundred and sixty dollars; the conversion rate is five cents ($0.05).

The company received notice of conversion on April 8th, 2014 for a convertible note of five thousand dollars; the conversion rate is five cents ($0.05).

On January 30, 2014 the Company entered a conditional Share Purchase Agreement for a new company to be formed that will build, own and operate a zero emissions waste optimization plant in Puebla, Mexico. The Agreement is not material until a Phase One Engineering Review is conducted on the proposed plant. The future partner of this Agreement, Puebla Waste Consortium has provided the first three-hundred thousand dollars of their planned equity contribution on May 1st, 2014 in order to complete the engineering review.

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

The first quarter of 2014 we finalized a conditional share purchase agreement with a newly formed Puebla Waste Consortium (“PWC”) to develop two, Zero Emissions Waste Optimization PlantsTM (Z.E.W.O.P. TM) in Puebla, Mexico capable of processing over 1800 metric tons per day. The plants will cost approximately one hundred and twenty five million dollars each. In principal PWC would deliver 30% of the money required to build the plants, long term (10 years or more) binding contracts on the Puebla Municipal Solid Waste, the permits/permissions required to operate the plants and off-take agreements on any of the products produced from the plant that come under national prevue. TransAct will secure the balance of funding through third party financing and oversee the development and operation of the same. To date PWC have obtained the support of the Municipality of Puebla, the State of Puebla and the Federal Government. The municipality has authorized the use of Fichtner Engineering as a credible third party to vet the technology in the form of a Phase 1 Engineering Review and PWC has provided the funds for the review. TransAct has third party lenders interested to proceed subject to overall security of the financing, the validity of the feedstock and off-take agreements.

PLAN OF OPERATION

Puebla is our opportunity to demonstrate to Mexico and the World a municipal scale solution to managing waste without emissions and land filling. Through the second quarter of 2014 we will complete the Phase 1 engineering review for the plants in Puebla. Into the third quarter, provided the municipality is satisfied with the results of the study we will proceed to finalizing the acquisition of two sites for Z.E.W.O.P. TM and feedstock agreements from the City of Puebla. With that done we can proceed to final design for construction, tendering and procurement. We will look to establish manufacturing of our proprietary reactors in Mexico in order to supply the demand for both Mexico and the USA. Throughout this period we will be looking to secure long-term off-take agreements for the Puebla Z.E.W.O.P. TM products subject to establishing an opening date. When these elements are complete we can then finalize the balance of the capital required through financing in discussion.

We have continued to work with several groups of financiers in regards to our plants in the United Kingdom. One group in particular we have negotiated a term sheet with, which has now been incorporated into a mandate letter. We anticipate being able to finalize this mandate letter through the second quarter. The mandate is subject to a variety of due diligence and as such is not material until all conditions are met. We will work throughout the second quarter to satisfy the mandates letters conditions and create a material financing agreement that will fund the construction of two plants in the United Kingdom.

Our efforts in Brazil have generated multiple opportunities for Z.E.W.O.P. TM and the capital required developing the same. We intend on continuing to work these opportunities in order to secure a foothold in these markets.

Besides finding capital for individual projects, until such time as the first revenues from operations come in, our corporate operations will continue to be funded by raising money through private placements or public offerings. We anticipate bringing on an expanded management team to oversee our operational growth throughout this year and plan on raising additional capital as required.

SUBSEQUENT EVENTS

The company raised an additional fifteen thousand dollars under a convertible note on April 23, 2014. The company received notice of conversion on April 29th, 2014 for the convertible note; the conversion rate is five cents ($0.05).

The company received notice of conversion on April 5th, 2014 for a convertible note of four thousand two hundred and sixty dollars; the conversion rate is five cents ($0.05).

The company received notice of conversion on April 8th, 2014 for a convertible note of five thousand dollars; the conversion rate is five cents ($0.05).

The Puebla Waste Consortium provided the first three-hundred thousand dollars of their planned equity contribution on May 1st, 2014.

RESULTS OF OPERATIONS

Results of Operations for the Three Months Ended March 31, 2014 Compared to the Three Months Ended March 31, 2013

Up to the period ended March 31, 2014, the Company worked diligently on its business and maintaining its reporting status with the SEC. However due to finances we were forced to file our 2013 Annual Report without auditors review.

We did not generate any revenue from January 1, 2014 to March 31, 2014 as was the same for the three month period in 2013. For the three months ended March 31, 2014 our general and administrative expenses were $213,969 compared to $128,049 for the same period in 2013. Expenses consisted primarily of management fees and legal expenses of $103,476 resulting from Patent work.  Management compensation was $106,978 for the three month period ending March 31, 2014 and was $125,000 for the period ending March 31, 2013. Interest Expense for the three months ending March 31, 2014 was $78,623 compared to $79,720 for the same period in 2013. As a result, we have reported a net loss before taxes of ($292,592) for the Three Months ended March 31, 2014 compared to a loss of ($207,769) for the same period last year.

Stock-Based Compensation Costs

There was $19,478 stock based compensation for the period ended March 31, 2014 and 0 for 2013. Any shares issued are a part of our executive compensation plan, and are issued to obtain, retain and motivate our directors, executives and employees.

LIQUIDITY AND CAPITAL RESOURCES

As of March 31, 2014 other than recording a prepaid expense of $85,525 and $3,449 cash on hand we have no current assets. Our current liabilities consist of accounts payable in the amount of $257,360, accrued interest of $975,584, compensation payable of $837,500 and Notes payable, net of any discount of $313,801.

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rules 13a-15(e) and 15d-15(e) promulgated under the Exchange Act. Based on this evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were effective at a reasonable assurance level as of March 31, 2014, the end of the period covered by this report.

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

ITEM 2.

UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

There have been sales of Company securities during the three months ended March 31, 2014. The sales consisted of an offer from the BOD dated Mar 5, 2014 to convert, Three Hundred and Ninety-Seven Thousand Eight hundred and Eighty-six dollars and sixty cents ($397,886.60) of compensation and interest payable into stock of the company for $0.028 per share on March 26, 2014.

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

Date: May 5, 2014

By: /s/ Rod Bartlett

Rod Bartlett

President,

Chief Executive Officer