Form 10-Q
period 2014-06-30
TRANSACT ENERGY CORP
filed 2014-07-28
CIK 1383394

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

  X .QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2014.

OR

      .TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of June 30, 2014: 45,434,183

PART I - FINANCIAL INFORMATION

ITEM 1.

FINANCIAL STATEMENTS

The accompanying financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at June 31, 2014 and 2013 and for the periods then ended have been made. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s December 31, 2013 management prepared financial statements. The results of operations for the periods ended June 30an, 2014 and 2013 are not necessarily indicative of the operating results for the full year.

FINANCIAL STATEMENTS

TRANSACT ENERGY CORP.

[A Development Stage Company]

INTERIM FINANCIAL STATEMENTS

JUNE 30, 2014

(Unaudited – Prepared by Management)

TRANSACT ENERGY CORP.

(A Development Stage Company)

INTERIM BALANCE SHEETS

(Unaudited - Prepared by Management)

	June 30,	December 31,
	2014	2013
ASSETS

Current
Cash	$102,155	$67
Prepaid Expenses	106,525	85,525
Total Current Assets	208,680	85,592
Capital Assets	1,714	-
Intellectual Property	130,520	130,520
Software ,net	-	-

	$340,914	$216,112

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current
Bank indebtedness	$-	$-
Accounts payable	248,038	187,164
Accrued interest	1,025,477	873,558
Accrued interest - related party	827	-
Compensation payable	908,334	1,112,247
Notes payable - net of discount	265,401	251,226
Notes payable - Related parties, net of discount	36,047	54,440
Project Deposits	134,086	-
Total Current Liabilities	2,618,210	2,478,635

Stockholders' Equity (Deficit)
Preferred stock, $.001 par value,
10,000,000 shares authorized no shares issued and outstanding		-
Common Stock, $.001 par value,
100,000,000 shares authorized
45,434,183 shares issued and outstanding	45,434	30,076
Capital in excess of par value	2,267,036	1,831,312
Subscriptions receivable	-	-
Deficit accumulated during the development stage	(4,589,766)	(4,123,911)

Total Stockholders' Equity (Deficit)	(2,277,296)	(2,262,523)

	$340,914	$216,112

The accompanying notes are an integral part of these financial statements.

TRANSACT ENERGY CORP.

(A Development Stage Company)

INTERIM STATEMENTS OF OPERATIONS

(Unaudited - Prepared by Management)

	Cumulative
	from inception	Three months	Six months	Three months	Six months
	March 15, 2006	ended	ended	ended	ended
	June 30,	June 30,	June 30,	June 30,	June 30,
	2014	2014	2014	2013	2013

REVENUE	$-	$-	$-	$-	$-

EXPENSES
General and administrative	3,068,668	93,714	309,634	(370,078)	(242,350)
Unsuccessful lease purchases	18,673	-	-	-	-

Total Expenses	3,087,341	93,714	309,634	(370,078)	(242,350)

LOSS BEFORE OTHER INCOME (EXPENSE)	(3,087,341)	(93,714)	(309,634)	370,078	242,350

Interest income	50,954	-	-	-	-
Interest expense	(1,276,085)	(79,549)	(158,439)	(80,598)	(160,318)
Gain on debt settlement	34,864	-	-	-	-
Loss on write off of investment in lease	(12,684)	-	-	-	-
Allowance for loss on loans receivable and related interest	(299,474)	-	-	-	-

EARNINGS/LOSS FROM OPERATIONS
BEFORE INCOME TAXES	(4,589,766)	(173,263)	(468,073)	289,480	82,032

CURRENT TAX EXPENSE	-	-	-	-	-

DEFFRRED TAX EXPENSE	-	-	-	-	-

NET LOSS	$(4,589,766)	$(173,263)	$(468,073)	$289,480	$82,032

EARNING/LOSS PER COMMON SHARE		$(0.005)	$($0.012)	$0.01	$$0.003

The accompanying notes are an integral part of these financial statements.

TRANSACT ENERGY CORP.

(A Development Stage Company)

INTERIM STATEMENTS OF OPERATIONS

(Unaudited - Prepared by Management)

	Cumulative
	from inception
	March 15, 2006 to	Six months ended	Six months ended
	June 30,	June 30,	June 30,
	2014	2014	2013

Cash Flow From Operating Activities:
Net Gain/loss for the period	$(4,589,766)	$(465,855)	$82,032
Adjustments to reconcile net loss to cash used by
operating activities:
Stock issued for services	875,966	427,365	13,788
Stock issued for expenses	4,313	-	-
Debt issued for services	12,847	-	-
Amortization	3,480	-	-
Loss on write off of investment in lease	12,684	-	-
Allowance for interest receivable	50,954	-	-
Allowance for loans receivable	248,521	-	-
Interest expense from beneficial conversion		-	-
feature on notes payable	124,548	-	-
Loss on stock subscriptions receivable	550,431	-	-
Gain on debt settlement	(34,864)	-	-
Change in assets and liabilities:		-	-
Decrease (Increase) in interest receivable	(50,954)	-	-
Decrease (Increase) in prepaid expenses	$(106,525)	$(21,000)	$-
Increase (decrease) in accounts payable	248,038	60,874	5,104
Increase in compensation payable	908,334	(203,913)	(362,275)
Increase in accrued interest	1,025,477	145,442	150,117
Net Cash (used) by Operating Activities	(716,516)	(57,087)	(111,234)

Cash Flows From Investing Activities:
Acquisition of oil and gas leases	(12,684)	-	-
Acquisition of Intellectual Property	(130,520)	-	(130,250)
Purchase of Equipment	(1,714)	1,714
Purchase of software	(3,480)	-	-
Loans receivable	(263,521)	-	-
Proceeds from loans receivable	15,000	-	-
Net Cash (Used) by Investing Activities	(396,919)	1,714	(130,250)

Cash Flow From Financing Activities
Proceeds from common stock issuance	627,026	33,718	130,250
Proceeds received for stock not yet issued	40,000	-	-
Stock offering costs	(13,263)	-	-
Proceeds from notes payable	661,482	148,886	111,200
Repayment of notes payable	(99,655)	(25,143)	-
Net Cash Provided by Financing Activities	1,215,590	157,461	241,450

The accompanying notes are an integral part of these financial statements.

Net Increase (Decrease) in Cash	102,155	102,088	(34)

Cash (Bank Indebtedness) at Beginning of Period	-	67	31

Cash at End of Period	$102,155	$102,155	$(3)

Supplemental Disclosures of Cash Flow Information:
Cash paid during the period for:
Interest	$-	$-	$-
Income taxes	$-	$-	$-

Supplemental Schedule of Noncash Investing and Financing Activities:
For the three month period ended June 30, 2013 and 2012:
Shares issued for services	875,966	465,855	13,788
Shares issued on conversion of debt	138,419	23,718	-
Shares issued for acquisition	130,250	-	130,250
Shares issued to shareholders in exchange
for free trading shares	554,744	-	-
Subscriptions receivable	(550,431)	-	-
Beneficial conversion feature on notes payable	59,084	-	-

TRANSACT ENERGY CORP.

[A Development Stage Company]

NOTES TO INTERIM FINANCIAL STATEMENTS

JUNE 30, 2014

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

Interim Condensed Financial Statements - The accompanying interim financial statements have been prepared by the Company without audit.  In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at  June 30, 2014 and 2013 and for the periods then ended have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted.  It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s December 31, 2013 unaudited financial statements.  The results of operations for the periods ended June 30, 2014 and 2013 are not necessarily indicative of the operating results for the full year.

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

The Company has no tax positions at June 30, 2014 and 2013 for which the ultimate deductibility is highly certain but for which there is uncertainty about the timing of such deductibility.

The Company recognizes interest accrued related to unrecognized tax benefits in interest expense and penalties in operating expenses. During the years ended December 31, 2013 and 2012, the Company recognized no interest and penalties. The Company had no accruals for interest and penalties at June 30, 2014 and June 30, 2013. All tax years starting with 2008 are open for examination.

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

JUNE 30, 2014

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

NOTE 3 - SOFTWARE

			Net book Value
	Cost	Accumulated Amortization	June 30, 2014	December 31, 2013

Software	$3,480	$3,480	$-	$-

TRANSACT ENERGY CORP.

[A Development Stage Company]

NOTES TO INTERIM FINANCIAL STATEMENTS

JUNE 30, 2014

(Unaudited – Prepared By Management)

NOTE 4 – NOTES PAYABLE

The $10,000 convertible promissory note payable to a company whose shareholders hold less than 10% in TransAct is unsecured, bears interest at 10% per annum and was due and payable on March 31, 2010. The payee had the option to convert the entire principal amount on or before April 29, 2009 into common shares of the Company based on a conversion rate of $.00345 per share. No interest was payable if the principal was converted to shares of the Company. The payee did not exercise its conversion option. The note is currently outstanding and in October 2010 the Company issued a check in the amount of $11,876 as payment in full of principal and interest which was returned un-cashed by the payee. The Company is currently in dispute regarding the expiration date of the conversion option in the agreement and the note remains in default. At June 30, 2014 accrued interest was $ 5932.

The $17,500 promissory note payable to a company whose shareholders hold less than 10% in TransAct is unsecured, bears interest at 10% per annum and is due on demand. This note is currently in default. At June 30, 2014 accrued interest was $9,605.

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

The $25,000 and $18,093 ($20,000 CAD) promissory notes payable dated April 22, 2011 and March 31, 2011 respectively are unsecured and bear interest at 60% per annum or $2,500 and $2,002 ($2,000 CAD) respectively whichever is greater. The notes are due on demand and may be prepaid in whole or part without penalty. Accrued interest was

$ 103,272 at June 30, 2014.

The $ 4523 ($5,000 CAD) promissory note payable dated September 12, 2011 is unsecured and bears interest at $ 505 ($500 CAD) up to September 16, 2011 and $ 50 ($50 CAD) per diem until all principal and interest is repaid. The note is due on demand and may be prepaid in whole or part without penalty. Accrued interest was $ 48,331 at June 30, 2014.

The $2,500 promissory note payable dated April 2, 2013 is unsecured, bears interest at 10% per annum and is due on demand. At June 30, 2014 accrued interest was $274.

The $100,000 promissory note payable dated June 30, 2013 is unsecured and is non-interest bearing.

TRANSACT ENERGY CORP.

[A Development Stage Company]

NOTES TO INTERIM FINANCIAL STATEMENTS

JUNE 30, 2014

(Unaudited – Prepared By Management)

NOTE 4 - NOTES PAYABLE – CONTINUED

The $1,000 promissory note payable dated July 23, 2013 is unsecured, bears interest at 10% per annum and is due on demand. It was paid out on May 6, 2014.  At June 30, 2014 accrued interest was $80.

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

A $10,000 convertible note payable effective Sep 6, 2013 to an individual whose shareholdings equal less than 10% in TransAct is unsecured, bears interest at 12% per annum and is convertible into common stock of the company within the one year term of the loan at 75% of the closing price on the day the conversion is elected but no less than $.04. At June 30, 2014 accrued interest was $977.

A $22,030 promissory note payable dated February 24, 2011 to a former officer (more than 6 months ago) bears interest of $6,000 and was due on March 4, 2011. This note is accruing interest at $360 per day for every day after March 4, 2011 until the note is repaid in full. At June 30, 2014 accrued interest was $ 475,440.

A $46,660 promissory note payable dated April 22, 2011 to a former officer (more than 6 months ago) bears interest at 1% per diem. A beneficial conversion feature of $2,750 was recorded as a discount to the notes with the offset to Additional Paid In Capital. In May 2011 the holder of the note converted $10,000 of principal into 750,000 shares of common stock and the discount was expensed to interest. The remaining balance of $36,660 is due on demand. At June 30, 2014 accrued interest was $ 463,391.

A $3,000 convertible promissory note payable to a former officer (more than 6 months ago) is secured by certain assets and equipment of the Company and bore interest at 8% per annum through the due date in November 2010 and is currently in default and bearing interest at 60% the highest lawful rate. A beneficial conversion feature of $3,000 has been recorded as a discount to the note with an offset to additional paid in capital. The discount was fully amortized in 2010. At June 30, 2014 accrued interest was $7,677.

NOTE 5 – NOTES PAYABLE – RELATED PARTIES

Promissory notes payable after being reduced up to and including the end of June 2014 total $36,047 to an officer and shareholder are secured by certain assets and equipment of the Company and  bear interest at 8% and 10% per annum and are due on demand. At June 30, 2014 accrued interest was $827.

Accrued interest and late fees for the notes at June 30, 2014 and December 31, 2013 was $ 1,026,304 and $873,558 respectively.

TRANSACT ENERGY CORP.

[A Development Stage Company]

NOTES TO INTERIM FINANCIAL STATEMENTS

JUNE 30, 2014

(Unaudited – Prepared By Management)

NOTE 6 - CAPITAL STOCK

Preferred Stock - The Company has authorized 10,000,000 shares of preferred stock, $.001 par value, with such rights, preferences and designations and to be issued in such series as determined by the Board of Directors. No shares are issued and outstanding at June 30, 2014 and December 31, 2013.

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

JUNE 30, 2014

(Unaudited – Prepared By Management)

NOTE 6 - CAPITAL STOCK - CONTINUED

In March 2014 the Company authorized the issuance of 450,000 common shares for compensation services at a value of $.041 per share.

In March 2014 the Company authorized the issuance of 14,210,235 common shares for $397,887 of compensation payable.

In April 2014 the Company authorized the issuance of 200,000 common shares for compensation services at a value of $.05 per share.

In April 2014 the Company authorized the issuance of 474,360 common shares pursuant to a convertible option of notes payable totaling $23,718 at $.05 per share.

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

NOTE 8 - RELATED PARTY TRANSACTIONS

Management Compensation – The Company has accrued executive compensation of $62,500 to the President of the Company for the period ended June 30, 2014 (See Note 10).

The Company has accrued executive compensation of $25,000 to the SVP Technology of the Company for the year to date period ended June 30, 2014 (See Note 10).

NOTE 9 - LOSS PER SHARE

	Three months ended
	June 30,	June 30,
	2014	2013
Loss available to common shareholders (numerator)	$(173,263)	$(289,480)

Weighted average number of common shares outstanding during the period used in loss per share (denominator)	$38,009,541	27,477,008

Dilutive loss per share was not presented; as the Company had no common equivalent shares for all periods presented that would affect the computation of diluted loss per share.

TRANSACT ENERGY CORP.

[A Development Stage Company]

NOTES TO INTERIM FINANCIAL STATEMENTS

JUNE 30, 2014

(Unaudited – Prepared By Management)

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

JUNE 30, 2014

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

Consulting Agreement-On May 3, 2012 the company entered into an agreement whereby 3,015,000 free trading shares are to be issued in exchange for a $20,000 advance to TransAct and the settlement of any and all obligations given to the parties of the agreement. These shares are intended to be sold to cover their costs including the advances and any balance of these shares not used in settlement would be used to raise capital and split evenly between the parties. The portion that goes to the consulting company will be expensed as consulting fees. In order to facilitate the terms of this agreement the Company by way of special resolution identified certain shareholders of the Company that had sufficient unrestricted common shares and agreed to replace the unrestricted shares with restricted common shares plus an incentive of an additional 10% of bonus shares. In May 30, 2012 the Company issued 3,316,500 common shares, including 301,500 bonus shares, valued at $.036 per share. In June 2014 the company returned the original $20,000.

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

NOTE 11 – SUBSEQUENT EVENTS

The company raised an additional ten thousand dollars under a convertible note on September 6, 2013. The company received notice of conversion on July 24th, 2014 for the convertible note; the conversion rate is four and a half cents ($0.045).

The company received notice of conversion on July 11th, 2014 for a convertible note of eighteen thousand dollars; the conversion rate is five cents ($0.06).

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

The first quarter of 2014 we finalized a conditional share purchase agreement with a newly formed Puebla Waste Consortium (“PWC”) to develop two, Zero Emissions Waste Optimization PlantsTM (Z.E.W.O.P. TM) in Puebla, Mexico capable of processing over 1800 metric tons per day. The plants will cost approximately one hundred and twenty five million dollars each. In principal PWC would deliver 30% of the money required to build the plants, long term (10 years or more) binding contracts on the Puebla Municipal Solid Waste, the permits/permissions required to operate the plants and off-take agreements on any of the products produced from the plant that come under national prevue. TransAct will secure the balance of funding through third party financing and oversee the development and operation of the same. To date PWC have obtained the support of the Municipality of Puebla, the State of Puebla and the Federal Government. The municipality has authorized the use of Fichtner Engineering as a credible third party to vet the technology in the form of a Phase 1 Engineering Review and PWC has provided the funds for the review. TransAct has third party lenders representing they are interested to proceed subject to overall security of the financing, the validity of the feedstock and off-take agreements.

The second quarter of 2014 included the site selection process in Puebla, MX where two sites were identified and one secured under contract. A legal survey for boundaries and elevations has been completed on the first Puebla site. The Phase one engineering review (FEED study) was initiated with Fichtner Consulting Engineers through a kickoff meeting in their Manchester offices. The study is expected to wrap up in the third quarter of 2014. Initial efforts were made throughout the quarter to identify the suppliers of the various components that will be utilized in the Puebla Z.E.W.O.P. PWC initiated dialogue with several key buyers for the products that will come out of the Puebla Z.E.W.O.P. with favorable results subject to confirming delivery schedules, volumes and specifications.

Besides the Puebla Z.E.W.O.P. preparations we continued to work with financiers out of Europe, Brazil and the USA and have made headway in all three areas to secure funding for plants subsequent to the launch of Puebla. We also continued with the corporate planning preparing to establish subsidiaries for Europe, Brazil and Mexico. TransAct continued its recruiting drive seeking and interviewing new executive talent for Europe, Brazil and Mexico.

PLAN OF OPERATION

Puebla is our opportunity to demonstrate to Mexico and the World a municipal scale solution to managing waste without emissions and land filling. Through the third quarter of 2014 we will complete the Phase 1 engineering review for the plants in Puebla. Provided the municipality is satisfied with the results of the study we will proceed to finalizing the acquisition of two sites for Z.E.W.O.P. TM and feedstock agreements from the City of Puebla. With that done we can proceed to final design for construction, tendering and procurement. We will look to establish manufacturing of our proprietary reactors in Mexico in order to supply the demand for both Mexico and the USA. Throughout this period we will finalize long-term off-take agreements for the Puebla Z.E.W.O.P. TM products subject to establishing an opening date. These elements are expected to be completed in the third quarter leading then to finalizing the balance of the capital required through financing.

We have continued to work with several groups of financiers in regards to our plants in the United Kingdom. One group in particular we have negotiated a term sheet with, which has now been incorporated into a mandate letter. We anticipate being able to finalize this mandate letter through the third quarter as the negotiations in this regard were completed in the second quarter. The mandate is subject to a variety of due diligence and as such is not material until all conditions are met. We will work throughout the third quarter to satisfy the mandates letters conditions and create a material financing agreement that will fund the construction of two plants in the United Kingdom.

Our efforts in Brazil have generated multiple opportunities for Z.E.W.O.P. TM and the capital required to develop the same. We intend on continuing to work these opportunities in order to secure a foothold in these markets and have scheduled visits in both Rio de Janeiro and San Paulo in September. The meetings are with parties that have control over vast quantities of waste and desire to meet the no-landfill legislation imposed for 2016.

Besides finding capital for individual projects, until such time as the first revenues from operations come in, our corporate operations will continue to be funded by raising money through private placements or public offerings. We anticipate bringing on an expanded management team to oversee our operational growth throughout this year and plan on raising additional capital as required.

SUBSEQUENT EVENTS

The company raised an additional ten thousand dollars under a convertible note on September 6, 2013. The company received notice of conversion on July 24th, 2014 for the convertible note; the conversion rate is four and a half cents ($0.045).

The company received notice of conversion on July 11th, 2014 for a convertible note of eighteen thousand dollars; the conversion rate is five cents ($0.06).

RESULTS OF OPERATIONS

Results of Operations for the Three Months Ended June 30, 2014 Compared to the Three Months Ended June 30, 2013

Up to the period ended June 30, 2014, the Company worked diligently on its business and maintaining its reporting status with the SEC. However due to finances we were forced to file our 2013 Annual Report without auditors review.

We did not generate any revenue from April 1, 2014 to June 30, 2014 as was the same for the three month period in 2013. For the three months ended June 30, 2014 our general and administrative expenses were $93,714 compared to ($370,078) for the same period in 2013. Expenses consisted primarily of compensation, consulting and travel expenses of $81,684. Management compensation was $58,336.25 for the three month period ending June 30, 2014 and was $386,667 for the period ending June 30, 2013. Interest Expense for the three months ending June 30, 2014 was $79,549 compared to $80,598 for the same period in 2013. As a result, we have reported a net loss before taxes of ($173263) for the Three Months ended June 30, 2014 compared to a gain of ($289,480) for the same period last year.

Stock-Based Compensation Costs

There was $10,000 stock based compensation for the period ended June 30, 2014 and 0 for 2013. The board of directors elected to convert $397,887 of Compensation Payable to common stock which was issued during the period. Any shares issued are a part of our executive compensation plan, and are issued to obtain, retain and motivate our directors, executives and employees.

LIQUIDITY AND CAPITAL RESOURCES

As of June 30, 2014 other than recording a prepaid expense of $106,525 and $102,156 cash on hand we have no current assets. Our current liabilities consist of accounts payable in the amount of $248,038, accrued interest of $1,025,477, compensation payable of $908,334, Notes payable, net of any discount of $01,448 and the Project Deposit we have for Puebla of $134,086.

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

The Company will need to raise significant capital (several million dollars) over the next year, some of which may need to be done by way of selling equity in the Company. Depending on the market price and the terms that can be negotiated this will result in the dilution of current shareholders of the Company’s stock.

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

ITEM 2.

UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

There have been sales of Company securities during the three months ended June 30, 2014. The sales consisted of an offer from the BOD dated Mar 5, 2014 to convert, Three Hundred and Ninety-Seven Thousand Eight hundred and Eighty-six dollars and sixty cents ($397,886.60) of compensation and interest payable into stock of the company for $0.028 per share on March 26, 2014.

Further, lenders have elected during the quarter to convert $23, 718 of their principal amounts outstanding under notes into common stock at $0.05 per share these proceeds have been used in the general and administrative costs of the company. These conversions also grant them a warrant in the same amount at 75% of the market price or $0.05 whichever is higher.

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

Date: July 24, 2014

By: /s/ Rod Bartlett

Rod Bartlett

President,

Chief Executive Officer