Form 10-Q
period 2014-09-30
TRANSACT ENERGY CORP
filed 2014-10-28
CIK 1383394

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

  X .

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2014.

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of September 30, 2014: 47,263,426

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

The accompanying financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at September 30, 2014 and 2013 and for the periods then ended have been made. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s December 31, 2013 management prepared financial statements. The results of operations for the periods ended September 30, 2014 and 2013 are not necessarily indicative of the operating results for the full year.

TRANSACT ENERGY CORP.

[A Development Stage Company]

INTERIM FINANCIAL STATEMENTS

SEPTEMBER 30, 2014

______________

(Unaudited – Prepared by Management)

TRANSACT ENERGY CORP.

(A Development Stage Company)

INTERIM BALANCE SHEETS

(Unaudited - Prepared by Management)

	September 30,	December 31,
	2014	2013
ASSETS
Current
Cash	$29,826	$67
Prepaid Expenses	108,764	85,525
Total Current Assets	138,590	85,592
Capital Assets	1,714	−
Intellectual Property	130,520	130,520
Software ,net	−	−
	$270,824	$216,112

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current
Bank indebtedness	$ −	$ −
Accounts payable	245,473	187,164
Accrued interest	1,104,448	873,558
Accrued interest - related party	694	−
Compensation payable	970,834	1,112,247
Notes payable - net of discount	238,298	251,226
Notes payable - Related parties, net of discount	18,830	54,440
Project Deposits	27,511	−
Total Current Liabilities	2,606,088	2,478,635

Stockholders' Equity (Deficit)
Preferred stock, $.001 par value, 10,000,000 shares authorized no shares issued and outstanding	−	−
Common Stock, $.001 par value, 100,000,000 shares authorized 47,263,426 shares issued and outstanding	47,263	30,076
Capital in excess of par value	2,337,213	1,831,312
Subscriptions receivable	−	−
Deficit accumulated during the development stage	(4,719,740)	(4,123,911)

Total Stockholders' Equity (Deficit)	(2,335,264)	(2,262,523)

	$270,824	$216,112

The accompanying notes are an integral part of these financial statements.

TRANSACT ENERGY CORP.

(A Development Stage Company)

INTERIM STATEMENT OF OPERATIONS

(Unaudited - Prepared by Management)

	Cumulative from inception March 15, 2006 September 30, 2014 ($)	Three months ended September 30, 2014 ($)	Nine months ended September 30, 2014 ($)	Three months ended September 30, 2013 ($)	Nine months ended September 30, 2013 ($)

REVENUE	−	−	−	−	−

EXPENSES
General and administrative	3,118,977	88,905	398,539	93,980	(148,370)
Unsuccessful lease purchases	18,673	−	−	−	−

Total Expenses	3,137,650	88,905	398,539	93,980	(148,370)

LOSS BEFORE OTHER INCOME (EXPENSE)	(3,137,650)	(88,905)	(398,539)	(93,980)	148,370

Interest income	50,954	−	−	−	−
Interest expense	(1,355,750)	(79,665)	(238,104)	(82,589)	(242,907)
Gain on debt settlement	34,864	−	−	−	−
Loss on write off of investment in lease	(12,684)	−	−	−	−
Allowance for loss on loans receivable and related interest	(299,474)	−	−	−	−

LOSS FROM OPERATIONS BEFORE INCOME TAXES	(4,719,740)	(168,570)	(636,643)	(176,569)	(94,537)

CURRENT TAX EXPENSE	−	−	−	−	−

DEFFRRED TAX EXPENSE	−	−	−	−	−

NET LOSS	(4,719,740)	(168,570)	(636,643)	(176,569)	(94,537)

LOSS PER COMMON SHARE		(0.005)	(0.018)	(0.01)	(0.00)

The accompanying notes are an integral part of these financial statements.

TRANSACT ENERGY CORP.

(A Development Stage Company)

INTERIM STATEMENTS OF CASH FLOWS

(Unaudited - Prepared by Management)

	from inception March 15, 2006 to September 30, 2014	Nine months ended September 30, 2014	Nine months ended September 30, 2013

Cash Flow From Operating Activities:
Net loss for the period	$(4,719,740)	$(636,643)		$(94,537)
Adjustments to reconcile net loss to cash used by operating activities:
Stock issued for services	875,966	427,365		13,788
Stock issued for expenses	4,313	−		−
Debt issued for services	12,847	−		−
Amortization	3,480	−		−
Loss on write off of investment in lease	12,684	−		−
Allowance for interest receivable	50,954	−		−
Allowance for loans receivable	248,521	−		−
Interest expense from beneficial conversion feature on notes payable	124,548	−		−
Loss on stock subscriptions receivable	550,431	−		−
Gain on debt settlement	(34,864)	−		−
Change in assets and liabilities:	−	−		−
Decrease (Increase) in interest receivable	(50,954)	−		−
Decrease (Increase) in prepaid expenses	$(108,764)	$(23,239)	$	−
Increase (decrease) in accounts payable	245,473	60,931		(6,337)
Increase in compensation payable	970,834	(138,744)		(274,775)
Increase in accrued interest	1,104,448	234,447		231,342
Net Cash (used) by Operating Activities	(709,823)	(75,883)		(130,519)

Cash Flows From Investing Activities:
Acquisition of oil and gas leases	(12,684)	−		−
Acquisition of Intellectual Property	(130,520)	−		(130,250)
	(1,714)	1,714		−
Purchase of software	(3,480)	−		−
Loans receivable	(263,521)	−		−
Proceeds from loans receivable	15,000	−		−
Net Cash (Used) by Investing Activities	(396,919)	1,714		(130,250)

Cash Flow From Financing Activities
Proceeds from common stock issuance	729,871	136,563		150,250
Proceeds received for stock not yet issued	40,000	−		−
Stock offering costs	(13,263)	−		−
Proceeds from notes payable	661,482	−		131,200
Repayment of notes payable	(281,522)	(32,635)		(17,700)
Net Cash Provided by Financing Activities	1,136,568	103,928		263,750

Net Increase (Decrease) in Cash		29,826		29,759		2,981

Cash (Bank Indebtedness) at Beginning of Period	$	−		$67		$(3)

Cash at End of Period		$29,826		$29,826		$2,978

Supplemental Disclosures of Cash Flow Information:
Cash paid during the period for:
Interest	$	−	$	−	$	−
Income taxes	$	−	$	−	$	−

Supplemental Schedule of Noncash Investing and Financing Activities:
For the three month period ended September 30, 2012 and 2011:
Shares issued for services		$875,966		$465,855		$13,788
Shares issued on conversion of debt		$729,871		$136,563		$555,556
Shares issued for acquisition		$130,250	$	−		$130,250
Shares issued to shareholders in exchange for free trading shares		554,744		−		−
Subscriptions receivable		(550,431)		−		−
Beneficial conversion feature on notes payable		59,084		−		−

The accompanying notes are an integral part of these financial statements.

TRANSACT ENERGY CORP.

[A Development Stage Company]

NOTES TO INTERIM FINANCIAL STATEMENTS

SEPTEMBER 30, 2014

(Unaudited – Prepared By Management)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization - TransAct Energy Corp. (“the Company”) was organized under the laws of the State of Nevada on March 15, 2006. The Company is in the business of developing and managing alternative/sustainable energy sources globally primarily using waste. The Company has not generated revenues and is considered a development stage company as defined in Accounting Standards Codification (“ASC”) Topic No. 915. The Company has, at the present time, not paid any dividends and any dividends that may be paid in the future will depend upon the financial requirements of the Company and other relevant factors.

Interim Condensed Financial Statements - The accompanying interim financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at September 30, 2014 and 2013 and for the periods then ended have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s December 31, 2013 unaudited financial statements. The results of operations for the periods ended September 30, 2014 and 2013 are not necessarily indicative of the operating results for the full year.

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

The Company has no tax positions at September 30, 2014 and 2013 for which the ultimate deductibility is highly certain but for which there is uncertainty about the timing of such deductibility.

The Company recognizes interest accrued related to unrecognized tax benefits in interest expense and penalties in operating expenses. During the years ended December 31, 2013 and 2012, the Company recognized no interest and penalties. The Company had no accruals for interest and penalties at September 30, 2014 and September 30, 2013. All tax years starting with 2008 are open for examination.

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

SEPTEMBER 30, 2014

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

NOTE 3 – SOFTWARE

	Accumulated	Net Book Value		September 30,		December 31,
	Cost	Amortization		2014		2013

Software	$3,480	$3,480	$	−	$	−

TRANSACT ENERGY CORP.

[A Development Stage Company]

NOTES TO INTERIM FINANCIAL STATEMENTS

SEPTEMBER 30, 2014

(Unaudited – Prepared By Management)

NOTE 4 – NOTES PAYABLE

The $17,500 promissory note payable to a company whose shareholders hold less than 10% in TransAct is unsecured, bears interest at 10% per annum and is due on demand. This note is currently in default. At September 30, 2014 accrued interest was $10,046.

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

The $25,000 and $18,093 ($20,000 CAD) promissory notes payable dated April 22, 2011 and March 31, 2011 respectively are unsecured and bear interest at 60% per annum or $2,500 and $2,002 ($2,000 CAD) respectively whichever is greater. The notes are due on demand and may be prepaid in whole or part without penalty. Accrued interest was $107,988 at September 30, 2014.

The $ 4523 ($5,000 CAD) promissory note payable dated September 12, 2011 is unsecured and bears interest at $ 505 ($500 CAD) up to September 16, 2011 and $ 50 ($50 CAD) per diem until all principal and interest is repaid. The note is due on demand and may be prepaid in whole or part without penalty. Accrued interest was $ 50,114 at September 30, 2014.

The $2,500 promissory note payable dated April 2, 2013 is unsecured, bears interest at 10% per annum and is due on demand. At September 30, 2014 accrued interest was unchanged at $274. The principal was repaid May 6, 2014

The $100,000 promissory note payable dated June 30, 2013 is unsecured and is non-interest bearing.

The $1,000 promissory note payable dated July 23, 2013 is unsecured, bears interest at 10% per annum and is due on demand. It was paid out on May 6, 2014. At September 30, 2014 accrued interest was unchanged at $80.

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

SEPTEMBER 30, 2014

(Unaudited – Prepared By Management)

NOTE 4 – NOTES PAYABLE (CONTINUED)

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

A $10,000 convertible note payable effective Sep 6, 2013 to an individual whose shareholdings equal less than 10% in TransAct is unsecured, bears interest at 12% per annum and is convertible into common stock of the company within the one year term of the loan at 75% of the closing price on the day the conversion is elected but no less than $.04. This note was subsequently converted and as such has been paid out in full. Interest was repaid to July 24, 2014 and was $1045.

A $22,030 promissory note payable dated February 24, 2011 to a former officer (more than 6 months ago) bears interest of $6,000 and was due on March 4, 2011. This note is accruing interest at $360 per day for every day after March 4, 2011 until the note is repaid in full. At September 30, 2014 accrued interest was $ 508,560.

A $46,660 promissory note payable dated April 22, 2011 to a former officer (more than 6 months ago) bears interest at 1% per diem. A beneficial conversion feature of $2,750 was recorded as a discount to the notes with the offset to Additional Paid In Capital. In May 2011 the holder of the note converted $10,000 of principal into 750,000 shares of common stock and the discount was expensed to interest. The remaining balance of $36,660 is due on demand. At September 30, 2014 accrued interest was $ 497,421.

A $3,000 convertible promissory note payable to a former officer (more than 6 months ago) is secured by certain assets and equipment of the Company and bore interest at 8% per annum through the due date in November 2010 and is currently in default and bearing interest at 60% the highest lawful rate. A beneficial conversion feature of $3,000 has been recorded as a discount to the note with an offset to additional paid in capital. The discount was fully amortized in 2010. At September 30, 2014 accrued interest was $8,131.

NOTE 5 – NOTES PAYABLE – RELATED PARTIES

Promissory notes payable after being reduced up to and including the end of September 2014 total $18,830 to an officer and shareholder are secured by certain assets and equipment of the Company and bear interest at 8% and 10% per annum and are due on demand. At September 30, 2014 accrued interest was $2,697 but paid down to $694.

Accrued interest and late fees for the notes at September 30, 2014 and December 31, 2013 was $ 1,105,142 and $873,558 respectively.

NOTE 6 – CAPITAL STOCK

Preferred Stock - The Company has authorized 10,000,000 shares of preferred stock, $.001 par value, with such rights, preferences and designations and to be issued in such series as determined by the Board of Directors. No shares are issued and outstanding at September 30, 2014 and December 31, 2013.

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

SEPTEMBER 30, 2014

(Unaudited – Prepared By Management)

NOTE 6 - CAPITAL STOCK (CONTINUED)

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

TRANSACT ENERGY CORP.

[A Development Stage Company]

NOTES TO INTERIM FINANCIAL STATEMENTS

SEPTEMBER 30, 2014

(Unaudited – Prepared By Management)

NOTE 6 - CAPITAL STOCK (CONTINUED)

In August 2014 the Company authorized the issuance of 221,778 common shares pursuant to a convertible option of notes payable totaling $9,980 at $.045 per share.

In August 2014 the Company authorized the issuance of 300,000 common shares pursuant to a convertible option of notes payable totaling $18,000 at $.06 per share.

In September 2014 the Company authorized the issuance of 665,780 common shares pursuant to a convertible option of notes payable totaling $39,975 at $.06 per share.

In September 2014 the Company authorized the issuance of 641,715 common shares pursuant to a convertible option of notes payable totaling $44,920 at $.07 per share.

See Note 10 regarding a subscription agreement dated September 27, 2014

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

NOTE 8 – RELATED PARTY TRANSACTIONS

Management Compensation – The Company has accrued executive compensation of $187,500 to the President of the Company for the year to date period ended September 30, 2014 (See Note 10).

The Company has paid executive compensation of $75,000 to the SVP Technology of the Company for the year to date period ended September 30, 2014 (See Note 10).

$54,164 of Management Compensation has been allocated against the Project Deposit of Puebla, MX.

TRANSACT ENERGY CORP.

[A Development Stage Company]

NOTES TO INTERIM FINANCIAL STATEMENTS

SEPTEMBER 30, 2014

(Unaudited – Prepared By Management)

NOTE 9 – LOSS PER SHARE

The following data show the amounts used in computing loss per share for the periods presented:

	Three months	Nine months	Three months	Nine months
	ended	ended	ended	ended
	September 30,	September 30,	September 30,	September 30,
	2014	2014	2013	2013

Loss available to common shareholders (numerator)	$(168,570)	$(636,643)	$(176,569)	$(94,537)

Weighted average number of common shares outstanding during the period used in loss per share (denominator)	47,263,426	36,282,845	30,074,508	28,237,110

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

SEPTEMBER 30, 2014

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

TRANSACT ENERGY CORP.

[A Development Stage Company]

NOTES TO INTERIM FINANCIAL STATEMENTS

SEPTEMBER 30, 2014

(Unaudited – Prepared By Management)

NOTE 10 – COMMITMENTS AND CONTINGENCIES (CONTINUED)

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

Consulting Agreement-On August 20th, 2014 the company entered into an Engineering Services Agreement to facilitate the design/build of the proprietary reactors for the Puebla, MX Zero Emissions Waste Optimization Plant. The estimated cost of the contract is $450,000 over the next 12 months, out of pocket resimbursements, cost plus 10% on all material and outside labor and a stock bonus of 150,000 common shares upon completion of the scope of work. To date the company has paid $18,082.

Subscription Agreement- Pursuant to an Agreement on September 27th, 2014 the company agreed to sell restricted securities of the Company in the form of common stock upon receipt of three tranches of capital equaling $1,200,000 each. The common stock is to be sold for $0.50 for the first tranche of 2,400,000 shares and is due in the week of September 28, 2014, $1.00 for the second tranche of 1,200,000 shares and is due in the week of March 1, 2015, $1.50 for the third tranche of 800,000 shares due in August 2nd, 2015. To date the first tranche has not been paid in.

NOTE 11 – SUBSEQUENT EVENTS

The company raised an additional fifty thousand five hundred and forty five dollars ($50,545) under an offshore restricted securities agreement dated October 15, 2013 providing a share price of $0.22 for 229,750 restricted common shares.

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

Third quarter 2014, we continued with the Fichtner FEED study, concluding the heat and mass balance portion a critical step in accounting for the 1320 tons of MSW to be processed through each Z.E.W.O.P. TM . Fichtner has proceeded to equipment layouts, line drawings, CAPEX/OPEX budgets and are working to conclude the report in November. Because of the specialized nature of many of the Z.E.W.O.P. TM components we have initiated some of the equipment procurement in advance of concluding the F.E.E.D. study. As a result we entered a design/supply agreement for our proprietary reactors with a specialized engineering firm in Australia (see attached).

The heat and mass balance provided us with more accurate estimates of the volumes of the products we will produce allowing us to launch our pre-sales efforts in Mexico throughout the quarter. As a result we have serious interest from several substantial buyers and expect to conclude long-term sales contracts going forward.

The Company formed subsidiary corporations in Ireland and Mexico. In Ireland we established the wholly owned subsidiary “TransAct Energy Global Ltd”, this company will in turn wholly own each national subsidiary. The first national subsidiary of TransAct Global is “TransAct Energy Mexico” which will own a majority shareholding of each holding company that owns a Z.E.W.O.P. TM like “Puebla ZEWOP 1”.

During the third quarter TransAct set out to raise corporate operating capital for the next fourteen months, budgeted at $3.6 Million. We successfully contracted the same through Solo Investments of Brazil. Solo is the same company building an independent investment fund to finance the construction of multiple Z.E.W.O.P. TM ‘s in Brazil.

PLAN OF OPERATION

Puebla is our opportunity to demonstrate to Mexico and the World a municipal scale solution to managing waste without emissions and land filling. Through the fourth quarter of 2014 we will complete the Phase 1 engineering review for the plants in Puebla. Provided the municipality is satisfied with the results of the study we will proceed to finalizing the acquisition of two sites for Z.E.W.O.P. TM and feedstock agreements from the City of Puebla. With that done we can proceed to final design for construction, tendering and procurement. We will look to establish manufacturing of our proprietary reactors in Mexico in order to supply the demand for both Mexico and the USA. Throughout this period we will finalize long-term off-take agreements for the Puebla Z.E.W.O.P. TM products subject to establishing an opening date. These elements are expected to be completed in the fourth quarter leading then to finalizing the balance of the capital required through financing.

We have continued to work with several groups of financiers in regards to our plants in the United Kingdom. One group in particular we have negotiated a term sheet with, which has now been incorporated into a mandate letter. We anticipate being able to finalize this mandate letter through the fourth quarter as the negotiations in this regard were completed in the second quarter. The mandate is subject to a variety of due diligence and as such is not material until all conditions are met. We will work throughout the fourth quarter to satisfy the mandates letters conditions and create a material financing agreement that will fund the construction of two plants in the United Kingdom.

Our efforts in Brazil have generated multiple opportunities for Z.E.W.O.P. TM and the capital required developing the same. We intend on continuing to work these opportunities in order to secure a foothold in these markets and have scheduled visits in both Rio de Janeiro and San Paulo in December. The meetings are with parties that have control over vast quantities of waste and desire to meet the no-landfill legislation imposed for 2016.

Besides finding capital for individual projects, until such time as the first revenues from operations come in, our corporate operations will continue to be funded by raising money through private placements or public offerings. We anticipate bringing on an expanded management team to oversee our operational growth throughout this year and plan on raising additional capital as required.

SUBSEQUENT EVENTS

The first tranche of $1.2 Million was due in our bank the first week of October; however Solo Investments requested an extension of three weeks to conclude liquidating assets for the required capital.

The company raised an additional fifty thousand five hundred and forty five dollars ($50,545 USD) under an Offshore Restricted Securities Subscription Agreement dated October 15, 2014.

RESULTS OF OPERATIONS

Results of Operations for the Three Months Ended September 30, 2014 Compared to the Three Months Ended September 30, 2013

Up to the period ended September 30, 2014, the Company worked diligently on its business and maintaining its reporting status with the SEC. However due to finances we were forced to file our 2013 Annual Report without auditors review.

We did not generate any revenue from July 1, 2014 to September 30, 2014 as was the same for the three month period in 2013. For the three months ended September 30, 2014 our general and administrative expenses were $88,905 compared to $93,980 for the same period in 2013. Expenses consisted primarily of compensation and travel expenses of $80,684. Management compensation was $62,500 for the three month period ending September 30, 2014 and was $87,500 for the period ending September 30, 2013. Interest Expense for the three months ending September 30, 2014 was $79,665 compared to $82,589 for the same period in 2013. As a result, we have reported a net loss before taxes of ($168,570) for the Three Months ended September 30, 2014 compared to a loss of ($176,569) for the same period last year.

Stock-Based Compensation Costs

There was $0 stock based compensation for the period ended September 30, 2014 and 0 for 2013. Any shares issued are a part of our executive compensation plan, and are issued to obtain, retain and motivate our directors, executives and employees.

LIQUIDITY AND CAPITAL RESOURCES

As of September 30, 2014 our current assets are $138,590made up of prepaid expenses of $106,525 and $29,826 cash on hand. Our current liabilities consist of accounts payable in the amount of $245,473, accrued interest of $1,105,142, compensation payable of $970,834, Notes payable, net of any discount of $257,128 and the Project Deposit we have remaining for Puebla of $27,511.

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

As per our previous note herein and previously filed 8K the Company raised $3.6 Million in capital to cover the next fourteen months to expected cash flow from our Z.E.W.O.P. TM in Puebla. This will result in further dilution of 4.4 Million shares.

There is no guarantee the Company will not need to raise further significant capital over the next year, some of which may need to be done by way of selling equity in the Company. Depending on the market price and the terms that can be negotiated this will result in the dilution of current shareholders of the Company’s stock.

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rules 13a-15(e) and 15d-15(e) promulgated under the Exchange Act. Based on this evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were effective at a reasonable assurance level as of September 30, 2014, the end of the period covered by this report.

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

Terra Energy Corp. who’s President Chris van Vliet is a shareholder of TransAct through his legal counsel Palkowski & Company threatened in October 2010 to take legal action against TransAct Energy Corp. in regards to a $10,000 convertible promissory note. Terra Energy demanded conversion of the note to which TransAct Energy decided under the terms of the note they were not entitled to and instead issued them a cheque for payment in full which was promptly refused by Terra Energy. Since this time their legal counsel Mr. Robert J. Palkowski is no longer practising law and no further action has been taken. Terra Energy has verbally represented that they will only be satisfied with an issuance of common stock as demanded. We have had a legal review of the note in question and will defend the Company vigorously from any further claim.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

There have been sales of Company securities during the three months ended September 30, 2014. The sale consisted of an Offshore Restricted Securities Agreement dated September 27, 2014 providing for Three Million Six Hundred Thousand dollars ($3,600,000.00) in three equal tranches to be paid to TransAct for the issuance of restricted common stock of the company for $0.50, $1.00 and $1.50 respectively. Upon receipt these funds will be used to compensate additional staff, retire payables and secure our day to day operations.

Further, lenders have elected during the quarter to convert $112,845 of their principal amounts outstanding under notes into common stock at $0.045 through to $0.07 per share these proceeds have been used in the general and administrative costs of the company. These conversions also grant them a warrant in the same amount at 75% of the market price or $0.04 through $0.07 whichever is higher.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None

ITEM 4. REMOVED AND RESERVED

None.

ITEM 5. OTHER INFORMATION.

None

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

(a)

Exhibits

Copies of the following documents are included as exhibits to this report pursuant to Item 601 of Regulation S-K.

Exhibit No.	Title of Document	Location
10	Engineering Services Agreement (Redacted)	Attached
31.1	Certification of the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Attached
31.2	Certification of the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Attached
32.1	Certification of the Principal Executive Officer pursuant to U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*	Attached
32.2	Certification of the Principal Financial Officer pursuant to U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*	Attached

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

Date: October 28, 2014

By:

/s/ Rod Bartlett

Rod Bartlett

President,

Chief Executive Officer