Form 10-K
period 2014-12-31
TRANSACT ENERGY CORP
filed 2015-02-25
CIK 1383394

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

(Mark One)

FORM 10-K

 X . ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2014

or

     . TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________ to _____________

Commission file number 333-139746

TRANSACT ENERGY CORP.

(Exact name of registrant as specified in its charter)

Nevada	98-0515445
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

Suite 207 - 23705 IH 10 West, San Antonio, TX, 78257 United States

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).      . Yes  X . No

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter. On June 30th, 2014 the aggregate market value of the voting stock of Transact Energy Corp. held by non-affiliates of the registrant was $ $2,277,007.13

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date: As of December 31, 2014 we had issued and outstanding 47,867,097shares common stock, $.001 par value

APPLICABLE ONLY TO REGISTRANTS INVOLVED IN BANKRUPTCY

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

The Company's current corporate structure results from the issuance of founding shares equal to nine million four hundred thousand (9,400,000), an initial public offering (IPO) of one million one hundred and two thousand shares (1,102,000) at twenty-five cents ($0.25), the acquisition of a technology asset of two million six hundred thousand shares (2,600,000) and thirty-four million seven hundred and sixty-five thousand, and ninety-seven (34,765,097) shares for operations (including consulting, management and debt settlement).

The Company was originally formed to manage energy related assets and has changed its scope to sustainable energy development. The Company incorporates new technologies to provide sustainable/green energy sources and power production. It has now focused completely on “waste optimization” converting municipal waste streams 100% into useable products without emissions.

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

Throughout 2014 TransAct worked to finalize the engineering review and agreements necessary to develop the first Zero Emissions Waste Optimization PlantsTM (Z.E.W.O.P. TM) in Puebla, Mexico. The plant under design is capable of processing 1320 metric tons per day of Municipal Solid Waste (“MSW”) and is estimated to cost approximately three hundred million dollars. In late November Fichtner Consulting Engineers reported they believed the Z.E.W.O.P. TM was able to process the MSW 100% into useable products without emissions. The Fichtner report provided TransAct the opportunity to submit the Waste Supply Agreement to the Municipality of Puebla, prepare off-take agreements for interested buyers of the Z.E.W.O.P. TM products and formalize the share purchase agreement with the Puebla Waste Consortium (“PWC”).  PWC intends on providing 30% of the capital required to build the Z.E.W.O.P. TM , while TransAct negotiates third party lenders for the remaining 70% of the cost through debt instruments.

Because of the specialized nature of many of the Z.E.W.O.P. TM components we initiated some of the equipment procurement As a result we entered a design/supply agreement for our proprietary reactors with a specialized engineering firm in Australia.

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

During the year as per a directors resolution TransAct set out to raise corporate operating capital for the next fourteen months, budgeted at $3.6 Million. TransAct contracted the same through Solo Investments of Brazil. Solo is the same company building an independent investment fund to finance the construction of multiple Z.E.W.O.P. TM‘s in Brazil. To date Solo has not released these funds, but intends to in the first quarter of 2015. Although energy products (fuels) are part of the product matrix of the Z.E.W.O.P. TM TransAct’s focus through 2014 broadened from Waste to Energy to Waste Optimization.

Business Strategy

Puebla is our opportunity to demonstrate to Mexico and the World a municipal scale solution to managing waste without emissions and land filling. All efforts throughout the first quarter of 2015 will be directed to breaking ground in Puebla. TransAct intends on finalizing the Waste Supply Agreement, our partnership with PWC, securing 75-80% of our product sales under off-take agreements and completing the engineering review of our selected site for the plant in Puebla. These agreements completed should lead to the financing commitment we have been seeking for the $200 Million (+/-) debt portion of the Puebla ZEWOP 1. In the second quarter we should be in a position to complete the Puebla Z.E.W.O.P. TM building/plant design and permit/permission application process. Simultaneously we intend to award an EPC contract and its related subcontracts. TransAct hopes to establish manufacturing of our proprietary reactors in Mexico in order to supply the demand for both Mexico and the USA.  Subject to our funding draw down schedule and the permit/permission process we intend on constructing the Z.E.W.O.P. TM buildings in the third quarter. Provided all equipment manufacturers can supply their components we intend on assembling the plant by the end of the year and initiating commissioning early 2016.

Once TransAct is confident the development of the Puebla ZEWOP 1 is well underway it will proceed with the scheduling and planning of additional plants. These will include the second Puebla Z.E.W.O.P. TM and our first European Z.E.W.O.P. TM.

South America, including Brazil and now Argentina has generated multiple opportunities for Z.E.W.O.P. TM and the capital required developing those opportunities. We intend on continuing to work these opportunities in order to secure a foothold in these markets.

Although we have been approached to build in the United States we feel the market is best approached when the Puebla ZEWOP 1 is fully operational in order to garner EPA and individual state support. This will insure a smoother entry into the US market, having said that once we break ground we will make sure major municipalities throughout the US and Canada are aware of our process so we get on the technology review lists.

Besides finding capital for individual projects, until such time as the first revenues from operations come in, our corporate operations will continue to be funded by raising money through private placements or public offerings. We anticipate bringing on an expanded management team to oversee our operational growth throughout this year and plan on raising additional capital as required. The first $3.6 Million of this budgeted capital should come in the first quarter of 2015.

Markets and Customers

The markets for “waste optimization”, the complete processing of waste into useable products/commodities without emissions or land-filling are global. Countries around the world are adopting standards that will reduce green house gas emissions and are promoting better use of resources, ultimately seeking freedom from foreign petroleum. The TransAct Z.E.W.O.P. TM provides these markets with an emissions free solution utilizing their waste and turning it into products, including fuels that can be used in these domestic markets.

We currently have discussions and or contract negotiations with entities in Argentina, Brazil, Canada, China, Europe, Mexico and USA. Europe is the most advanced market with legislation in place targeting zero landfills, zero emissions within a few short years. The current Z.E.W.O.P. TM design for mass production has a plant size processing capacity of approximately 1320 tonnes per day of raw municipal solid waste (based on 2 Kgs per day per person, approximately 660,000 people in North America slightly less in Europe).

Our target service customers are corporations or municipalities with municipal solid waste, plastic, tires or medical waste as these are the most profitable waste streams. However we can process any carbon based waste stream including sewage and agricultural.

Our target Z.E.W.O.P. TM product customers are current manufacturers of fuels for airlines, shipping companies, bus companies, trucking companies or fuel retailers requiring direct blend green fuels to meet legislated targets.  The EU 20/20 legislation started on January 1st of this year it requires a 20% green fuel blend by 2020. It creates customers needing a green fuel that can blend with existing refined fuels. Any airplane or ship landing in the EU will need 15% of its fuel to be green starting this year we anticipate being able to use our fuels going forward in this capacity upon EU certification.

Our customers include friction product manufacturers (brake pads, clutch plates, sanding disks) and wood product manufacturers (plywood, particle board, OSB etc) that utilize phenol resins in their manufacturing process.  We target manufacturers of biodegradable plastics and pharmaceuticals for our Levoglucosan.  Tire and rubber manufacturers, lithographers and printers requiring high quality carbon black are customers. Waxes for the cosmetic industry, paraffin waxes for a variety of other uses including candles, along with high grade lubricating oils are Z.E.W.O.P. TM products. We produce fertilizers for the agricultural industry, a brick mix for the construction industry, a variety of reclaimed metals, and purified (distilled) water. Acetic acid and furfural are manufactured for industrial chemical manufacturers. We have a diverse mix of products and potential customers.

Employees

At December 31, 2014, the Company has a combined CEO/CFO and a SVP Technology under contract with everyone else required by the company being fulfilled by consultants on a demand basis. Going forward we have pending agreements for a COO, SVP Business Development, VP Operations South America, VP Operations Mexico & Central America, VP Operations Europe and a VP Operations USA.

As the company ramps up the Z.E.W.O.P. TM in Puebla, Mexico it anticipates bringing on 50 employees in this subsidiary.

The Company did not experience any labour disputes or labour stoppages during the current fiscal year.

Principal Products

The Company’s principal products are carbon black, phenol resins and Levoglucosan making up approximately 70% of our proposed revenue. Waxes account for another 15% while fuels represent 6%.

Sources and Availability of Raw Materials

The raw material for the Z.E.W.O.P. TM is municipal solid waste (MSW) better known as trash or garbage. Garbage is readily available in every municipality on the planet with only a modest percentage committed to reprocessing, the majority is land-filled or incinerated. Alternatives to MSW include medical waste, agricultural waste, and carbon based industrial waste.

Seasonality of Business

Waste from human activities is generated 365 days a year with slight seasonal variations occurring in MSW. Our facilities are designed to run every day of the year.

Industry Practices/Needs for Working Capital

The Company is heavily involved in development operations; therefore high levels of working capital will be committed, either directly or indirectly to the construction efforts. After a Z.E.W.O.P. TM becomes commercially operational, the needs of working capital are expected to be low. The Company is expecting to be significantly involved in development activities for the next 5 to 10 years.

Dependence on Few Customers

The waste being supplied to each Z.E.W.O.P. TM comes from hundreds of thousands of residence of a city; however the contract is awarded by one customer, the city in question. Heavy dependency on one customer for the feedstock is mitigated by the form of agreement, long-term and guaranteed provided we stay operational.

Ultimately, the market for our products is vast; however, the numbers of entities that can physically, logistically and economically purchase the commodity in large quantities in our area of operations are limited. The Company’s primary revenues should originate from carbon black (30%+) and phenol resin (27%+) sales. Currently, the Company has interest in these products and others from three multi-national corporations. Again, the only mitigation from the risk of only a few customers is their credit-worthiness, a guaranteed long term contract, with no out, unless we do not perform.

We do have the alternative of building up a multitude of small order customers over time.

Competitive Conditions

The interest in the waste to energy sector has continued to grow as have the amounts of garbage.  Every government on the planet is faced with these growing amounts of garbage and the mandate to use it as a resource rather than bury or burn it.  The demand for sustainable energy continues to increase almost everywhere on the planet at the same time. Climate changes affect the demand for heating and cooling and the lack of rain in certain areas impacts on the ability to produce hydro-electricity. Political instability or the threat there of, in oil producing regions sends countries that have petroleum based economies scrambling for alternatives. Economic instability impacts on many countries abilities to import energy causing them to look within their own borders for energy that provides autonomy.  Finally the pressure is on all nations to look at and change the environmental impact of their waste.

Each product we produce is made by reprocessing waste that we are paid to receive, making the resulting product “green” and cheaper. Our production process has no emissions or environmental impact compared to competitive products that come from crude oil and natural gas. Because our raw material is garbage we are not subjected to market fluctuations and can consistently maintain our cost of goods compared to our competitors. The finished products are produced at much lower costs than our competitors giving us a natural advantage going forward.

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

Availability of resources, upfront capital and customers willing to pay for the resulting products, determine the generation resource. In markets where they have resources but not expertise or upfront capital the field of competition opens up for those able to build, own, and operate the facility at a profit over the long-term.

The Company believes that the combination of the technologies emissions free status, low operating costs, ability to process all waste streams into useable products with full carbon capture and a low "full life" cost will allow it to successfully compete for long-term waste processing and green product supply agreements globally.

Factors that can influence the overall market for our products include some of the following:

•	number of market participants buying and selling green products including fuels;
•	environmental regulations that impact us and our competitors;
•	availability of production tax credits and other benefits allowed by tax law;
•	relative ease or difficulty of developing and constructing new facilities; and
•	credit worthiness and risk associated with buyers.

Environmental Compliance

The TransAct Z.E.W.O.P. TM already meets the European Union Environmental Protection Agency emission free standards. The plants do not incinerate so there are no flue gases and no ash, all waste delivered to the plant is converted to useable products.

The incoming waste is maintained in-doors under cover, at three-day processing levels, to avoid any possible nuisance.

The storage systems for fuels produced on site pending shipment meet or exceed regional standards for safety and environmental impact.

All known environmental issues in Z.E.W.O.P. TM have been identified and solutions obtained that will mitigate these issues beyond established compliance.

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

All material press releases are disseminated through a North America wide news wire service and published on our website and twitter feed (transactenergycorp@transactenergyc).

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

The business of industrial plant development and operation is subject to substantial regulation under governmental laws relating to the development, upgrading, marketing, pricing, taxation, and distribution of our products and other matters. Amendments to current laws and regulations governing development and operations of industrial plants could have a material adverse impact on our business. In addition, there can be no assurance that income tax laws, royalty regulations and government incentive programs related to our industry generally, will not be changed in a manner which may adversely affect our progress and cause delays, inability to develop or abandonment of these interests.

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

TransAct will be required to obtain various government approvals for construction of future facilities.

For project development TransAct will hire consulting and engineering services for site development, design, air quality, cooling water reuse, permitting, environmental engineering and regulatory compliance.

Environmental Credits

As a future “green” product producer, environmental-related credits, such as renewable energy credits or carbon credits may become available for sale to power companies (to allow them to meet their “green” power requirements) or to businesses which produce carbon based pollution. If available, these credits will belong exclusively to us or our joint venture, and may provide an additional source of revenue.

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

The success of our business relies on retaining our key personnel. We are dependent upon the services of our President and Chief Executive Officer, Roderick C. Bartlett, our Chief Financial Officer, Rod Bartlett, our SVP Technology Bruce Hutchon, our Director and COO Joe F. Dickson. The loss of any of their services could have a material adverse effect upon us. As of the date of this report, the Company has executed compensation agreements with some of these persons but does not hold key-man insurance on any of them.

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

Actual costs of construction or operation of a plant may exceed estimates used in negotiation of purchase and financing agreements. If the actual costs of construction or operations exceed the model costs, the Company may not be able to build the contemplated plants, or if constructed, may not be able to operate profitably. The Company’s financing agreements will typically provide for a priority payback to our partner. If the actual costs of construction or operations exceed the model costs, we may not be able to operate profitably or receive the planned share of cash flow and proceeds from the project.

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

Terra Energy Corp. who’s President Chris van Vliet was a shareholder of TransAct through his legal council Palkowski & Company threatened in October 2010 to take legal action against TransAct Energy Corp. in regards to a $10,000 convertible promissory note. Terra Energy demanded conversion of the note to which TransAct Energy decided under the terms of the note they were not entitled to and instead issued them a cheque for payment in full which was promptly refused by Terra Energy. Since this time their legal council Mr. Robert J. Palkowski is no longer practising law and no further action has been taken. Terra Energy has verbally represented that they will only be satisfied with an issuance of common stock as demanded. We have had a legal review of the note in question and will defend the Company vigorously from any further claim.

Aqua Terra Power Corp. who’s president Chris van Vliet was a shareholder of TransAct Energy Corp. borrowed money from TransAct Energy in regards to geothermal projects in British Columbia, Canada. At the time TransAct was contemplating acquiring Aqua Terra Power if they were successful in their geothermal exploration. Aqua Terra was not successful and any contemplated relationship was terminated. Since that time the Aqua Terra notes payable to TransAct Energy, now totalling $306,766.86 (no further interest is accrued on this loan because of its status) matured and were demanded. No payment has been made and to the best of our understanding they have no ability to repay this debt. We will take legal action if the cost of said action can be justified.

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

As of December 31st, 2014, there are 60 active shareholders of record holding 34,692,722 restricted shares of the Company’s common stock and 13,174,375 unrestricted shares eligible for trading of which 11,393,487 are considered active shares. The total issued and outstanding is 47,867,097 shares of common stock. The holders of common stock are entitled to one vote for each share held of record on all matters submitted to a vote of stockholders. Holders of the common stock have no pre-emptive rights and no right to convert their common stock into any other securities. There are no redemption or sinking fund provisions applicable to the common stock.

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

Item 6. Selected Financial Data.

Not Applicable.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

In order to leverage the waste optimization technology the Company acquired in 2013 it needed to build the first municipal scale zero emissions waste optimization plant (Z.E.W.O.P. TM) The company spent the year working on the components required to develop the first municipal scale, Z.E.W.O.P. TM in Puebla, Mexico. These components included a long term waste supply of 1320 tonnes per day of municipal solid waste, 30% of the equity required to build the plant approximately $100 Million USD, a financing for the balance of the plant-cost approximately $225 Million, an acceptable place to build the plant, a recognized engineering firm that could verify the plant could process the municipal waste 100% into useable products without emissions and presales of the products to credit worthy buyers.

To that end, we formed an initial share-purchase agreement on January 30, 2014 with a consortium from Puebla that was willing to provide the required equity and could assist in many of the other components. This group provided $300,000 to the Company for a phase one engineering review to be completed by Fichtner Consulting Engineers. The review was completed at the end of November and stated the Z.E.W.O.P. TM would be capable of processing the contemplated 1320 tonnes of municipal solid waste 100 % into eighteen (18) useable products/commodities without emissions to land, air or water.

The review process required us to contract a specialty engineering firm that will design/build our proprietary reactors specific to the Puebla plant in order to confirm the reactor inputs and outputs.  The overall contract is estimated at five-hundred and twelve thousand dollars plus material and fabricating costs.

The company formed a wholly owned subsidiary “TransAct Global Limited” in Ireland and had it form a wholly owned subsidiary TransAct Mexico which in turn formed a subsidiary Puebla ZEWOP 1, which will hold the Z.E.W.O.P.TM in Puebla. It is this latter company that we will sell common shares of to, the Puebla consortium.

The incorporations and the pre-development work are reflected on our balance sheet under current assets and other non-current assets. The engineering, accounting and legal works resulted in some additional accounts payable.

Besides the initial three-hundred thousand dollars from the consortium the working capital required throughout the year came through short-term notes all of which were converted to common stock of the Company. This capital is reflected on the balance sheet as an increase in common stock and capital in excess of par value.

Financing efforts for the Z.E.W.O.P.TM in Puebla, Mexico although progressing, did not result in material contracts and as such did not impact on our financial results. Market development efforts will not be material and reflected in our financial statements until bonafide’ agreements are monetized.

Plan of Operation

For the 2015 year the Company’s focus is to:

1)

Secure working capital for the Company significant enough to maintain accounts payable at a current status and fund day to day corporate costs through to cash-flow from first operations, including expansion of corporate management team in order facilitate global dissemination of Z.E.W.O.P. TM;

2)

Complete the development of the Z.E.W.O.P. TM in Puebla, Mexico as follows;

a)

Finalize waste supply agreement, share purchase, Product Purchase Agreements;

b)

Secure all required permits and permissions;

c)

Finalize debt portion of plant cost;

d)

Complete EPC contracts and supplier agreements;

e)

Initiate site development, construction and assembly of plant.

3)

Initiate second Puebla, Mexico Z.E.W.O.P. TM contracts in order to launch development in 2016.

4)

Continue with European market entrance towards end of 2015

Results of Operations

Period from January 1, 2014 to December 31, 2014

We generated zero ($”0” USD) in revenue from January 1, 2014 to December 31, 2014. For the year ended December 31, 2014 our general administrative expenses were $504,163. Currently our general administrative expenses consist primarily of management fees (59%) and legal fees (21%).  During 2014 we recorded interest expense of $322,878 as a result of notes payable. As a result, we have reported a net loss of $827,041 for the period ended December 31, 2014. Our total net loss from inception on March 15, 2006 through December 31, 2014 was $(4,942,202).

Stock-Based Compensation Costs

Stock-based compensation represents 9.1% of the Company’s operating expenses for the fiscal year ended December 31, 2014 however this included stock issued for services provided in 2013 and 2014. The stocks are a part of our annual executive compensation plan, and are issued to obtain, retain and motivate our directors, executives and employees.

The company agreed to convert compensation accrued previous to 2014 in the amount of $397,886.26 and $33,333.74 accrued in 2014.  The results were reflected in a reduction in Compensation Payable and an increase in the value of shares issued and capital in excess of par value.

Liquidity and Capital Resources

At December 31, 2014 we had total assets of $335,973. Our Current assets are $192,240. We have completely written down our software. Current liabilities at December 31, 2014 totalled $2,743,466 they consisted of accounts payable in the amount of $315,203, accrued interest of $1,179,230, compensation payable in the amount of $1,000,000, notes payable net in the amount of $249,033.

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

The Company has relied on short term notes (12 months or less) with a conversion to common stock provision and offshore restricted stock sales to fund its corporate activities over the past year.  This has resulted in more shareholders which creates the potential for greater liquidity going forward however it also provides greater dilution of individual holdings.

The Company has limited capability without significant assets or earnings to raise debt. The development of Z.E.W.O.P. TM the core business of the Company will rely on debt markets. In order to attract this capital the Company will have to secure long term waste supply contracts and long term product sales contracts both from high credit worthy entities. The Company will have to agree to encumber the assets associated with each Z.E.W.O.P. TM and all net revenue until the debt is retired. This arrangement will restrict the Company’s ability to pay dividends to its shareholders.

Potential Acquisitions

There are no acquisitions contemplated over the next year. Going forward we may be required to acquire existing waste supply agreements in order to operate in some cities. We may also elect to acquire some of the technologies we intend on using in order to further protect the intellectual property of our Z.E.W.O.P. TM.

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

Need for Additional Financing

We estimate our upcoming operating expenses to increase substantially as we transcend from development stage to operating stage and maybe as much as $4,000,000.00 per year. We do not have any commitments for capital expenditures however we do anticipate entering into commitments to secure acquisitions. We believe we will need additional funds to cover our expenses and acquisitions for the next twelve months. Our need for capital may change dramatically as we pursue our business plan during that period. At present, we have no material understandings, commitments or agreements with respect to the acquisition of any business venture or capital commitments. Further, we cannot assure that we will be successful in consummating business opportunities on favourable terms or we will be able to profitably manage any business opportunities. Should we require additional capital, we may seek additional advances from officers, sell common stock or find other forms of debt financing.

Off Balance Sheet Arrangements

As of December 31, 2014, the Company does not have any off balance sheet arrangements.

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rules 13a-15(e) and 15d-15(e) promulgated under the Exchange Act and based on the criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were effective at a reasonable assurance level as of December 31, 2014, the end of the period covered by this Report. However anticipating greater levels of business activity in the near term we expect that we will require a financial controller in order to maintain our disclosure controls and procedures. Steps have been taken to bring on this person in a timely manner.

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

Our management, with the participation of the President, evaluated the effectiveness of the Company’s internal control over financial reporting as of December 31, 2014.  In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework.  Based on this evaluation, our management, with the participation of the President, concluded that, as of December 31, 2014, our internal control over financial reporting was effective.

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

Item 9B. Other Information.

There are no further disclosures. All information that was required to be disclosed in 2014 has been disclosed.

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

NAME	AGE	POSITION

Roderick C. Bartlett (1)	58	Chief Operating Officer acting Chief Financial Officer and Director Corporate Secretary
Tina VanderHeyden (2) Joseph F. Dickson (1) (2)	63 59	Director COO, Director
Des Biali (2)	67	Director

(1)	Member of the Compensation and Governance Committees.
(2)	Independent Director.

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

Rod Bartlett. President, CEO and Director has over 38 years of experience in business development. Rod was a founding shareholder of TransAct Energy Corp. and has been instrumental in bringing it through the regulatory and business development process. Rod is heavily involved in the negotiations related to securing future business for the company. During the last decade, Rod has been active in the public markets. ActionView International (advertising), Quest Oil (oil & gas), and S2C Global Systems (water distribution) are a few of the companies that he has been instrumental in developing and taking them to the next level.

Des Biali (B.Sc. Electrical Engineering, P.Eng.). Director & Advisory Board Member:  Des Biali has owned and operated DB Systems Inc. for the past 28 years. Prior to this, he was an Engineering Consultant with R.J. Wong and Associates Ltd., responsible for detailed engineering, design, and construction supervision of major projects. Mr. Biali has a degree in engineering, post graduate training in advanced control systems from the University of Saskatchewan, Canada and is a licensed member of the Association of Professional Engineers in British Columbia and Saskatchewan, Canada.

Joseph F. Dickson. COO, Director: Joseph Dickson was the Chief Operating Officer of Innovation Fuels, Inc. out of Syracuse, NY leading the company’s bio-diesel plant operation and project development efforts from Sept. 2007 until Dec. 2009. Mr. Dickson was the Director of Entrepreneurship at Syracuse University, Syracuse, NY from Feb. 2006 to Sept. 2007, the COO, Integrated Defense Systems, Inc., Glen Rock, PA from June 2005 to Jan. 2006 and the COO, Drug Risk Solutions, LLC a drug discovery company from June 2000 to June 2005. Mr. Dickson has 38 years of business experience in new ventures, business plan execution, organizational management, and operations. He has a background in high tech product design and development, manufacturing, and sales and marketing to commercial and military markets gained while working at GE and other high tech companies. He started and successfully financed two companies in the microelectronics and information technology industries. He has an undergraduate degree in chemistry and an MBA.

Tina VanderHeyden. Director: Tina VanderHeyden is a senior level executive with 30 years diverse funding and business development experience in both the public and private sectors.  For the green technology sector, she recently completed funding and co-managed the installation of a major geothermal system and HVAC overhaul for a “Heritage” estate. In addition to her long term fundraising work in the education and cultural sectors, she spent several years leading research and funding for bio-tech and new technology start-ups including new business development for the Bedminster BioEnergy Technology; which uses recovered high quality Biomass to provide renewable energy.

Significant Employees Who Are Not Executive Officers

Bruce Hutchons, our SVP Technology is significant to the development of our Z.E.W.O.P. TM.

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

Item 11. Executive Compensation.

We have a formal compensation agreements or employment contracts with our Chief Executive Officer and our SVP Technology. We do not currently have a compensation agreement with our BOD and our Advisory Board members, although we intend to do so in the future. All Officers, Directors and Advisory Board members are reimbursed for their expenses related to Company service. Our active officers did receive compensation for the year ended December 31, 2014. The Directors were paid $6,650 in restricted stock awards for the 2014 year on Dec 31, 2014.

SUMMARY COMPENSATION TABLE

Name and Principal Position	Year Ended	Annual Compensation			Long Term Compensation		All Other Compensation ($)
					Awards		Payouts
		Salary ($)	Bonus ($)	Other Annual Compensation ($)	Restricted Stock Awards ($)	Securities Underlying Options/ SARs (#)	LTIP Payouts ($)
Roderick Bartlett, CEO,
President and Director	2014	$250,000	-0-	-0-	$6,262.50	-0-	-0-	$-0-

Des Biali,
Director	2014	$-0-	-0-	-0-	$6,262.50	-0-	-0-	$-0-

Joe F. Dickson,
Director	2014	$-0-	-0-	-0-	$6,262.50	-0-	-0-	$-0-

Bruce Hutchon,
SVP Technology	2014	$100,000	-0-	-0-	-0-	-0-	-0-	$-0-

Tina Vanderheyden, Director	2014	$-0-	-0-	-0-	$6,262.50	-0-	-0-	$-0-

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth as of December  31, 2014, the name and shareholdings of each person known to us that either directly or beneficially holds more than 5% of our 47,867,097 issued and outstanding shares of common stock, $.001 par value. The table also lists the name and shareholdings of each director and of all officers and directors as a group. Except as otherwise indicated, the persons named in the table have sole voting and dispositive power with respect to all shares beneficially owned, subject to community property laws where applicable.

Name & Address	Title of Class	Number of Shares Beneficially Owned	% of Class
Roderick Bartlett(1) Suite 207 - 23705 IH 10 West San Antonio, TX, 78257	Common	10,360,241	21.64%
Jenny Chen ------------------------ Taipei, Taiwan	Common	3,373,331	7.05%
Tina VanderHeyden (1) c/o Suite 207 - 23705 IH 10 West San Antonio, TX, 78257	Common	260,080	0.54%
Joe F Dickson (1) 2345 Tucker Rd, New Woodstock, NY 13122	Common	750,423	1.57%
Des Biali (1) 126 Kahana Nui Rd Lahaina , HI , USA 96761	Common	435,000	0.91%
Bruce Hutchon Roxstone House, 24 Murrayfield Ave, Murryfield UK EH126AX	Common	3,617,254	7.56%
Linda Hutchon Roxstone House, 24 Murrayfield Ave, Murryfield UK EH126AX	Common	1,300,000	2.72%
All directors and executive officers as a group: (4 person)	Common	11,805,744	24.67%

(1)

Officer and/or director.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

We have received funds from our officers and directors to fund the Company’s activities. Currently we owe Mr. Rod Bartlett $3,644.59 (which includes interest) but does not include compensation and expenses. The Company lent Aqua Terra Power a company wholly owned by one of our previous shareholders, $263,520. Terra Energy, a company owned by one of our previous shareholders lent us $27,500.

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

Except for the foregoing, none of the following parties has, since the date of incorporation of the Company, had any material interest, direct or indirect, in any transaction with the Company or in any presently proposed transaction that has or will materially affect us:

•	any of our directors or officers;
•	any person proposed as a nominee for election as a director;
•	any person who beneficially owns, directly or indirectly, shares carrying more than 10% of the voting rights attached to our outstanding shares of common stock; or
•	any relative or spouse of any of the foregoing persons who has the same house as such person.

Item 14. Principal Accounting Fees and Services.

The fees for services billed by Pritchett, Siler & Hardy, P.C. to the Company in the last two fiscal years were as follows:

	Twelve months ended on	Twelve months ended on
	December 31, 2014	December 31, 2013

Audit Fees	$0	$0
Audit-Related Fees	$0	$0
Tax Fees	$0	$0
All Other Fees	$0	$0
Total Fees	$0	$0

Audit Fees. There were no fees charged in 2014 as no audit of our financial statements for our annual report on Form 10-K and the review of our quarterly financial statements for our quarterly reports on Form 10-Q that are customary under auditing standards generally accepted in the United States took place. There were no fees charged in 2013 as no professional services were rendered in connection with the audit of our financial statements for our annual report on Form 10-K nor did they do a review of our quarterly financial statements for our quarterly reports on Form 10-Q that are customary under auditing standards generally accepted in the United States. Our Auditors accrued interest against our outstanding account of $6,355.38.

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

PART IV

Item 15. Exhibits, Financial Statement Schedules.

(a) Index to Financial Statements and Financial Statement Schedules

The following un-audited financial statements are included on the pages indicated:

F-1 Balance Sheets as of December 31, 2014 and 2013

F-2 Statements of Operations for the years ended December 31, 2014 and 2013

F-3 Statements of Stockholders' Equity (Deficit) for the years ended December 31, 2014 and 2013

F-4 Statements of Cash Flows for the years ended December 31, 2014 and 2013

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

TRANSACT ENERGY CORP.

By: /s/ Roderick C. Bartlett	Chief Executive Officer, Corporate Secretary	February 23, 2015
Roderick C. Bartlett

By /s/ Roderick Bartlett	Chief Financial Officer,	February 23, 2015
Roderick Bartlett

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By: /s/ Roderick C. Bartlett	Director	February 10, 2015
Roderick C. Bartlett

By /s/ Tins VanderHeyden	Director	February 10, 2015
Tina VanderHeyden

By: /s/ Des Biali	Director	February 10, 2015
Des Biali
By: /s/ Joe F. Dickson
Joe F. Dickson	Director	February 10, 2015

TRANSACT ENERGY CORP.

[A Development Stage Company]

FINANCIAL STATEMENTS

DECEMBER 31, 2014

______________

(Unaudited)

TRANSACT ENERGY CORP.

 [A Development Stage Company]

(Unaudited)

CONTENTS

PAGE

—

Balance Sheets, December 31, 2014 and 2013

F-3

—

Statements of Operations, for the years ended

December 31, 2014 and 2013 and from inception

on March 15, 2006 through December 31, 2014

F-4

—

Statement of Stockholders’ Equity (Deficit),

from inception on  March 15, 2006 through

December 31, 2014

F-5

—

Statements of Cash Flows, for the years ended

December 31, 2013 and 2012 and from inception

on March 15, 2006 through December 31, 2014

F-8

—

Notes to Financial Statements

F-9 – F-18

TRANSACT ENERGY CORP.
(A Development Stage Company)
__________________________
BALANCE SHEETS
( Unaudited)

ASSETS
	December 31,	December 31,
	2014	2013
Current
Cash	$4,154	$67
Receivable	79,822	-
Prepaid expenses	108,264	85,525
Total Current Assets	192,240	85,592

Capital
Furniture & Equipment	1,422
Software	-	-
Total Capital Assets	1,422	-

Other
Incorporation Costs	11,791	-
Intellectual Property	130,520	130,520
Total Other Non-current Assets	142,311	130,520

	$335,973	$216,112

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current
Bank indebtedness	$-	$-
Accounts payable	315,203	187,164
Accrued interest	1,178,917	873,558
Accrued interest - related party	313	-
Compensation payable	1,000,000	1,112,247
Notes payable - net of discount	245,702	251,226
Notes payable - Related parties, net of discount	3,331	54,440
Total Current Liabilities	2,743,466	2,478,635

Stockholders' Equity (Deficit)
Preferred stock, $.001 par value,
10,000,000 shares authorized no shares issued and outstanding	-	-
Common Stock, $.001 par value,
100,000,000 shares authorized
47,867,097 shares issued and outstanding	47,867	30,076
Capital in excess of par value	2,486,842	1,830,228
Subscriptions receivable	-	-
Deficit accumulated during the development stage	(4,942,202)	(4,122,827)

Total Stockholders' Equity (Deficit)	(2,407,493)	(2,262,523)

	$335,973	$216,112

The accompanying notes are an integral part of these financial statements.

TRANSACT ENERGY CORP.
(A Development Stage Company)
__________________________
STATEMENTS OF OPERATIONS
(Unaudited)

	Cumulative
	from inception	For the	For the
	March 15, 2006	Year ended	Year ended
	December 31,	December 31,	December 31,
	2014	2014	2013

REVENUE	$-	$-	$-

EXPENSES
General and administrative	3,256,398	504,163	(38,520)
Unsuccessful lease purchases	18,673	-	-

Total Expenses	3,275,071	504,163	(38,520)

LOSS BEFORE OTHER INCOME (EXPENSE)	(3,275,071)	(504,163)	38,520

Interest income	50,954	-	-
Interest expense	(1,440,791)	(322,878)	(320,351)
Gain on debt settlement	34,864	-	-
Loss on write off of investment in lease	(12,684)	-	-
Allowance for loss on loans receivable and related interest	(299,474)	-	-

LOSS FROM OPERATIONS
BEFORE INCOME TAXES	(4,942,202)	(827,041)	(281,831)

CURRENT TAX EXPENSE	-	-	-

DEFERRED TAX EXPENSE	-	-	-

NET LOSS	$(4,942,202)	$(827,041)	$(281,831)

LOSS PER COMMON SHARE (Weighted Av)		$(0.02)	$(0.01)

The accompanying notes are an integral part of these financial statements.

TRANSACT ENERGY CORP.
(A Development Stage Company)
STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)
__________________________
FROM INCEPTION ON MARCH 15, 2006 THROUGH DECEMBER 31, 2014
(Unaudited)
						Deficit
						Accumulated
					Capital in	During the
	Preferred stock		Common Stock		Excess of	Development
	Shares	Amount	Shares	Amount	Par Value	Stage
BALANCE, March 15,2006	-	$-	-	$-	$-	$-

Issuance of 8,500,000 shares of common stock for cash at $.001 per share, April 2006	-	-	8,500,000	8,500	-	-

Issuance of 900,000 shares of common stock for cash at $.05 per share, August 2006	-	-	900,000	900	44,100	-

Net loss for the period ended December 31, 2006	-	-	-	-	-	(12,181)

BALANCE, December 31, 2006	-	-	9,400,000	9,400	44,100	(12,181)

Net loss for the period ended December 31, 2007	-	-	-	-	-	(22,024)

BALANCE, December 31, 2007	-	-	9,400,000	9,400	44,100	(34,205)

Net loss for the period ended December 31, 2008	-	-	-	-	-	(54,563)

BALANCE, December 31, 2008	-	-	9,400,000	9,400	44,100	(88,768)

Issuance of 1,102,000 shares of common stock for cash at $.25 per share, September 2009	-	-	1,102,000	1,102	274,398	-

Deferred offering costs offset against offering	-	-	-	-	(13,263)	-

Beneficial conversion feature on notes payable	-	-	-	-	65,464	-

Net loss for the period ended December 31, 2009	-	-	-	-	-	(191,386)

BALANCE, December 31, 2009	-	-	10,502,000	10,502	370,699	(280,154)

Issued for services at $ .55 per share	-	-	135,000	135	74,115	-

Issued for services at $ 1.39 per share	-	-	48,775	49	67,693	-

Shares issued to existing shareholders in exchange for 1,008,625 free trading shares valued at $.50 per share	-	-	1,109,488	1,110	553,634	-

Issuance of 7,770,148 common shares pursuant to conversion of notes payable at $ .01 per share	-	-	7,770,148	7,770	69,931	-

Issuance of 315,909 common shares valued at $.41 -$.47 per share in exchange for compensation and consulting services	-	-	315,909	316	142,934	-

Beneficial conversion feature on notes payable	-	-	-	-	56,334	-

Issuance of 83,333 common shares on conversion of debt at $.18 per share	-	-	83,333	83	14,917	-

Net loss for the year ended December 31,2010	-	-	-	-	-	(1,086,561)

BALANCE, December 31, 2010	-	-	19,964,653	19,965	1,350,257	(1,366,715)

Issuance of 838,235 shares of common stock for cash at $.15,$.17 & $.20 per share, June 2011	-	-	838,237	838	139,162	-

Issuance of 375,739 common shares valued at $.015 per share pursuant to compensation agreements	-	-	375,739	376	5,260	-

Issuance of 404,040 common shares on conversion of notes payable at $.03 per share	-	-	404,040	404	11,596	-

Issuance of 750,000 common shares on conversion of debt at $.013 per share	-	-	750,000	750	9,250	-

Beneficial conversion feature on notes payable	-	-	-	-	2,750	-

Net loss for the year ended December 31,2011	-	-	-	-	-	(1,545,762)

BALANCE, December 31, 2011	-	-	22,332,669	22,333	1,518,275	(2,912,477)

Issuance of 3,316,500 common shares valued at $0.035 per share in exchange for consulting services	-	-	3,316,500	3,317	116,078	-

Issuance of 275,000 common shares valued at $0.0182 per share for financing services	-	-	275,000	275	4,730	-

Issuance of 625,000 common shares valued at $0.05 per share for compensation services	-	-	625,000	625	24,375	-

Issuance of 119,783 common shares valued at $0.045 per share for compensation services	-	-	119,783	120	5,869	-

Beneficial conversion feature on notes payable	-	-	-	-	-	-

Net loss for the year ended December 31,2012	-	-	-	-	-	(929,603)

BALANCE, December 31, 2012	-	-	26,668,952	26,670	1,669,327	(3,842,080)

Issuance of 2,600,000 common shares valued at $.0502 per share for technology purchase agreement	-	-	2,600,000	2,600	127,920	-

Issuance of 500,000 common shares at a valued at $.0501 per share for compensation services	-	-	500,000	500	24,550	-

Cancellation of 250,000 common shares;125,000 shares valued at $.0501 and 125,000 shares valued at $.05 for compensation services	-	-	(250,000)	(250)	(11,013)	-

Issuance of 555,556 common shares at $.036 per share for conversion of note	-	-	555,556	556	19,444	-

Beneficial conversion feature on notes payable	-	-	-	-	-	-

Net loss for the year ended December 31,2013	-	-	-	-	-	(281,831)

BALANCE, December 31, 2013	-	-	30,074,508	30,075	1,830,228	(4,122,827)

Issuance of 475,080 common shares for compensation services at a value of $.041 per share.	-	-	475,080	475	19,003	-

Issuance of 14,210,235 common shares for $397,887 of compensation payable.	-	-	14,210,235	14,210	383,677	-

Issuance of 200,000 common shares for compensation services at a value of $.05 per share.	-	-	200,000	200	9,800	-

Issuance of 474,360 common shares pursuant to a convertible option of notes payable totaling $23,718 at $.05 per share.	-	-	474,360	474	23,244	-

Issuance of 221,778 common shares pursuant to a convertible option of notes payable totaling $9,980 at $.045 per share.	-	-	221,778	222	9,758	-

Issuance of 300,000 common shares pursuant to a convertible option of notes payable totaling $18,000 at $.06 per share.	-	-	300,000	300	17,700	-

Issuance of 665,750 common shares pursuant to a convertible option of notes payable totaling $39,975 at $.06 per share.	-	-	665,750	666	39,279	-

Issuance of 641,715 common shares pursuant to a convertible option of notes payable totaling $44,920 at $.07 per share.	-	-	641,715	642	44,278	-

Issuance of 229,750 common shares pursuant to an Offshore Securities Agreement totalling $50,545 @ $0.22 per share	-	-	229,750	230	50,315	-

Issuance of 233,921 common shares for compensation services totalling $33,333.68 at a value of $0.1425 per share	-	-	233,921	234	33,100	-

Issuance of 140,000 common shares for compensation services totalling $26,600 at a value of $0.19 per share	-	-	140,000	140	26,460	-

Beneficial conversion feature on notes payable	-	-	-	-	-	-

Net loss for the year ended December 31,2014	-	-	-	-	-	(827,041)

BALANCE, December 31, 2014	-	$-	47,867,097	$47,867	$2,486,842	$(4,942,202)

The accompanying notes are an integral part of these financial statements.

TRANSACT ENERGY CORP.
(A Development Stage Company)
__________________________
STATEMENTS OF CASH FLOWS
(Unaudited)

	Cumulative
	from inception	For the	For the
	March 15, 2006 to	Year ended	Year ended
	December 31,	December 31,	December 31,
	2014	2014	2013
Cash Flow From Operating Activities:
Net loss for the period	$(4,942,202)	$(827,041)	$(281,831)
Adjustments to reconcile net loss to cash used by
operating activities:
Stock issued for services	935,900	487,299	-
Stock issued for expenses	4,313	-	-
Debt issued for services	12,847	-	-
Amortization	4,253	773	-
Loss on write off of investment in lease	12,684	-	-
Allowance for interest receivable	50,954	-	-
Allowance for loans receivable	248,521	-	-
Interest expense from beneficial conversion feature on notes payable	124,548	-	-
Loss on stock subscriptions receivable	550,431	-	-
Gain on debt settlement	(34,864)	-	-
Change in assets and liabilities:
Decrease (Increase) in interest receivable	(50,954)	-	-
Decrease (Increase) in prepaid expenses	(108,264)	(22,739)	-
Decrease (Increase) in accounts receivable	(79,822)	(79,822)	-
Increase (decrease) in accounts payable	315,203	128,039	2,336
Increase in compensation payable	1,000,000	(112,247)	(139,510)
Increase in accrued interest	1,178,917	305,359	291,590
Net Cash (used) by Operating Activities	(777,535)	(120,379)	(127,415)

Cash Flows From Investing Activities:
Acquisition of oil and gas leases	(12,684)	-	-
Acquisition of Intellectual Property	(130,520)	(130,520)	(130,520)
Purchase of software	(3,480)	-	-
Purchase of furniture & equipment	(1,714)	(1,714)	-
Loans receivable	(263,521)	-	-
Proceeds from loans receivable	15,000	-	-
Net Cash (Used) by Investing Activities	(396,919)	(132,234)	(130,520)

Cash Flow From Financing Activities
Proceeds from common stock issuance	942,838	226,562	164,308
Proceeds received for stock not yet issued	-	-	-
Stock offering costs	(13,263)	-	-
Proceeds from notes payable	649,596	137,000	113,500
Repayment of notes payable	(400,563)	(106,826)	(19,387)
Net Cash Provided by Financing Activities	1,178,608	256,736	257,971

Net Increase (Decrease) in Cash	4,154	4,123	36

Cash at Beginning of Period	-	31	31

Cash (Bank Indebtedness) at End of Period	$4,154	$4,154	$67

Supplemental Disclosures of Cash Flow Information:
Cash paid during the period for:
Interest	$-	$-	$-
Income taxes	$-	$-	$-

Supplemental Schedule of Noncash Investing and Financing Activities:
For the years ended December 31, 2012 and 2011:
Shares issued for services	$935,900	$487,299	$13,788
Shares issued on conversion of debt	$254,826	$140,125	$-
Shares issued for acquisition	$130,250	$-	$-
Shares issued to shareholders in exchange for free trading shares	$554,744	$-	$-
Subscriptions receivable	$(550,431)	$-	$-
Beneficial conversion feature on notes payable	$59,084	$-	$-

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

The Company has no tax positions at December 31, 2014 and 2013 for which the ultimate deductibility is highly certain but for which there is uncertainty about the timing of such deductibility.

The Company recognizes interest accrued related to unrecognized tax benefits in interest expense and penalties in operating expenses. During the years ended December 31, 2014 and 2013, the Company recognized no interest and penalties. The Company had no accruals for interest and penalties at December 31, 2014 and 2013. All tax years starting with 2008 are open for examination.

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

NOTE 3 – SOFTWARE

		Accumulated	Net Book Value
	Cost	Amortization	2014	2013

Software	$3,480	$3,480	$-	$-

NOTE 4 – NOTES PAYABLE

The $10,000 convertible promissory note payable to a company whose shareholders hold less than 10% in TransAct is unsecured, bears interest at 10% per annum and was due and payable on March 31, 2010. The payee had the option to convert the entire principal amount on or before April 29, 2009 into common shares of the Company based on a conversion rate of $.00345 per share. No interest was payable if the principal was converted to shares of the Company. The payee did not exercise its conversion option. The note is currently outstanding and in October 2010 the Company issued a check in the amount of $11,876 as payment in full of principal and interest which was returned un-cashed by the payee. The Company is currently in dispute regarding the expiration date of the conversion option in the agreement and the note remains in default. At December 31, 2014 accrued interest was $ 6436.

The $17,500 promissory note payable to a company whose shareholders hold less than 10% in TransAct is unsecured, bears interest at 10% per annum and is due on demand. This note is currently in default. At December 30, 2014 accrued interest was $10,488.

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

NOTE 4 - NOTES PAYABLE – CONTINUED

The $25,000 and $18,828 ($20,000 CAD) promissory notes payable dated April 22, 2011 and March 31, 2011 respectively are unsecured and bear interest at 60% per annum or $2,500 and $2,002 ($2,000 CAD) respectively whichever is greater. The notes are due on demand and may be prepaid in whole or part without penalty. Accrued interest was $ 112,971 at December 31, 2014.

The $ 4,707 ($5,000 CAD) promissory note payable dated September 12, 2011 is unsecured and bears interest at $ 505 ($500 CAD) up to September 16, 2011 and $ 47 ($50 CAD) per diem until all principal and interest is repaid. The note is due on demand and may be prepaid in whole or part without penalty. Accrued interest was $ 52,207 at December 31, 2014.

The $2,500 promissory note payable dated April 2, 2013 is unsecured, bears interest at 10% per annum and is due on demand. At December 31, 2014 accrued interest was unchanged at $274. The principal was repaid May 6, 2014.

The $100,000 promissory note payable dated June 30, 2013 is unsecured and is non-interest bearing.

The $1,000 promissory note payable dated July 23, 2013 is unsecured, bears interest at 10% per annum and is due on demand. It was paid out on May 6, 2014.  At December 31, 2014 accrued interest was unchanged at $80.

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

A $22,030 promissory note payable dated February 24, 2011 to a former officer (more than 6 months ago) bears interest of $6,000 and was due on March 4, 2011. This note is accruing interest at $360 per day for every day after March 4, 2011 until the note is repaid in full. At December 31, 2014 accrued interest was $ 541,680.

A $46,660 promissory note payable dated April 22, 2011 to a former officer (more than 6 months ago) bears interest at 1% per diem. A beneficial conversion feature of $2,750 was recorded as a discount to the notes with the offset to Additional Paid In Capital. In May 2011 the holder of the note converted $10,000 of principal into 750,000 shares of common stock and the discount was expensed to interest. The remaining balance of $36,660 is due on demand. At December 31, 2014 accrued interest was $ 531,452.

A $3,000 convertible promissory note payable to a former officer (more than 6 months ago) is secured by certain assets and equipment of the Company and bore interest at 8% per annum through the due date in November 2010 and is currently in default and bearing interest at 60% the highest lawful rate. A beneficial conversion feature of $3,000 has been recorded as a discount to the note with an offset to additional paid in capital. The discount was fully amortized in 2010. At December 31, 2014 accrued interest was $8,586.

NOTE 5 – NOTES PAYABLE – RELATED PARTIES

Promissory notes payable after being reduced up to and including the end of December 2014 total $3331 to an officer and shareholder are secured by certain assets and equipment of the Company and  bear interest at 8% and 10% per annum and are due on demand. At December 30, 2014 accrued interest was $3011 but paid down to $314.

Accrued interest and late fees for the notes at December 31, 2014 and December 31, 2013 was $ 1,179,230 and $873,558 respectively.

NOTE 6 - CAPITAL STOCK

Preferred Stock - The Company has authorized 10,000,000 shares of preferred stock, $.001 par value, with such rights, preferences and designations and to be issued in such series as determined by the Board of Directors. No shares are issued and outstanding at December 31, 2014.

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

NOTE 6 - CAPITAL STOCK - CONTINUED

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

In March 2014 the Company authorized the issuance of 475,080 common shares for compensation services at a value of $.041 per share.

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

In September 2014 the Company authorized the issuance of 665,750 common shares pursuant to a convertible option of notes payable totaling $39,975 at $.06 per share.

In September 2014 the Company authorized the issuance of 641,715 common shares pursuant to a convertible option of notes payable totaling $44,920 at $.07 per share.

In October 2014 the Company authorized the issuance of 229,750 common shares pursuant to a restricted securities agreement totaling $50,545 at $0.22 per share.

In December 2014 the Company authorized the issuance of 140,000 common shares for compensation services of $26,600 at $0.19 per share.

In December 2014 the Company authorized the issuance of 233,921 common shares for $33,333.68 of compensation payable at $0.1425.

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

The Company has no tax provisions at December 31, 2014 and 2013, for which the ultimate deductibility is highly certain but for which there is uncertainty about the timing of such deductibility.

The Company recognizes interest accrued related to unrecognized tax benefits in interest expense and penalties in operating expenses. During the periods ended December 31, 2014 and 2013, the Company recognized no interest and penalties. The Company had no accruals for interest and penalties at December 31, 2014 and December 31, 2013.

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

Net deferred tax assets (liabilities) consist of the following components as of December 31, 2014 and 2013:

		2014		2013

Deferred tax assets:	$		$
NOL Carryover		827,041		281,831
Related Party Accrual		-		-
Valuation allowance		(827,041)		(281,831)

Net deferred tax assets		$-		$-

The income tax provision differs from the amount of estimated income tax determined by applying the U.S. federal income tax rate to pretax income from continuing operations for the periods ended December 31, 2014 and 2013 due to the following:

	2014	2013

Book Loss (20% statutory rate)	$(165,408)	$(56,366)

Valuation allowance	165,408	56,366

Tax at effective rate	$-	$-

At December 31, 2014, the Company had net operating loss carry forwards of approximately $ 4,942,202 that may be offset against future taxable income from the year 2014 through 2034. No tax benefit has been reported in the December 31, 2014 or 2013 financial statements since the potential tax benefit is offset by a valuation allowance of the same amount.

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

NOTE 9 - RELATED PARTY TRANSACTIONS

Management Compensation -

The Company has also accrued executive compensation of $250,000 to the President of the Company for the year ended December 31, 2014 (See Note 11).

NOTE 10 - LOSS PER SHARE

The following data show the amounts used in computing loss per share for the periods presented:

	Year ended December, 31, 2014	Year ended December, 31, 2013

Loss from operations available to common shareholders (numerator)	$(827,041)	$(281,831)

Weighted average number of common shares outstanding during the period used in loss per share (denominator)	42,277,538	29,106,324

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

Loan Agreement-Pursuant to an Agreement on June 28th, 2012 that was extended to August 31, 2012 and then on Aug 30th, 2012 to November 15th, 2012, and is now extended to March 15, 2014; where originally on May 11, 2012 the Company arranged for 3,005,000 free trading shares to be placed as additional security for a $100,000 loan as a retainer for a financing of 100 million dollars. TransAct had a Memorandum of Understanding (MOU) to receive one third or 30 million dollars of this financing this has since expired. TransAct has assumed this $100,000 as debt as part of the settlement with our previous CFO it is currently recorded under notes payable.

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

NOTE 11 – COMMITMENTS AND CONTINGENCIES (CONTINUED)

Share-purchase Agreement – On January 30, 2014 the Company entered a share-purchase agreement for shares in a proposed subsidiary that would own and operate a zero emissions waste optimization plant (Z.E.W.O.P.TM) in Puebla, Mexico. The agreement provided for the purchaser to own up to 45% of the subsidiary.  The Purchaser advanced $300,000 of the proposed 30% of CAPEX to the Company to facilitate a phase one engineering review. With a positive outcome to the review the Company has now formed the subsidiary in question Puebla ZEWOP 1 and is formalizing the share purchase agreement between our wholly owned subsidiary TransAct Mexico and the Puebla Waste Consortium. Under this agreement our subsidiary will be committed to build and operate a 1320 tonne per day Z.E.W.O.P.TM estimated at $320 Million USD. The Company has a receivable due from the subsidiary at Dec 31, 2014 of $79,822.

Consulting Agreement-On August 20th, 2014 the company entered into an Engineering Services Agreement to facilitate the design/build of the proprietary reactors for the Puebla, MX Zero Emissions Waste Optimization Plant. The estimated cost of the contract is $450,000 over the next 12 months, out of pocket reimbursements, cost plus 10% on all material and outside labor and a stock bonus of 150,000 common shares upon completion of the scope of work. To date the company has paid $40,839.67.

Subscription Agreement- Pursuant to an Agreement on September 27th, 2014 the company agreed to sell restricted securities of the Company in the form of common stock upon receipt of three tranches of capital equaling $1,200,000 each. The common stock is to be sold for $0.50 for the first tranche of 2,400,000 shares and is due in the week of September 28, 2014, $1.00 for the second tranche of 1,200,000 shares and is due in the week of March 1, 2015, $1.50 for the third tranche of 800,000 shares due in August 2nd, 2015. To date the first tranche has not been paid in and the agreement is not reflected on the balance sheet.(See note 12.)

NOTE 12 – SUBSEQUENT EVENTS

In February 2015 the subscribers of $3.6 Million dollars of our common stock advised us they would be unable to fulfill their commitment under the restricted securities agreement. We have received the same in writing and agreed to a settlement with the parties involved where they purchase 526,316 common shares @ $0.19.