Form 10-Q
period 2015-03-31
TRANSACT ENERGY CORP
filed 2015-04-28
CIK 1383394

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

  X   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2015.

or

       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________________  to  ___________________________

Commission File Number:  333-139746

TRANSACT ENERGY CORP.
(Exact name of registrant as specified in its charter)

Nevada	98-0515445
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

Suite 207-23705 IH 10 West, San Antonio, TX, USA	78257
(Address of principal executive offices)	(Zip Code)

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

Yes  X   No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

Yes  X   No

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

Yes       No  X

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY

PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.

Yes       No

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of March 31, 2015:

48,200,348 shares issued and outstanding

PART I-FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

The accompanying financial statements have been prepared by the Company without audit.  In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at March 31, 2015 and 2014 and for the periods then ended have been made.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted.  It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s December 31, 2014 management prepared financial statements.  The results of operations for the periods ended March 31, 2015 and 2014 are not necessarily indicative of the operating results for the full year.

FINANCIAL STATEMENTS

TRANSACT ENERGY CORP.

[A Development Stage Company]

INTERIM FINANCIAL STATEMENTS

MARCH 31, 2015

(Unaudited–Prepared by Management)

TRANSACT ENERGY CORP.

[A Development Stage Company]

(Unaudited-Prepared by Management)

CONTENTS

PAGE
Interim Balance Sheets	5

Interim Statements of Operations	6

Interim Statements of Cash Flows	7

Notes to Interim Financial Statements	9-14

TRANSACT ENERGY CORP.

(A Development Stage Company)

INTERIM BALANCE SHEETS

(Unaudited-Prepared by Management)

ASSETS
	March 31,	December 31,
	2015	2014
Current
Cash	$4,676	$4,154
Receivable	96,755	79,822
Prepaid Expenses	108,264	108,264
Total Current Assets	209,695	192,240

Capital
Furniture & Equipment	1,281	1,422
Software	-	-
Total Capital Assets	1,281	1,422

Other
Incorporation Costs	11,791	11,791
Intellectual Property	130,520	130,520
Total Other Non-current Assets	142,311	142,311

	$353,287	$335,973

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current
Bank indebtedness	$-	$-
Accounts payable	322,628	315,203
Accrued interest	1,247,415	1,178,917
Accrued interest - related party	305	313
Compensation payable	1,067,000	990,000
Notes payable - net of discount	233,929	245,702
Notes payable - Related parties, net of discount	11,795	13,331
Total Current Liabilities	2,883,072	2,743,466

Stockholders' Equity (Deficit)
Preferred stock, $.001 par value,
10,000,000 shares authorized no shares issued and outstanding	-	-
Common Stock, $.001 par value,
100,000,000 shares authorized
48,200,348 shares issued and outstanding	48,200	47,867
Capital in excess of par value	2,515,136	2,486,842
Subscriptions receivable	-	-
Deficit accumulated during the development stage	(5,093,121)	(4,942,202)

Total Stockholders' Equity (Deficit)	(2,529,785)	(2,407,493)

	$353,287	$335,973

The accompanying notes are an integral part of these financial statements.

TRANSACT ENERGY CORP.

(A Development Stage Company)

INTERIM STATEMENTS OF OPERATIONS

(Unaudited-Prepared by Management)

	Cumulative from inception March 15, 2006 March 31, 2015	Three months ended March 31, 2015	Three months ended March 31, 2014

REVENUE	$-	$-	$-

EXPENSES
General and administrative	3,330,601	74,203	213,969
Unsuccessful lease purchases	18,673	-	-

Total Expenses	3,349,274	74,203	213,969

LOSS BEFORE OTHER INCOME (EXPENSE)	(3,349,274)	(74,203)	(213,969)

Interest income	50,954	-	-
Interest expense	(1,517,507)	(76,716)	(78,623)
Gain on debt settlement	34,864	-	-
Loss on write off of investment in lease	(12,684)	-	-
Allowance for loss on loans receivable and related interest	(299,474)	-	-

LOSS FROM OPERATIONS
BEFORE INCOME TAXES	(5,093,121)	(150,919)	(292,592)

CURRENT TAX EXPENSE	-	-	-

DEFFRRED TAX EXPENSE	-	-	-

NET LOSS	$(5,093,121)	$(150,919)	$(292,592)

LOSS PER COMMON SHARE	$-	$(0.003)	$(0.009)
The accompanying notes are an integral part of these financial statements.

TRANSACT ENERGY CORP.

(A Development Stage Company)

INTERIM STATEMENTS OF CASH FLOWS

(Unaudited-Prepared by Management)

	Cumulative
	from inception	Three months		Three months
	March 15, 2006 to	ended		ended
	March 31,	March 31,		March 31,
	2015	2015		2014

Cash Flow From Operating Activities:
Net loss for the period	$(5,093,121)	$(150,919)		$(292,592)
Adjustments to reconcile net loss to cash used by operating activities:
Stock issued for services	935,900	-		417,365
Stock issued for expenses	4,313	-		-
Debt issued for services	12,847	-		-
Amortization	4,394	141		-
Loss on write off of investment in lease	12,684	-		-
Allowance for interest receivable	50,954	-		-
Allowance for loans receivable	248,521	-		-
Interest expense from beneficial conversion feature on notes payable	124,548	-		-
Loss on stock subscriptions receivable	550,431	-		-
Gain on debt settlement	(34,864)	-		-
Change in assets and liabilities:
Decrease (Increase) in interest receivable	(50,954)	-		-
Decrease (Increase) in prepaid expenses	(108,264)	-		-
Decrease (Increase) in accounts receivable	(96,755)	(16,933)
Increase (decrease) in accounts payable	322,628	7,425		68,578
Increase(decrease) in accounts payable-Related party	-	-		1,618
Increase in compensation payable	1,067,000	67,000		(274,747)
Increase in accrued interest	1,247,407	68,490		67,723
Net Cash (used) by Operating Activities	(802,331)	(24,796)		(12,055)

Cash Flows From Investing Activities:
Acquisition of oil and gas leases	(12,684)	-		-
Acquisition of Intellectual Property	(130,520)	-		-
Purchase of software	(3,480)	-		-
Purchase of furniture & equipment	(1,714)	-		-
Loans receivable	(263,521)	-		-
Proceeds from loans receivable	15,000	-		-
Net Cash (Used) by Investing Activities	(396,919)	-		-

Cash Flow From Financing Activities
Proceeds from common stock issuance	971,465	28,627		-
Proceeds received for stock not yet issued	-	-		-
Stock offering costs	(13,263)	-		-
Proceeds from notes payable	649,596	-		8,760
Repayment of notes payable	(403,872)	(3,309)		6,677
Net Cash Provided by Financing Activities	1,203,926	25,318		15,437
Net Increase (Decrease) in Cash	4,676	522		3,382

Cash (Bank Indebtedness) at Beginning of Period	-	4,154		67

Cash at End of Period	$4,676	$4,676		$3,449

Supplemental Disclosures of Cash Flow Information:
Cash paid during the period for:
Interest	$-	$-		$-
Income taxes	$-	$-		$-

Supplemental Schedule of Noncash Investing and Financing Activities:
For the three month period ended March 31, 2014 and 2013:
Shares issued for services	$935,900	$-		$417,365
Shares issued on conversion of debt	$291,821	$36,995		$-
Shares issued for acquisition	$130,250	$	$
Shares issued to shareholders in exchange for free trading shares	$554,744	$-		$-
Subscriptions receivable	$(550,431)	$-		$-
Beneficial conversion feature on notes payable	$59,084	$-		$-
The accompanying notes are an integral part of these financial statements.

NOTE 1-SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization-TransAct Energy Corp. (“the Company”) was organized under the laws of the State of Nevada on March 15, 2006. The Company is in the business of developing and managing power production facilities globally primarily using alternative/sustainable energy sources. The Company has not generated revenues and is considered a development stage company as defined in Accounting Standards Codification (“ASC”) Topic No. 915. The Company has, at the present time, not paid any dividends and any dividends that may be paid in the future will depend upon the financial requirements of the Company and other relevant factors.

Interim Condensed Financial Statements - The accompanying interim financial statements have been prepared by the Company without audit.  In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at  March 31, 2015 and 2014 and for the periods then ended have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted.  It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s December 31, 2014 unaudited financial statements.  The results of operations for the periods ended March 31, 2015 and 2014 are not necessarily indicative of the operating results for the full year.

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

The Company has no tax positions at March 31, 2015 and 2014 for which the ultimate deductibility is highly certain but for which there is uncertainty about the timing of such deductibility.

The Company recognizes interest accrued related to unrecognized tax benefits in interest expense and penalties in operating expenses. During the years ended December 31, 2014 and 2013, the Company recognized no interest and penalties. The Company had no accruals for interest and penalties at March 31, 2015 and March 31, 2014. All tax years starting with 2008 are open for examination.

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

Accounting Standards Update (“ASU”) ASU No. 2009-05 (ASC Topic 820), which amends Fair Value Measurements and Disclosures – Overall, ASU No. 2009-13 (ASC Topic 605),

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

NOTE 3 - SOFTWARE

	Accumulated		Net Book Value
	Cost	Amortization	March 31, 2015	December 31, 2014

Software	$3,480	$3,480	$0	$0

NOTE 4 – NOTES PAYABLE

The $10,000 convertible promissory note payable to a company whose shareholders hold less than 10% in TransAct is unsecured, bears interest at 10% per annum and was due and payable on March 31, 2010. The payee had the option to convert the entire principal amount on or before April 29, 2009 into common shares of the Company based on a conversion rate of $.00345 per share. No interest was payable if the principal was converted to shares of the Company. The payee did not exercise its conversion option. The note is currently outstanding and in October 2010 the Company issued a check in the amount of $11,876 as payment in full of principal and interest which was returned un-cashed by the payee. The Company is currently in dispute regarding the expiration date of the conversion option in the agreement and the note remains in default. At March 31, 2015 accrued interest was $ 6431.

The $17,500 promissory note payable to a company whose shareholders hold less than 10% in TransAct is unsecured, bears interest at 10% per annum and is due on demand. This note is currently in default. At March 31, 2015 accrued interest was $10,495.

The $25,000 convertible promissory note dated June 10, 2010 and $40,000 convertible promissory note dated October 5, 2010 bore interest at 8% per annum and were due and payable on March 11, 2011 and July 7, 2011, respectively. The holder had the option to convert the entire principal amount of each particular note on or before March 11, 2011 and July 7, 2011 into common shares of the Company based on a conversion rate of 60% of the market price being the average of the lowest three trading prices over the past ten days prior to the conversion. At no time could the holder convert into an amount of shares which would result in the holder and its affiliates to beneficially own more than 4.99% of the outstanding shares of common stock. In February 2011 the holder elected

NOTE 4 - NOTES PAYABLE – CONTINUED

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

The $25,000 and $15,792 ($20,000 CAD) promissory notes payable dated April 22, 2011 and March 31, 2011 respectively are unsecured and bear interest at 60% per annum or $2,500 and $1,579 ($2,000 CAD) respectively whichever is greater. The notes are due on demand and may be prepaid in whole or part without penalty. Accrued interest was

$ 97,071 at March 31, 2015.

The $ 3,948 ($5,000 CAD) promissory note payable dated September 12, 2011 is unsecured and bears interest at $ 395 ($500 CAD) up to September 16, 2011 and $ 39 ($50 CAD) per diem until all principal and interest is repaid. The note is due on demand and may be prepaid in whole or part without penalty. Accrued interest was $ 51,402 at March 31, 2015.

The $100,000 promissory note payable dated June 30, 2013 is unsecured and is non-interest bearing.

A $22,030 promissory note payable dated February 24, 2011 to a former officer (more than 1 year ago) bears interest of $6,000 and was due on March 4, 2011. This note is accruing interest at $360 per day for every day after March 4, 2011 until the note is repaid in full. At March 31, 2015 accrued interest was $ 542,273.

A $46,660 promissory note payable dated April 22, 2011 to a former officer (more than 1 year ago) bears interest at 1% per diem. A beneficial conversion feature of $2,750 was recorded as a discount to the notes with the offset to Additional Paid in Capital. In May 2011 the holder of the note converted $10,000 of principal into 750,000 shares of common stock and the discount was expensed to interest. The remaining balance of $36,660 is due on demand. At March 31, 2015 accrued interest was $ 530,712.

A $3,000 convertible promissory note payable to a former officer (more than 1 year ago) is secured by certain assets and equipment of the Company and bore interest at 8% per annum through the due date in November 2010 and is currently in default and bearing interest at 60% the highest lawful rate. A beneficial conversion feature of $3,000 has been recorded as a discount to the note with an offset to additional paid in capital. The discount was fully amortized in 2010. At March 31, 2015 accrued interest was $9,031.

NOTE 5 – NOTES PAYABLE – RELATED PARTIES

Promissory notes payable after being reduced at the end of Dec 31 2014 total $13,331 to an officer and shareholder are secured by certain assets and equipment of the Company and  bear interest at 8% and 10% per annum and are due on demand. At March 31, 2015 accrued interest was $305.

Accrued interest and late fees for the notes at March 31, 2015 and December 31, 2014 was $ 1,247,720 and $1,179,230 respectively.

NOTE 6 - CAPITAL STOCK

Preferred Stock - The Company has authorized 10,000,000 shares of preferred stock, $.001 par value, with such rights, preferences and designations and to be issued in such series as determined by the Board of Directors. No shares are issued and outstanding at March 31, 2015 and December 31, 2014.

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

NOTE 6 - CAPITAL STOCK - CONTINUED

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

NOTE 6 - CAPITAL STOCK - CONTINUED

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

In March 2015 the Company authorized the issuance of 99,750 common shares pursuant to a convertible option of notes payable totaling $9,975 at $.10 per share.

In March 2015 the Company authorized the issuance of 166,834 common shares pursuant to a convertible option of notes payable totaling $20,020 at $.12 per share.

In March 2015 the Company authorized the issuance of 66,667 common shares pursuant to a convertible option of notes payable totaling $7,000 at $.1050 per share.

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

NOTE 8 - RELATED PARTY TRANSACTIONS

Management Compensation –   The Company has accrued executive compensation of $62,500 to the President of the Company for the period ended March 31, 2015 (See Note 10).

The Company has accrued executive compensation of $21,000 to the SVP Technology of the Company for the year to date period ended March 31, 2015 (See Note 10).

NOTE 9 - LOSS PER SHARE

The following data show the amounts used in computing loss per share for the periods presented:

	Three months ended	Three months ended
	March 31, 2014	March 31, 2014

Loss available to common shareholders (numerator)	$(150,919)	$(292,592

Weighted average number of common shares outstanding during the period used in loss per share (denominator)	47,870,759	32,063,833

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

Share-purchase Agreement – On January 30, 2014 the Company entered a share-purchase agreement for shares in a proposed subsidiary that would own and operate a zero emissions waste optimization plant (Z.E.W.O.P.TM) in Puebla, Mexico. The agreement provided for the purchaser to own up to 45% of the subsidiary.  The Purchaser advanced $300,000 of the proposed 30% of CAPEX to the Company to facilitate a phase one engineering review. With a positive outcome to the review the Company has now formed the subsidiary in question Puebla ZEWOP 1 and is formalizing the share purchase agreement between our wholly owned subsidiary TransAct Mexico and the Puebla Waste Consortium. Under this agreement our subsidiary will be committed to build and operate a 1320 tonne per day Z.E.W.O.P.TM estimated at $320 Million USD. The Company has a receivable due from the subsidiary at Mar 31, 2014 of $96,755.

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

Subscription Agreement- Pursuant to an Agreement on September 27th, 2014 the company agreed to sell restricted securities of the Company in the form of common stock upon receipt of three tranches of capital equaling $1,200,000 each. The common stock is to be sold for $0.50 for the first tranche of 2,400,000 shares and is due in the week of September 28, 2014, $1.00 for the second tranche of 1,200,000 shares and is due in the week of March 1, 2015, $1.50 for the third tranche of 800,000 shares due in August 2nd, 2015. To date the first tranche has not been paid in and the agreement is not reflected on the balance sheet. February 2015 the subscribers of $3.6 Million dollars of our common stock advised us they would be unable to fulfill their commitment under the restricted securities agreement. We have received the same in writing and agreed to a settlement with the parties involved where they purchase 526,316 common shares @ $0.19. (See Note 11)

NOTE 11 – SUBSEQUENT EVENTS

On April 15, 2015 we received a $10,000 partial payment towards the required $100,000 settlement required under the settlement agreement of the defaulted subscription agreement.

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

A distinct trend appeared in the energy sector supporting sustainable energies. About the same time in late 2008 the Company was introduced to Dr. Mory Ghomshei one of the world’s leading geothermal experts and two of his geothermal power projects in British Columbia, Canada. The acquisition, resource evaluation, exploration process and administration for geothermal are very similar and in many jurisdictions come under the petroleum sector. We worked with independent companies Aqua Terra Power and Aqua Terra Geothermal through the balance of 2009 on the two geothermal power projects in British Columbia. Other than lending Aqua Terra funds no formal arrangement was entered into pending them securing drill permits on the two projects. These licenses lapsed under their original owners and were re-posted by the government for public tender; an Ontario corporation associated with Dr. Ghomshei acquired most of the original licences and have initiated drilling applications. We entered discussions with this entity in the latter half of 2011 to form a Farm-in relationship. We have put these discussions on hold pending the completion of our first operating plants in the Waste Optimization Division although we are maintaining dialogue with Dr. Ghomshei as it relates to utilizing Geothermal in the plants themselves.

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

The Company’s 2012 efforts were focused on building out its Waste Optimization division.  We completed a Business Plan for this division and entered a Joint Development Agreement with the owners of a small scale, proprietary, zero emissions waste optimization plant (“ZEWOP”) that had been operating a 20 tonne per day plant for two years. We reconnected with clients in India and Brazil for future waste optimization opportunities.  From the second quarter through to the end of 2012 we worked to raise the necessary funds to build a municipal scale plant (500 tonnes per day) in Scotland.

2013 continued as a building year for both the company and its Waste Optimization division. We completed the acquisition of the ZEWOP technology from the Scottish Inventor and brought him on as a long term member of our team. We successfully negotiated a relationship with the international firm Fichtner Consulting Engineers in order to complete the certification of our plants going forward. We identified suppliers of waste for the proposed United Kingdom plants, initiated the relationships for the uptake of the Natural Gas and Electricity in the United Kingdom and tentatively sourced the capital required for the first plant in the United Kingdom. Globally we negotiated the intent to build a plant in Mexico that includes the required equity and waste. In Brazil we initiated a relationship to create a green energy fund in order to grow both the market in Brazil and the other strategic areas of South America. Initial talks have taken place with potential development partners for a few of the major Brazil markets pending the success of the UK or Mexico plant. In the USA and China we are in talks with potential development partners that can deliver significant capital/waste and see our technology as the best solution going forward.

Throughout 2014 TransAct worked to finalize the engineering review and agreements necessary to develop the first Zero Emissions Waste Optimization Plants TM (Z.E.W.O.P. TM) in Puebla, Mexico. The plant under design is capable of processing 1320 metric tons per day of Municipal Solid Waste (“MSW”) and is estimated to cost approximately three hundred million dollars. In late November Fichtner Consulting Engineers reported they believed the Z.E.W.O.P. TM was able to process the MSW 100% into useable products without emissions. The Fichtner report provided TransAct the opportunity to submit the Waste Supply Agreement to the Municipality of Puebla, prepare off-take agreements for interested buyers of the Z.E.W.O.P. TM products and formalize the share purchase agreement with the Puebla Waste Consortium (“PWC”).  PWC intends on providing 30% of the capital required to build the Z.E.W.O.P. TM, while TransAct negotiates third party lenders for the remaining 70% of the cost through debt instruments.

Because of the specialized nature of many of the Z.E.W.O.P. TM components, we initiated some of the equipment procurement; as a result we entered a design/supply agreement for our proprietary reactors with a specialized engineering firm in Australia.

2014 saw the Company form subsidiary corporations in Ireland and Mexico. In Ireland we established the wholly owned subsidiary “TransAct Energy Global Ltd”, this company will in turn wholly own each national subsidiary. The first national subsidiary of TransAct Global is “TransAct Energy Mexico” which will own a majority shareholding of each holding company that owns a Z.E.W.O.P. TM like “Puebla ZEWOP 1”.

The first quarter of 2015 was focused on finalizing the sale of the Puebla Z.E.W.O.P. TM products. These efforts included getting signed letters of intent from qualified buyers and preparing formal legal agreements for the same. We now have letters of intent from multiple qualified buyers for all of the expected product and agreements ready to go subject to finalizing our feed-stock agreement (Waste Supply Agreement) for the first plant.

Also in the first quarter TransAct had to restart raising the capital required for the corporate operating budget for the next fourteen months, budgeted at $3.6 Million. As the Solo Investments of Brazil funding fell apart.

PLAN OF OPERATION

Puebla is our opportunity to demonstrate to Mexico and the World a municipal scale solution to managing waste without emissions and land filling. All efforts throughout the second quarter of 2015 will continue be directed to breaking ground in Puebla, MX. TransAct intends on finalizing the Waste Supply Agreement, our partnership with PWC, finalizing  75-80% of our product sales under off-take agreements and completing the engineering review of our selected site for the plant in Puebla. These agreements completed should lead to the financing commitment we have been seeking for the $200 Million (+/-) debt portion of the Puebla ZEWOP 1. In the third quarter we should be in a position to complete the Puebla Z.E.W.O.P. TM building/plant design and permit/permission application process. Simultaneously we intend to award an EPC contract and its related subcontracts. TransAct hopes to establish manufacturing of our proprietary reactors in Mexico in order to supply the demand for both Mexico and the USA.  Subject to our funding draw down schedule and the permit/permission process we intend on constructing the Z.E.W.O.P. TM buildings starting in the fourth quarter. Provided all equipment manufacturers can supply their components we intend on assembling the plant by the beginning of the year and initiating commissioning mid-2016.

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

Besides finding capital for individual projects, until such time as the first revenues from operations come in, our corporate operations will continue to be funded by raising money through private placements or public offerings. We anticipate bringing on an expanded management team to oversee our operational growth throughout this year and plan on raising additional capital as required. The first $3.6 Million of this budgeted capital should come in the second quarter of 2015.

SUBSEQUENT EVENTS

Solo Investments was unable to complete on their funding commitment and entered into a settlement agreement for the same in first quarter 2015. In April we received a partial payment of $10,000 towards the agreed $100k settlement.

RESULTS OF OPERATIONS

Results of Operations for the Three Months Ended March 31, 2015 Compared to the Three Months Ended March 31, 2014

Up to the period ended March 31, 2015, the Company worked diligently on its business and maintaining its reporting status with the SEC. However due to finances we were forced to file our 2014 Annual Report without auditors review.

We did not generate any revenue from Jan 1, 2015 to March 31, 2015 as was the same for the three month period in 2014. For the three months ended March 31, 2015 our general and administrative expenses were $74,203 compared to $213,969 for the same period in 2014. Expenses consisted primarily of compensation of $87,500 and a gain on currency of (19,612).   Management compensation was $87,500 for the three month period ending March 31, 2015 and was $87,500 for the period ending March 31, 2014. Interest Expense for the three months ending March 31, 2015 was $76,716 compared to $78,623 for the same period in 2014. As a result, we have reported a net loss before taxes of ($150,919) for the Three Months ended March 31, 2015 compared to a loss of ($292,592) for the same period last year.

Stock-Based Compensation Costs

There was $0 stock based compensation for the period ended March 31, 2015 and $19,478 for 2014. Any shares issued are a part of our executive compensation plan, and are issued to obtain, retain and motivate our directors, executives and employees.

LIQUIDITY AND CAPITAL RESOURCES

As of March 31, 2015 our current assets are $209,695 made up of prepaid expenses of $108,264, receivables of $96,755 and $4,676 cash on hand. Our current liabilities consist of accounts payable in the amount of $322,628, accrued interest of $1,247,720, compensation payable of $1,067,000 and Notes payable, net of any discount of $245,724.

NEED FOR ADDITIONAL FINANCING

We estimate our upcoming operating expenses to increase substantially as we transcend from development stage to operating stage and could be as much as $4,000,000.00 per year or more. We have conditional commitments through our subsidiaries for capital expenditures related to the first plant in Puebla Mexico and anticipate entering into further commitments to secure additional plants going forwards. We believe we will need additional funds to cover our expenses and commitments for the next twelve months. Our need for capital may change dramatically as we pursue our business plan during that period. Further, we cannot assure that we will be successful in consummating business opportunities on favourable terms or we will be able to profitably manage any business opportunities. Should we require additional capital, we may seek additional advances from officers, sell common stock or find other forms of debt financing.

As per our previously filed 8K the Company raised $3.6 Million in capital to cover the next fourteen months to expected cash flow from our Z.E.W.O.P. TM in Puebla. This financing fell through, however we fully intend on replacing it which will result in further dilution of shares.

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rules 13a-15(e) and 15d-15(e) promulgated under the Exchange Act. Based on this evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were effective at a reasonable assurance level as of March 31, 2015, the end of the period covered by this report.

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

PART II–OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.

Our Company is not a party to any bankruptcy, receivership or other legal proceeding at this time.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

There have been sales of Company securities during the three months ended March 31, 2015. The sale consisted of  a settlement agreement related to an Offshore Restricted Securities Agreement dated September 27, 2014 providing for Three Million Six Hundred Thousand dollars ($3,600,000.00) that was terminated in February 2015 where the parties agreed to the sale and purchase of 526,316 common shares at a price of $0.19 USD. Upon receipt these funds will be used for payables and corporate operations.

Further, lenders have elected during the quarter to convert $36,995 of their principal amounts outstanding under notes into common stock at $0.10 through to $0.12 per share these proceeds have been used in the general and administrative costs of the company. These conversions also grant them a warrant in the same amount at 75% of the market price or $0.10 through $0.12 whichever is higher.

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

(b)  Reports on Form 8-K (none)

*The Exhibit attached to this Form 10-Q shall not be deemed "filed" for purposes of Section 18 of the Securities Exchange Act of 1934 (the "Exchange Act") or otherwise subject to liability under that section, nor shall it be deemed incorporated by reference in any filing under the Securities Act of 1933, as amended, or the Exchange Act, except as expressly set forth by specific reference in such filing.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

TRANSACT ENERGY CORP.

Date: April 27, 2014

                             By: /s/ Rod Bartlett

                                                                                           Rod Bartlett

                                                                                           President,

                                                                                           Chief Executive Officer