Form 10-Q
period 2015-06-30
TRANSACT ENERGY CORP
filed 2015-08-03
CIK 1383394

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

  X .   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2015.

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.        X  .   Yes          .   No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).       X .   Yes         .   No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of June 30, 2015: 48,200,348 shares issued and outstanding

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

The accompanying financial statements have been prepared by the Company without audit.  In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at June 30, 2015 and 2014 and for the periods then ended have been made.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted.  It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s December 31, 2014 management prepared financial statements.  The results of operations for the periods ended June 30, 2015 and 2014 are not necessarily indicative of the operating results for the full year.

TRANSACT ENERGY CORP.

[A Development Stage Company]

INTERIM FINANCIAL STATEMENTS

JUNE 30, 2015

______________

(Unaudited – Prepared by Management)

TRANSACT ENERGY CORP.

 [A Development Stage Company]

(Unaudited - Prepared by Management)

CONTENTS

PAGE

- Interim Balance Sheets	4

- Interim Statements of Operations	5

- Interim Statements of Cash Flows	6

- Notes to Interim Financial Statements	7 - 13

TRANSACT ENERGY CORP.

(A Development Stage Company)

__________________________

INTERIM BALANCE SHEETS

(Unaudited - Prepared by Management)

ASSETS
	June 30,	December 31,
	2015	2014
Current
Cash	$3,784	$4,154
Receivable	96,755	79,822
Prepaid Expenses	108,264	108,264
Total Current Assets	208,803	192,240

Capital
Furniture & Equipment	1,156	1,422
Software	-	-
Total Capital Assets	1,156	1,422

Other
Incorporation Costs	11,791	11,791
Intellectual Property	130,520	130,520
Total Other Non-current Assets	142,311	142,311

	$352,270	$335,973

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current
Deposit from Stock Purchase	$9,955	$-
Bank indebtedness	-	-
Accounts payable	324,277	315,203
Accrued interest	1,326,094	1,178,917
Accrued interest - related party	599	313
Compensation payable	1,141,516	990,000
Notes payable - net of discount	244,225	245,702
Notes payable - Related parties, net of discount	11,795	13,331
Total Current Liabilities	3,058,461	2,743,466

Stockholders' Equity (Deficit)
Preferred stock, $.001 par value, 10,000,000 shares authorized no shares issued and outstanding	-	-
Common Stock, $.001 par value, 100,000,000 shares authorized 48,200,348 shares issued and outstanding	48,200	47,867
Capital in excess of par value	2,515,606	2,486,842
Subscriptions receivable	-	-
Deficit accumulated during the development stage	(5,269,997)	(4,942,202)

Total Stockholders' Equity (Deficit)	(2,706,191)	(2,407,493)

	$352,270	$335,973

The accompanying notes are an integral part of these financial statements.

TRANSACT ENERGY CORP.

(A Development Stage Company)

__________________________

INTERIM STATEMENTS OF OPERATIONS

(Unaudited - Prepared by Management)

	Cumulative
	from inception	Three months	Six months	Three months	Six months
	March 15, 2006	ended	ended	ended	ended
	June 30,	June 30,	June 30,	June 30,	June 30,
	2015	2015	2015	2014	2014

REVENUE	$-	$-	$-	$-	$-

EXPENSES
General and administrative	3,430,157	116,809	191012	93,714	309,634
Unsuccessful lease purchases	18,673	-	-	-	-

Total Expenses	3,448,830	116,809	191,012	93,714	309,634

LOSS BEFORE OTHER INCOME (EXPENSE)	(3,448,830)	(116,809)	(191,012)	(93,714)	(309,634)

Interest income	50,954	-	-	-	-
Interest expense	(1,594,827)	(77,320)	(154,036)	(79,549)	(158,439)
Gain on debt settlement	34,864	-	-	-	-
Loss on write off of investment in lease	(12,684)	-	-	-	-
Allowance for loss on loans receivable and related interest	(299,474)	-	-	-	-

EARNINGS/LOSS FROM OPERATIONS BEFORE INCOME TAXES	(5,269,997)	(194,129)	(345,048)	(173,263)	(468,073)

CURRENT TAX EXPENSE	-	-	-	-	-

DEFERRED TAX EXPENSE	-	-	-	-	-

NET LOSS	$(5,269,997)	$(194,129)	$(345,048)	$(173,263)	$(468,073)

EARNING/LOSS PER COMMON SHARE		$(0.004)	$(0.007)	$(0.005)	$(0.018)

The accompanying notes are an integral part of these financial statements.

TRANSACT ENERGY CORP.

(A Development Stage Company)

________________________

INTERIM STATEMENTS OF CASH FLOWS

(Unaudited - Prepared by Management)

	Cumulative
	from inception	Six months	Six months
	March 15, 2006 to	ended	ended
	June 30,	June 30,	June 30,
	2015	2015	2014
Cash Flow From Operating Activities:
Net Gain/loss for the period	$(5,269,997)	$(345,048)	$(465,855)
Adjustments to reconcile net loss to cash used by
operating activities:
Stock issued for services	935,900	-	427,365
Stock issued for expenses	4,313	-	-
Debt issued for services	12,847	-	-
Amortization	4,519	266	-
Loss on write off of investment in lease	12,684	-	-
Allowance for interest receivable	50,954	-	-
Allowance for loans receivable	248,521	-	-
Interest expense from beneficial conversion feature on notes payable	124,548	-	-
Loss on stock subscriptions receivable	550,431	-	-
Gain on debt settlement	(34,864)	-	-
Change in assets and liabilities:		-	-
Decrease (Increase) in interest receivable	(50,954)	-	-
Decrease (Increase) in prepaid expenses	(108,264)	-	(21,000)
Decrease (Increase) in accounts receivable	(96,755)	(16,933)
Increase (decrease) in accounts payable	324,277	10,354	60,874
Increase in compensation payable	1,141,516	151,516	(203,913)
Increase in accrued interest	1,326,693	154,036	145,442
Net Cash (used) by Operating Activities	(823,631)	(45,809)	(57,087)

Cash Flows From Investing Activities:
Acquisition of oil and gas leases	(12,684)	-	-
Acquisition of Intellectual Property	(130,520)	-	-
Purchase of Equipment	(1,714)	-	1,714
Purchase of software	(3,480)	-	-
Loans receivable	(263,521)	-	-
Proceeds from loans receivable	15,000	-	-
Net Cash (Used) by Investing Activities	(396,919)	-	1,714

Cash Flow From Financing Activities
Proceeds from common stock issuance	980,120	36,995	33,718
Proceeds received for stock not yet issued	9,955	9,955	-
Stock offering costs	(13,263)	-	-
Proceeds from notes payable	686,766	37,170	148,886
Repayment of notes payable	(439,244)	(38,681)	(25,143)
Net Cash Provided by Financing Activities	1,224,334	45,439	157,461

Net Increase (Decrease) in Cash	3,784	(370)	102,088

Cash (Bank Indebtedness) at Beginning of Period	-	4,154	67

Cash at End of Period	$3,784	$3,784	$102,155

Supplemental Disclosures of Cash Flow Information:
Cash paid during the period for:
Interest	$-	$-	$-
Income taxes	$-	$-	$-

Supplemental Schedule of Noncash Investing and Financing Activities:
For the three month period ended June 30, 2015 and 2014:
Shares issued for services	$935,900	$-	$465,855
Shares issued on conversion of debt	$291,821	$-	$-
Shares issued for acquisition	$130,250	$-	$-
Shares issued to shareholders in exchange for free trading shares	$554,744	$-	$-
Subscriptions receivable	$(550,431)	$-	$-
Beneficial conversion feature on notes payable	$59,084	$-	$-

The accompanying notes are an integral part of these financial statements.

TRANSACT ENERGY CORP.

 [A Development Stage Company]

Notes to Interim Financial Statements

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization - TransAct Energy Corp. (“the Company”) was organized under the laws of the State of Nevada on March 15, 2006. The Company is in the business of developing and managing sustainable energy production facilities globally. The Company has not generated revenues and is considered a development stage company as defined in Accounting Standards Codification (“ASC”) Topic No. 915. The Company has, at the present time, not paid any dividends and any dividends that may be paid in the future will depend upon the financial requirements of the Company and other relevant factors.

Interim Condensed Financial Statements - The accompanying interim financial statements have been prepared by the Company without audit.  In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at June 30, 2015 and 2014 and for the periods then ended have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted.  It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s December 31, 2014 unaudited financial statements.  The results of operations for the periods ended June 30, 2015 and 2014 are not necessarily indicative of the operating results for the full year.

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

The Company has no tax positions at June 30, 2015 and 2014 for which the ultimate deductibility is highly certain but for which there is uncertainty about the timing of such deductibility.

The Company recognizes interest accrued related to unrecognized tax benefits in interest expense and penalties in operating expenses. During the years ended December 31, 2014 and 2013, the Company recognized no interest and penalties. The Company had no accruals for interest and penalties at June 30, 2015 and June 30, 2014. All tax years starting with 2008 are open for examination.

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

NOTE 3 - SOFTWARE

	Accumulated		Net Book Value
	Cost	Amortization	June 30, 2015	December 31, 2014

Software	$3,480	$3,480	$0	$0

NOTE 4 – NOTES PAYABLE

The $10,000 convertible promissory note payable to a company whose shareholders hold less than 10% in TransAct is unsecured, bears interest at 10% per annum and was due and payable on March 31, 2010. The payee had the option to convert the entire principal amount on or before April 29, 2009 into common shares of the Company based on a conversion rate of $.00345 per share. No interest was payable if the principal was converted to shares of the Company. The payee did not exercise its conversion option. The note is currently outstanding and in October 2010 the Company issued a check in the amount of $11,876 as payment in full of principal and interest which was returned un-cashed by the payee. The Company is currently in dispute regarding the expiration date of the conversion option in the agreement and the note remains in default. At June 30, 2015 accrued interest was $ 6680.

The $17,500 promissory note payable to a company whose shareholders hold less than 10% in TransAct is unsecured, bears interest at 10% per annum and is due on demand. This note is currently in default. At June 30, 2015 accrued interest was $10,932.

NOTE 4 - NOTES PAYABLE (Continued)

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

The $25,000 and $15,792 ($20,000 CAD) promissory notes payable dated April 22, 2011 and March 31, 2011 respectively are unsecured and bear interest at 60% per annum or $2,500 and $1,579 ($2,000 CAD) respectively whichever is greater. The notes are due on demand and may be prepaid in whole or part without penalty. Accrued interest was

$ 103,778 at June 30, 2015.

The $ 3,948 ($5,000 CAD) promissory note payable dated September 12, 2011 is unsecured and bears interest at $ 395 ($500 CAD) up to September 16, 2011 and $ 39 ($50 CAD) per diem until all principal and interest is repaid. The note is due on demand and may be prepaid in whole or part without penalty. Accrued interest was $ 55,818 at June 30, 2015.

The $100,000 promissory note payable dated June 30, 2013 is unsecured and is non-interest bearing.

A $22,030 promissory note payable dated February 24, 2011 to a former officer (more than 1 year ago) bears interest of $6,000 and was due on March 4, 2011. This note is accruing interest at $360 per day for every day after March 4, 2011 until the note is repaid in full. At June 30, 2015 accrued interest was $ 575,033.

A $46,660 promissory note payable dated April 22, 2011 to a former officer (more than 1 year ago) bears interest at 1% per diem. A beneficial conversion feature of $2,750 was recorded as a discount to the notes with the offset to Additional Paid in Capital. In May 2011 the holder of the note converted $10,000 of principal into 750,000 shares of common stock and the discount was expensed to interest. The remaining balance of $36,660 is due on demand. At June 30, 2015 accrued interest was $ 564,373.

A $3,000 convertible promissory note payable to a former officer (more than 1 year ago) is secured by certain assets and equipment of the Company and bore interest at 8% per annum through the due date in November 2010 and is currently in default and bearing interest at 60% the highest lawful rate. A beneficial conversion feature of $3,000 has been recorded as a discount to the note with an offset to additional paid in capital. The discount was fully amortized in 2010. At June 30, 2015 accrued interest was $9,480.

A $10,000 convertible note dated June 22, 2015 is unsecured and bears interest at 8% per annum. The note is due on May 11, 2016 unless converted to common stock in advance of that date. At June 30, 2015 accrued interest was $18.

NOTE 5 – NOTES PAYABLE – RELATED PARTIES

Promissory notes payable after being adjusted at the end of June 30 2015 total $11,795 to an officer and shareholder are secured by certain assets and equipment of the Company and bear interest at 8% and 10% per annum and are due on demand. At June 30, 2015 accrued interest was $598.67

Accrued interest and late fees for the notes at June 30, 2015 and December 31, 2014 was $ 1,326,693 and $1,179,230 respectively.

NOTE 6 - CAPITAL STOCK

Preferred Stock - The Company has authorized 10,000,000 shares of preferred stock, $.001 par value, with such rights, preferences and designations and to be issued in such series as determined by the Board of Directors. No shares are issued and outstanding at June 30, 2015 and December 31, 2014.

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

NOTE 6 - CAPITAL STOCK (Continued)

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

NOTE 8 - RELATED PARTY TRANSACTIONS

Management Compensation –   The Company has accrued executive compensation of $111,274 to the President of the Company for the period ended June 30, 2015 (See Note 10).

The Company has accrued executive compensation of $40,242 to the SVP Technology of the Company for the year to date period ended June 30, 2015 (See Note 10).

NOTE 9 - LOSS PER SHARE

The following data show the amounts used in computing loss per share for the periods presented:

	Three months ended	Three months ended
	June 30, 2015	June 30, 2014
Loss available to common shareholders (numerator)	$(194,129)	$(173,263)

Weighted average number of common shares outstanding during the period used in loss per share (denominator)	48,035,554	38,009,541

Dilutive loss per share was not presented; as the Company had no common equivalent shares for all periods presented that would affect the computation of diluted loss per share.

NOTE 10 – COMMITMENTS AND CONTINGENCIES

Compensation agreement – The President and Chief Executive Officer agreement pays an annual base salary of $250,000, with a cash bonus annually based on 5% of EBITDA and a stock bonus formulated around the return on invested capital where the issued and outstanding stock of the Company times the rate of return divided by ten will equate to the stock issued.

Compensation agreement – The Senior Vice President of Technology agreement pays an annual base salary of $100,000 Starting June 2013, with a cash bonus annually based on 0.25% of EBITDA and a stock bonus formulated around the return on invested capital where the issued and outstanding stock of the Company times the rate of return divided by forty will equate to the stock issued.

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

Share-purchase Agreement – On January 30, 2014 the Company entered a share-purchase agreement for shares in a proposed subsidiary that would own and operate a zero emissions waste optimization plant (Z.E.W.O.P.TM) in Puebla, Mexico. The agreement provided for the purchaser to own up to 45% of the subsidiary.  The Purchaser advanced $300,000 of the proposed 30% of CAPEX to the Company to facilitate a phase one engineering review. With a positive outcome to the review the Company has now formed the subsidiary in question Puebla ZEWOP 1 and is formalizing the share purchase agreement between our wholly owned subsidiary TransAct Mexico and the Puebla Waste Consortium (“PWC”).

As of June 30, 2014 the Puebla ZEWOP 1 share purchase agreement has not been updated and the terms of the original agreement have not been fulfilled by the consortium resulting in the termination of the same. The subsidiary is currently not committed to build and operate a 1320 tonne per day Z.E.W.O.P.TM estimated at $320 Million USD. The Company has a receivable due from the subsidiary at June 30, 2014 of $96,755.

NOTE 10 – COMMITMENTS AND CONTINGENCIES (Continued)

Consulting Agreement-On August 20th, 2014 the company entered into an Engineering Services Agreement to facilitate the design/build of the proprietary reactors for the Puebla, MX Zero Emissions Waste Optimization Plant. The estimated cost of the contract is $450,000 over the next 12 months, out of pocket reimbursements, cost plus 10% on all material and outside labor and a stock bonus of 150,000 common shares upon completion of the scope of work. This agreement will be amended to reflect the new location of the plant.  To date the company has paid $40,839.67.

Subscription Agreement- Pursuant to an Agreement on September 27th, 2014 the company agreed to sell restricted securities of the Company in the form of common stock upon receipt of three tranches of capital equaling $1,200,000 each. The common stock is to be sold for $0.50 for the first tranche of 2,400,000 shares and is due in the week of September 28, 2014, $1.00 for the second tranche of 1,200,000 shares and is due in the week of March 1, 2015, $1.50 for the third tranche of 800,000 shares due in August 2nd, 2015. To date the first tranche has not been paid in and the agreement is not reflected on the balance sheet. February 2015 the subscribers of $3.6 Million dollars of our common stock advised us they would be unable to fulfill their commitment under the restricted securities agreement. We have received the same in writing and agreed to a settlement with the parties involved where they purchase 526,316 common shares @ $0.19. To date $9,940 has been received of the agreed $100,000 under the terms of the agreement and is recorded as a liability under “Deposit from Stock Purchase”. (See Note 11)

NOTE 11 – SUBSEQUENT EVENTS

On July 25, 2015 we received notification from a bank in Brazil that the balance due under the settlement agreement was in the process of being wired by the bank. We have not recorded this as a receivable on the Company’s financial statements or issued any common stock.

ITEM 2.  PLAN OF OPERATIONS

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENT NOTICE

This Form 10-Q contains certain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. For this purpose, any statements contained in this Form 10-Q that are not statements of historical fact may be deemed to be forward-looking statements.  Without limiting the foregoing, words such as “may,” “will,” “expect,” “believe,” “anticipate,” “estimate” or “continue” or comparable terminology are intended to identify forward-looking statements.  These statements by their nature involve substantial risks and uncertainties, and actual results may differ materially depending on a variety of factors, many of which are not within our control.  These factors include but are not limited to economic conditions generally and in the industries in which we may participate; competition within our chosen industry, including competition from much larger competitors; technological advances and failure to successfully develop business relationships.

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

Because of the specialized nature of many of the Z.E.W.O.P. TM components, we initiated some of the equipment procurement; as a result we entered a design/supply agreement for our proprietary reactors with a specialized engineering firm.

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

The first quarter of 2015 was focused on finalizing the sale of the Puebla Z.E.W.O.P. TM products. These efforts included getting signed letters of intent from qualified buyers and preparing formal legal agreements for the same. We now have letters of intent from multiple qualified buyers for all of the expected product and agreements ready to go subject to finalizing our feed-stock agreement (Waste Supply Agreement) for the first plant. Also in the first quarter TransAct had to restart raising the capital required for the corporate operating budget for the next fourteen months, budgeted at $3.6 Million. The Solo Investments of Brazil (“Solo”) funding fell apart and we agreed to a one hundred thousand dollar ($100,000) common stock purchase at $0.19 per share as settlement, receiving nine thousand nine hundred and forty dollars ($9,940) of these funds in the second quarter.

The Company delivered the results of the Fichtner Report to the Puebla City Staff in December of 2014, after 6 months with no contract for the MSW feedstock in Puebla, Management set out in the second quarter to secure an alternate source of MSW. After reviewing and discussing several alternative municipalities we are now negotiating the details of an MSW supply agreement. The agreement we had with the Puebla Waste Consortium is terminated however the sales efforts were all to National/International companies who’s interest in our products will not change with a change in location. The one hundred million dollar equity for the plant in Puebla disappeared with the termination of the consortium contract. An alternative source of the plant equity was sought during the second quarter with an investment group coming forward during this period. As soon as we finalize the feed-stock and sales contracts we will seek to formalize the required equity.

PLAN OF OPERATION

Z.E.W.O.P. TM is our opportunity to demonstrate to Mexico and the World a municipal scale solution to managing waste without emissions and land filling. Despite the delays and setbacks of Puebla our efforts will continue throughout the third quarter of 2015 to finalizing the Waste Supply Agreement, signing off on 75-80% of our product sales under off-take agreements and initiating the engineering review of our selected site for the plant in Mexico. These agreements completed should lead to the financing commitment we have been seeking for the $200 Million (+/-) debt portion of the first Z.E.W.O.P.TM. In the fourth quarter we should be in a position to complete the Puebla Z.E.W.O.P. TM building/plant design and permit/permission application process. Simultaneously we intend to initiate an EPC contract and its related subcontracts. TransAct hopes to establish manufacturing of our proprietary reactors in Mexico in order to supply the demand for both Mexico and the USA.  Subject to our funding draw down schedule and the permit/permission process we intend on constructing the Z.E.W.O.P. TM buildings starting in the first quarter of 2016. Provided all equipment manufacturers can supply their components we intend on assembling the plant through the balance of 2016 and initiating commissioning year end-2016.

Once TransAct is confident the development of the first ZEWOP  is well underway it will proceed with the scheduling and planning of additional plants. This will include our first European Z.E.W.O.P. TM.

South America, including Brazil and now Argentina has generated multiple opportunities for Z.E.W.O.P. TM and the capital required developing those opportunities. We intend on continuing to work these opportunities in order to secure a foothold in these markets.

Although we have been approached to build in the United States we feel the market is best approached when the first ZEWOP is fully operational in order to garner EPA and individual state support. This will insure a smoother entry into the US market, once we break ground we will make sure major municipalities throughout the US and Canada are aware of our process so we get on the technology review lists.

Besides finding capital for individual projects, until such time as the first revenues from operations come in, our corporate operations will continue to be funded by raising money through private placements or public offerings. We anticipate bringing on an expanded management team to oversee our operational growth throughout this year and plan on raising additional capital as required. The first $3.6 Million of this budgeted capital should come in the fourth quarter of 2015.

SUBSEQUENT EVENTS

Solo Investments was unable to complete on their funding commitment and entered into a settlement agreement for the same in first quarter 2015. In April we received a partial payment of $9,940 towards the agreed $100k settlement on July 25th we received bank confirmation that a wire for the balance had been initiated and was going through compliance. To date it has not received the balance and as such under the terms of the agreement may not be required to issue the common stock contemplated under the settlement agreement.

RESULTS OF OPERATIONS

Results of Operations for the Three Months Ended June 30, 2015 Compared to the Three Months Ended June 30, 2014

Up to the period ended June 30, 2015, the Company worked diligently on its business and maintaining its reporting status with the SEC. However due to finances we were forced to file our 2014 Annual Report without auditors review. As a result of filing unaudited statements and changes to the over the counter bulletin board (“OTCBB”) we were downgraded from the OTCQB to the OTC Pinks. When we amend our filings to audited statements we can reapply to the OTCBB for a OTCQB listing.

We did not generate any revenue from April 1, 2015 to June 30, 2015 as was the same for the three-month period in 2014. For the three months ended June 30, 2015 our general and administrative expenses were $116,809 compared to $93,714 for the same period in 2014. Expenses consisted primarily of compensation of $87,500 and adjustment for currency of $19,925.   Compensation was $58,336 for the three-month period ending June 30, 2014. Interest Expense for the three months ending June 30, 2015 was $77,320 compared to $79,549 for the same period in 2014. As a result, we have reported a net loss before taxes of ($194,129) for the Three Months ended June 30, 2014 compared to a loss of ($173,263) for the same period last year.

Stock-Based Compensation Costs

There was $0 stock based compensation for the period ended June 30, 2015 and $10,000 for 2014. Any shares issued are a part of our executive compensation plan, and are issued to obtain, retain and motivate our directors, executives and employees.

LIQUIDITY AND CAPITAL RESOURCES

As of June 30, 2015 our current assets are $208,803 made up of prepaid expenses of $108,264, receivables of $96,755 and $3,784 cash on hand. Our current liabilities consist of accounts payable in the amount of $324,277, accrued interest of $1,326,693, compensation payable of $1,141,516 and Notes payable, net of any discount of $256,020.

NEED FOR ADDITIONAL FINANCING

We estimate our upcoming operating expenses to increase substantially as we transcend from development stage to operating stage and could be as much as $4,000,000.00 per year or more. We have conditional commitments through our subsidiaries for capital expenditures related to the first plant in Mexico and anticipate entering into further commitments to secure additional plants going forwards. We believe we will need additional funds to cover our expenses and commitments for the next twelve months. Our need for capital may change dramatically as we pursue our business plan during that period. Further, we cannot assure that we will be successful in consummating business opportunities on favourable terms or we will be able to profitably manage any business opportunities. Should we require additional capital, we may seek additional advances from officers, sell common stock or find other forms of debt financing.

As per our previously filed 8K the Company raised $3.6 Million in capital to cover the next fourteen months to expected cash flow from our Z.E.W.O.P. TM in Puebla. This financing fell through, however we fully intend on replacing it which may result in further dilution of shares.

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rules 13a-15(e) and 15d-15(e) promulgated under the Exchange Act. Based on this evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were effective at a reasonable assurance level as of June 30, 2015, the end of the period covered by this report.

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

There have been no sales of Company securities during the three months ended June 30, 2015.

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

Date: July 30, 2015

By: /s/ Rod Bartlett

Rod Bartlett

President,

Chief Executive Officer