Form 10-Q
period 2015-09-30
TRANSACT ENERGY CORP
filed 2015-11-06
CIK 1383394

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

  X .    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2015.

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of September 30, 2015:

48,200,348 shares issued and outstanding

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

The accompanying financial statements have been prepared by the Company without audit.  In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at September 30, 2015 and 2014 and for the periods then ended have been made.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted.  It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s December 31, 2014 management prepared financial statements.  The results of operations for the periods ended September 30, 2015 and 2014 are not necessarily indicative of the operating results for the full year.

 FINANCIAL STATEMENTS

TRANSACT ENERGY CORP.

[A Development Stage Company]

INTERIM FINANCIAL STATEMENTS

SEPTEMBER 30, 2015

______________

(Unaudited – Prepared by Management)

TRANSACT ENERGY CORP.

 [A Development Stage Company]

(Unaudited -  Prepared by Management)

CONTENTS

PAGE

—

Interim Balance Sheets

4

—

Interim Statements of Operations

5

—

Interim Statements of Cash Flows

6

—

Notes to Interim Financial Statements

7 - 14

TRANSACT ENERGY CORP.
(A Development Stage Company)
-----------------------------------------
INTERIM BALANCE SHEETS
( Unaudited - Prepared by Management)

ASSETS

	September 30,	December 31,
	2015	2014
Current
Cash	$354	$4,154
Receivable	96,755	79,822
Prepaid Expenses	108,264	108,264
Total Current Assets	205,373	192,240

Capital
Furniture & Equipment	1,011	1,422
Software	-	-
Total Capital Assets	1,011	1,422

Other
Incorporation Costs	11,791	11,791
Intellectual Property	130,520	130,520
Total Other Non-current Assets	142,311	142,311

	$348,695	$335,973

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current
Deposit from Stock Purchase	$12,440	$-
Bank indebtedness	-	-
Accounts payable	321,343	315,203
Accrued interest	1,405,402	1,178,917
Accrued interest - related party	295	313
Compensation payable	1,229,016	990,000
Notes payable - net of discount	242,946	245,702
Notes payable - Related parties, net of discount	10,393	13,331
Total Current Liabilities	3,221,835	2,743,466

Stockholders' Equity (Deficit)
Preferred stock, $.001 par value, 10,000,000 shares authorized no shares issued and outstanding	-	-
Common Stock, $.001 par value, 100,000,000 shares authorized 48,200,348 shares issued and outstanding	48,200	47,867
Capital in excess of par value	2,515,606	2,486,842
Subscriptions receivable	-	-
Deficit accumulated during the development stage	(5,436,946)	(4,942,202)

Total Stockholders' Equity (Deficit)	(2,873,140)	(2,407,493)

	$348,695	$335,973

The accompanying notes are an integral part of these financial statements.

TRANSACT ENERGY CORP.
(A Development Stage Company)
-----------------------------------------
INTERIM STATEMENTS OF OPERATIONS

( Unaudited - Prepared by Management)

	Cumulative
	from inception	Three months	Nine months	Three months	Nine months
	March 15, 2006	ended	ended	ended	ended
	September 30,	September 30,	September 30,	September 30,	September 30,
	2015	2015	2015	2014	2014

REVENUE	$-	$-	$-	$-	$-

EXPENSES
General and administrative	3,518,787	80,629	271,327	88,905	398,539
Unsuccessful lease purchases	18,673	-	-	-	-

Total Expenses	3,537,460	80,629	271,327	88,905	398,539

LOSS BEFORE OTHER INCOME (EXPENSE)	(3,537,460)	(80,629)	(271,327)	(88,905)	(398,539)

Interest income	50,954	-	-	-	-
Interest expense	(1,673,146)	(78,297)	(232,689)	(79,665)	(238,104)
Gain on debt settlement	34,864	-	-	-	-
Loss on write off of investment in lease	(12,684)	-	-	-	-
Allowance for loss on loans receivable and related interest	(299,474)	-	-	-	-

EARNINGS/LOSS FROM OPERATIONS
BEFORE INCOME TAXES	(5,436,946)	(158,926)	(504,016)	(168,570)	(636,643)

CURRENT TAX EXPENSE	-	-	-	-	-

DEFERRED TAX EXPENSE	-	-	-	-	-

NET LOSS	$(5,436,946)	$(158,926)	$(504,016)	$(168,570)	$(636,643)

EARNING/LOSS PER COMMON SHARE		$(0.003)	$(0.010)	$(0.005)	$(0.018)

The accompanying notes are an integral part of these financial statements.

TRANSACT ENERGY CORP.
(A Development Stage Company)
-----------------------------------------
INTERIM STATEMENTS OF CASH FLOWS

( Unaudited - Prepared by Management)

	Cumulative
	from inception	Nine months	Nine months
	March 15, 2006 to	ended	ended
	September 30,	September 30,	September 30,
	2015	2015	2014
Cash Flow From Operating Activities:
Net Gain/loss for the period	$(5,436,946)	$(504,016)	$(636,643)
Adjustments to reconcile net loss to cash used by
operating activities:
Stock issued for services	935,900	-	427,365
Stock issued for expenses	4,313	-	-
Debt issued for services	12,847	-	-
Amortization	4,663	410	-
Loss on write off of investment in lease	12,684	-	-
Allowance for interest receivable	50,954	-	-
Allowance for loans receivable	248,521	-	-
Interest expense from beneficial conversion feature on notes payable	124,548	-	-
Loss on stock subscriptions receivable	550,431	-	-
Gain on debt settlement	(34,864)	-	-
Change in assets and liabilities:		-	-
Decrease (Increase) in interest receivable	(50,954)	-	-
Decrease (Increase) in prepaid expenses	(108,264)	-	(23,239)
Decrease (Increase) in accounts receivable	(96,755)	(16,933)
Increase (decrease) in accounts payable	321,343	8,512	60,931
Increase in compensation payable	1,229,016	229,016	(138,744)
Increase in accrued interest	1,405,697	232,689	234,447
Net Cash (used) by Operating Activities	(826,866)	(50,322)	(75,883)

Cash Flows From Investing Activities:
Acquisition of oil and gas leases	(12,684)	-	-
Acquisition of Intellectual Property	(130,520)	-	-
Purchase of Equipment	(1,714)	-	1,714
Purchase of software	(3,480)	-	-
Loans receivable	(263,521)	-	-
Proceeds from loans receivable	15,000	-	-
Net Cash (Used) by Investing Activities	(396,919)	-	1,714

Cash Flow From Financing Activities
Proceeds from common stock issuance	979,833	36,995	136,563
Proceeds received for stock not yet issued	12,440	12,440	-
Stock offering costs	(13,263)	-	-
Proceeds from notes payable	686,661	37,065	-
Repayment of notes payable	(441,532)	(39,978)	(32,635)
Net Cash Provided by Financing Activities	1,224,139	46,522	103,928

Net Increase (Decrease) in Cash	354	(3,800)	29,759

Cash (Bank Indebtedness) at Beginning of Period	-	4,154	67

Cash at End of Period	$354	$354	$29,826

Supplemental Disclosures of Cash Flow Information:
Cash paid during the period for:
Interest	$-	$-	$-
Income taxes	$-	$-	$-

Supplemental Schedule of Noncash Investing and Financing Activities:
For the three month period ended June 30, 2015 and 2014:
Shares issued for services	$935,900	$-	$465,855
Shares issued on conversion of debt	$254,826	$-	$136,563
Shares issued for acquisition	$130,250	$-	$-
Shares issued to shareholders in exchange
for free trading shares	$554,744	$-	$-
Subscriptions receivable	$(550,431)	$-	$-
Beneficial conversion feature on notes payable	$59,084	$-	$-

The accompanying notes are an integral part of these financial statements.

TRANSACT ENERGY CORP.

[A Development Stage Company]

NOTES TO INTERIM FINANCIAL STATEMENTS

SEPTEMBER 30, 2015

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

Interim Condensed Financial Statements - The accompanying interim financial statements have been prepared by the Company without audit.  In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at September 30, 2015 and 2014 and for the periods then ended have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted.  It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s December 31, 2014 unaudited financial statements.  The results of operations for the periods ended September 30, 2015 and 2014 are not necessarily indicative of the operating results for the full year.

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

The Company has no tax positions at September 30, 2015 and 2014 for which the ultimate deductibility is highly certain but for which there is uncertainty about the timing of such deductibility.

The Company recognizes interest accrued related to unrecognized tax benefits in interest expense and penalties in operating expenses. During the years ended December 31, 2014 and 2013, the Company recognized no interest and penalties. The Company had no accruals for interest and penalties at September 30, 2015 and September 30, 2014. All tax years starting with 2008 are open for examination.

TRANSACT ENERGY CORP.

[A Development Stage Company]

NOTES TO INTERIM FINANCIAL STATEMENTS

SEPTEMBER 30, 2015

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

Accounting Standards Update (“ASU”) ASU No. 2009-05 (ASC Topic 820), which amends Fair Value Measurements and Disclosures – Overall, ASU No. 2009-13 (ASC Topic 605),Multiple-Deliverable Revenue Arrangements, ASU No. 2009-14 (ASC Topic 985), Certain Revenue Arrangements that include Software Elements, and various other ASU’s No. 2009-2 through ASU No. 2011-8 which contain technical corrections to existing guidance or affect guidance to specialized industries or entities were recently issued.  These updates have no current applicability to the Company or their effect on the financial statements would not have been significant.

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

TRANSACT ENERGY CORP.

[A Development Stage Company]

NOTES TO INTERIM FINANCIAL STATEMENTS

SEPTEMBER 30, 2015

(Unaudited – Prepared by Management)

NOTE 3 - SOFTWARE

	Accumulated		Net Book Value
	Cost	Amortization	September 30, 2015	December 31, 2014

Software	$3,480	$3,480	$0	$0

NOTE 4 – NOTES PAYABLE

The $10,000 convertible promissory note payable to a company whose shareholders hold less than 10% in TransAct is unsecured, bears interest at 10% per annum and was due and payable on March 31, 2010. The payee had the option to convert the entire principal amount on or before April 29, 2009 into common shares of the Company based on a conversion rate of $.00345 per share. No interest was payable if the principal was converted to shares of the Company. The payee did not exercise its conversion option. The note is currently outstanding and in October 2010 the Company issued a check in the amount of $11,876 as payment in full of principal and interest which was returned un-cashed by the payee. The Company is currently in dispute regarding the expiration date of the conversion option in the agreement and the note remains in default. At September 30, 2015 accrued interest was $ 6932.33.

The $17,500 promissory note payable to a company whose shareholders hold less than 10% in TransAct is unsecured, bears interest at 10% per annum and is due on demand. This note is currently in default. At September 30, 2015 accrued interest was $11373.37.

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

The $25,000 and $15,004.87 ($20,000 CAD) promissory notes payable dated April 22, 2011 and March 31, 2011 respectively are unsecured and bear interest at 60% per annum or $2,500 and $1,579 ($2,000 CAD) respectively whichever is greater. The notes are due on demand and may be prepaid in whole or part without penalty. Accrued interest was $ 107,216.82 at September 30, 2015.

The $ 3,751 ($5,000 CAD) promissory note payable dated September 12, 2011 is unsecured and bears interest at $ 395 ($500 CAD) up to September 16, 2011 and $ 39 ($50 CAD) per diem until all principal and interest is repaid. The note is due on demand and may be prepaid in whole or part without penalty. Accrued interest was $ 55,705.60 at September 30, 2015.

The $100,000 promissory note payable dated June 30, 2013 is unsecured and is non-interest bearing.

TRANSACT ENERGY CORP.

[A Development Stage Company]

NOTES TO INTERIM FINANCIAL STATEMENTS

SEPTEMBER 30, 2015

(Unaudited – Prepared by Management)

NOTE 4 - NOTES PAYABLE – CONTINUED

A $22,030 promissory note payable dated February 24, 2011 to a former officer (more than 1 year ago) bears interest of $6,000 and was due on March 4, 2011. This note is accruing interest at $360 per day for every day after March 4, 2011 until the note is repaid in full. At September 30, 2015 accrued interest was $ 608,152.96.

A $46,660 promissory note payable dated April 22, 2011 to a former officer (more than 1 year ago) bears interest at 1% per diem. A beneficial conversion feature of $2,750 was recorded as a discount to the notes with the offset to Additional Paid in Capital. In May 2011 the holder of the note converted $10,000 of principal into 750,000 shares of common stock and the discount was expensed to interest. The remaining balance of $36,660 is due on demand. At September 30, 2015 accrued interest was $ 598,404.

A $3,000 convertible promissory note payable to a former officer (more than 1 year ago) is secured by certain assets and equipment of the Company and bore interest at 8% per annum through the due date in November 2010 and is currently in default and bearing interest at 60% the highest lawful rate. A beneficial conversion feature of $3,000 has been recorded as a discount to the note with an offset to additional paid in capital. The discount was fully amortized in 2010. At September 30, 2015 accrued interest was $9,934.82.

A $10,000 convertible note dated June 22, 2015 is unsecured and bears interest at 8% per annum. The note is due on May 11, 2016 unless converted to common stock in advance of that date. At September 30, 2015 accrued interest was $223.56.

NOTE 5 – NOTES PAYABLE – RELATED PARTIES

Promissory notes payable after being adjusted at the end of September 30 2015 total $10,393.26 to an officer and shareholder are secured by certain assets and equipment of the Company and bear interest at 8% and 10% per annum and are due on demand. At September 30, 2015 accrued interest was $294.55

Accrued interest and late fees for the notes at September 30, 2015 and December 31, 2014 was $ 1,405,473 and $1,179,230 respectively.

NOTE 6 - CAPITAL STOCK

Preferred Stock - The Company has authorized 10,000,000 shares of preferred stock, $.001 par value, with such rights, preferences and designations and to be issued in such series as determined by the Board of Directors. No shares are issued and outstanding at September 30, 2015 and December 31, 2014.

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

SEPTEMBER 30, 2015

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

SEPTEMBER 30, 2015

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

NOTE 8 - RELATED PARTY TRANSACTIONS

Management Compensation –   The Company has accrued executive compensation of $173,774 to the President of the Company for the period ended September 30, 2015 (See Note 10).

The Company has accrued executive compensation of $65,242 to the SVP Technology of the Company for the year to date period ended September 30, 2015 (See Note 10).

TRANSACT ENERGY CORP.

[A Development Stage Company]

NOTES TO INTERIM FINANCIAL STATEMENTS

SEPTEMBER 30, 2015

(Unaudited – Prepared by Management)

NOTE 9 - LOSS PER SHARE

The following data show the amounts used in computing loss per share for the periods presented:

	Three months ended	Nine months ended	Three months ended	Nine months ended
	September 30, 2015	September 30, 2015	September 30, 2014	September 30, 2014
Loss available to common shareholders (numerator)	$(158,926)	$(504,016)	$(168,570)	$(636,643)

Weighted average number of common shares outstanding during the period used in loss per share (denominator)	48,200,348	48,090,886	47,263,426	36,282,845

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

TRANSACT ENERGY CORP.

[A Development Stage Company]

NOTES TO INTERIM FINANCIAL STATEMENTS

SEPTEMBER 30, 2015

(Unaudited – Prepared by Management)

NOTE 10 – COMMITMENTS AND CONTINGENCIES (Continued)

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

Consulting Agreement-On August 20th, 2014 the company entered into an Engineering Services Agreement to facilitate the design/build of the proprietary reactors for the Puebla, MX Zero Emissions Waste Optimization Plant. The estimated cost of the contract is $450,000 over the next 12 months, out of pocket reimbursements, cost plus 10% on all material and outside labor and a stock bonus of 150,000 common shares upon completion of the scope of work. This agreement will be amended to reflect the new location of the plant.  To date the company has paid $40,839.67 and has a payable of $12,546.

Subscription Agreement- Pursuant to an Agreement on September 27th, 2014 the company agreed to sell restricted securities of the Company in the form of common stock upon receipt of three tranches of capital equaling $1,200,000 each. The common stock is to be sold for $0.50 for the first tranche of 2,400,000 shares and is due in the week of September 28, 2014, $1.00 for the second tranche of 1,200,000 shares and is due in the week of March 1, 2015, $1.50 for the third tranche of 800,000 shares due in August 2nd, 2015. To date the first tranche has not been paid in and the agreement is not reflected on the balance sheet. February 2015 the subscribers of $3.6 Million dollars of our common stock advised us they would be unable to fulfill their commitment under the restricted securities agreement. We have received the same in writing and agreed to a settlement with the parties involved where they purchase 526,316 common shares @ $0.19. To date $12,440 has been received of the agreed $100,000 under the terms of the agreement and is recorded as a liability under “Deposit from Stock Purchase”.

On July 25, 2015 we received notification from a bank in Brazil that the balance due under the settlement agreement was in the process of being wired by the bank. We have not recorded this as a receivable on the Company’s financial statements or issued any common stock. In August we were advised the same bank had its assets frozen subject to a bankruptcy proceeding and thus the parties’ funds were frozen.

NOTE 11 – SUBSEQUENT EVENTS

On October 1, 2015 the company issued a convertible note for and received $4990.00 at 8% interest it was subsequently converted to 124,750 common shares of the company on October 2, 2015.

On October 2, 2015 the company issued a convertible note for and received $5900.00 at 8% interest.

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

On August 31, 2009, TransAct Energy completed and closed its initial public offering at twenty-five cents ($0.25) per share selling one million one hundred and two thousand shares (1,102,000) for a total capital raise of two-hundred and seventy-four thousand three hundred and ninety-eight dollars ($274,398 USD). The majority of these funds were placed with Aqua Terra Power as convertible notes to secure and develop the four (4) geothermal licenses in British Columbia, Canada; the balance was used to pay the costs of the offering and a small amount went to working capital.

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

2013 continued as a building year for both the company and its Waste Optimization division. We completed the acquisition of the ZEWOP technology from the Scottish Inventor and brought him on as a long term member of our team. We successfully negotiated a relationship with the international firm Fichtner Consulting Engineers in order to complete the certification of our plants going forward. We identified suppliers of waste for the proposed United Kingdom plants, initiated the relationships for the uptake of the Natural Gas and Electricity in the United Kingdom and tentatively sourced the capital required for the first plant in the United Kingdom. Globally we negotiated the intent to build a plant in Mexico that includes the required equity and waste. In Brazil we initiated a relationship to create a green energy fund in order to grow both the market in Brazil and the other strategic areas of South America. Initial talks have taken place with potential development partners for a few of the major Brazil markets pending the success of the UK or Mexico plant. In the USA and China, we are in talks with potential development partners that can deliver significant capital/waste and see our technology as the best solution going forward.

Throughout 2014 TransAct worked to finalize the engineering review and agreements necessary to develop the first Zero Emissions Waste Optimization Plants TM (Z.E.W.O.P.TM) in Puebla, Mexico. The plant under design is capable of processing 1320 metric tons per day of Municipal Solid Waste (“MSW”) and is estimated to cost approximately three hundred million dollars. In late November Fichtner Consulting Engineers reported they believed the Z.E.W.O.P. TM was able to process the MSW 100% into useable products without emissions. The Fichtner report provided TransAct the opportunity to submit the Waste Supply Agreement to the Municipality of Puebla, prepare off-take agreements for interested buyers of the Z.E.W.O.P. TM products and formalize the share purchase agreement with the Puebla Waste Consortium (“PWC”).  PWC intends on providing 30% of the capital required to build the Z.E.W.O.P. TM, while TransAct negotiates third party lenders for the remaining 70% of the cost through debt instruments.

Because of the specialized nature of many of the Z.E.W.O.P.TM components, we initiated some of the equipment procurement; as a result, we entered a design/supply agreement for our proprietary reactors with a specialized engineering firm.

2014 saw the Company form subsidiary corporations in Ireland and Mexico. In Ireland we established the wholly owned subsidiary “TransAct Energy Global Ltd”, this company will in turn wholly own each national subsidiary. The first national subsidiary of TransAct Global is “TransAct Energy Mexico” which will own a majority shareholding of each holding company that owns a Z.E.W.O.P.TM like “Puebla ZEWOP 1”.

The first quarter of 2015 was focused on finalizing the sale of the Puebla Z.E.W.O.P. TM products. These efforts included getting signed letters of intent from qualified buyers and preparing formal legal agreements for the same. We now have letters of intent from multiple qualified buyers for all of the expected product and agreements ready to go subject to finalizing our feed-stock agreement (Waste Supply Agreement) for the first plant. Also in the first quarter TransAct had to restart raising the capital required for the corporate operating budget for the next fourteen months, budgeted at $3.6 Million. The Solo Investments of Brazil (“Solo”) funding fell apart and we agreed to a one hundred thousand dollars ($100,000) common stock purchase at $0.19 per share as settlement, receiving nine thousand nine hundred and forty dollars ($9,940) of these funds in the second quarter and an additional $2,485 in the third quarter. To date it has not received the balance and as such under the terms of the agreement may not be required to issue the common stock.

The Company delivered the results of the Fichtner Report to the Puebla City Staff in December of 2014, after 6 months with no contract for the MSW feedstock in Puebla, Management set out in the second quarter to secure an alternate source of MSW. After reviewing and discussing several alternative municipalities we are now negotiating the details of an MSW supply agreement. The agreement we had with the Puebla Waste Consortium is terminated however the sales efforts were all to National/International companies whose interest in our products will not change with a change in location. The one hundred-million-dollar equity for the plant in Puebla disappeared with the termination of the consortium contract. An alternative source of the plant equity was sought during the second quarter with an investment group coming forward during this period. As soon as we finalize the feed-stock and sales contracts we will seek to formalize the required equity.

Throughout the third quarter our efforts focused on completing the due-diligence for the Mexican candidate feed-stocks including matching equity partners and buyers of the resulting products. To that end we now have several feed-stock agreements to negotiate through to a final agreement or dismiss depending on the outcome of the negotiations. The potential equity partners have been identified subject to finalizing the feed-stock agreement and pre-sales of the future products. The clients that signed letters of intent for the products have also been briefed on the potential feed-stock cities to re-confirm their commitment. Every effort was made during the quarter to keep the candidate banks for debt financing informed of our progress.

PLAN OF OPERATION

Z.E.W.O.P. TM is our opportunity to demonstrate to Mexico and the World a municipal scale solution to managing waste without emissions and land filling. Despite the delays and setbacks of Puebla our efforts will continue throughout the balance of 2015 to finalizing the Waste Supply Agreement, signing off on 75-80% of our product sales under off-take agreements and initiating the engineering review of our selected site for the plant in Mexico. These agreements completed should lead to the financing commitment we have been seeking for the $200 Million (+/-) debt portion of the first Z.E.W.O.P.TM. In the fourth quarter we should be in a position to complete the Puebla Z.E.W.O.P. TM building/plant design and permit/permission application process. Simultaneously we intend to initiate an EPC contract and its related subcontracts. TransAct hopes to establish manufacturing of our proprietary reactors in Mexico in order to supply the demand for both Mexico and the USA.  Subject to our funding draw down schedule and the permit/permission process we intend on constructing the Z.E.W.O.P. TM buildings starting in the second quarter of 2016. Provided all equipment manufacturers can supply their components we intend on assembling the plant through the balance of 2016 and initiating commissioning the beginning of 2017.

Once TransAct is confident the development of the first Z.E.W.O.P.TM is well underway it will proceed with the scheduling and planning of additional plants. This will include our first European Z.E.W.O.P.TM.

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

SUBSEQUENT EVENTS

On October 1, 2015 the company issued a convertible note for and received $4990.00 at 8% interest it was subsequently converted to 124,750 common shares of the company on October 2, 2015.

On October 2, 2015 the company issued a convertible note for and received $5900.00 at 8% interest.

RESULTS OF OPERATIONS

Results of Operations for the Three Months Ended September 30, 2015 Compared to the Three Months Ended September 30, 2014

Up to the period ended September 30, 2015, the Company worked diligently on its business and maintaining its reporting status with the SEC. However due to finances we were forced to file our 2014 Annual Report without auditor’s review. As a result of filing unaudited statements and changes to the over the counter bulletin board (“OTCBB”) we were downgraded from the OTCQB to the OTC Pinks. When we amend our filings to audited statements we can reapply to the OTCBB for an OTCQB listing.

We did not generate any revenue from July1, 2015 to September 30, 2015 as was the same for the three-month period in 2014. For the three months ended September 30, 2015 our general and administrative expenses were $80,269 compared to $88,905 for the same period in 2014. Expenses consisted primarily of compensation of $87,500 and adjustment for currency of ($9,088). Compensation was $62,500 for the three-month period ending September 30, 2014. Interest Expense for the three months ending September 30, 2015 was $78,297 compared to $79,665 for the same period in 2014. As a result, we have reported a net loss before taxes of ($158,926) for the Three Months ended September 30, 2014 compared to a loss of ($168,570) for the same period last year.

Stock-Based Compensation Costs

There was $0 stock based compensation for the period ended September 30, 2015 and $0 for 2014. Any shares issued are a part of our executive compensation plan, and are issued to obtain, retain and motivate our directors, executives and employees.

LIQUIDITY AND CAPITAL RESOURCES

As of September 30, 2015 our current assets are $205,373 made up of prepaid expenses of $108,264, receivables of $96,755 and $354 cash on hand. Our current liabilities consist of accounts payable in the amount of $321,343, accrued interest of $1,405,697, compensation payable of $1,229,016 and Notes payable, net of any discount of $253,339.

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rules 13a-15(e) and 15d-15(e) promulgated under the Exchange Act. Based on this evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were effective at a reasonable assurance level as of September 30, 2015, the end of the period covered by this report.

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

There have been no sales of Company securities during the three months ended September 30, 2015.

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

TRANSACT ENERGY CORP.

Date: November 5, 2015

                             By: /s/ Rod Bartlett

                                                                                                Rod Bartlett

                                                                                                President,

                                                                                                Chief Executive Officer