Form 10-K
period 2015-12-31
TRANSACT ENERGY CORP
filed 2016-02-09
CIK 1383394

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

(Mark One)

FORM 10-K

 X . ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2015

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).      . Yes  X . No

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter. On June 30th, 2015 the aggregate market value of the voting stock of Transact Energy Corp. held by non-affiliates of the registrant was $ $3,238,974.50.

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date: As of December 31, 2015 we had issued and outstanding 49,082,386 shares common stock, $.001 par value

APPLICABLE ONLY TO REGISTRANTS INVOLVED IN BANKRUPTCY

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

The Company's current corporate structure results from the issuance of founding shares equal to nine million four hundred thousand (9,400,000), an initial public offering (IPO) of one million one hundred and two thousand shares (1,102,000) at twenty-five cents ($0.25), the acquisition of a technology asset of two million six hundred thousand shares (2,600,000) and thirty-five million four hundred and forty-four thousand, three hundred and eighty-six (35,444,386) shares for operations (including consulting, management and debt settlement).

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

Because of the specialized nature of many of the Z.E.W.O.P. TM components we initiated some of the equipment procurement. As a result, we entered a design/supply agreement for our proprietary reactors with a specialized engineering firm in Australia.

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

At the beginning of 2015 we focused on finalizing the sale of the anticipated Z.E.W.O.P. TM products. These efforts included getting signed letters of intent from qualified buyers and preparing formal legal agreements for the same. We now have letters of intent from multiple qualified buyers for all of the expected product and agreements ready to go subject to finalizing our feed-stock agreement (Waste Supply Agreement) for the first plant.

In 2015 the Solo Investments of Brazil (“Solo”) funding of $3.6 Million, fell apart and we agreed to a one hundred thousand dollars ($100,000) common stock purchase at $0.19 per share as settlement, receiving nine thousand nine hundred and forty dollars ($9,940) of these funds in the second quarter and an additional $2,485 in the third quarter. At the yearend we elected to keep these funds as damages and are now able to pursue further action under the original contract if practical. The $3.6 million is still required however we elected in 2015 to hold off on this raise until the Waste Supply Agreement is signed.

The Company delivered the results of the Fichtner Report to the Puebla City Staff in December of 2014, after 6 months with no contract for the MSW feedstock in Puebla, Management set out in 2015 to secure an alternate source of MSW. After reviewing and discussing several alternative municipalities we are now negotiating the details of an MSW supply agreement. The agreement we had with the Puebla Waste Consortium is terminated however the sales efforts were all to National/International companies whose interest in our products will not change with a change in location. The one hundred-million-dollar equity for the plant in Puebla disappeared with the termination of the consortium contract. An alternative source of the plant equity is being sought during 2015 with a variety of investors coming forward during this period. As soon as we finalize the feed-stock and sales contracts we will seek to formalize the required equity.

In summary 2015’s efforts focused on completing the due-diligence for the Mexican candidate feed-stocks including matching equity partners and buyers of the resulting products. To that end we now have several feed-stock agreements to negotiate through to a final agreement or dismiss depending on the outcome of the negotiations. The potential equity partners have been identified subject to finalizing the feed-stock agreement and pre-sales of the future products. The clients that signed letters of intent for the products have also been briefed on the potential feed-stock cities to re-confirm their commitment. Every effort was made during the quarter to keep the candidate banks for debt financing informed of our progress and they appear to be continuing with their support.

Business Strategy

TransAct Energy Corp. has elected to focus entirely on the global development and dissemination of its zero emissions waste optimization plants (Z.E.W.O.P. TM).  The Z.E.W.O.P. TM makes ecological, economical, political and social sense. Becoming an engine that supports the circular economy in any community it enters sustainably. We originally elected to start in Europe the United Kingdom specifically because the legislation supporting the technology already existed. However, at the point we abandoned this strategy we did not have the funds or sales firmly in place in the U.K. When the original Mexican opportunity was presented it came with feed-stock, equity, permits and permissions; two years later we know that is not the case.

Our strategy going forward is too exploit the work and relationships that have been established in Mexico.  Despite the delays and setbacks of Puebla our efforts will continue throughout 2016 to finalize the Waste Supply Agreement in a large Mexican market, signing off on 75-80% of our product sales under off-take agreements and initiating the engineering review of our selected site for the plant in Mexico. These agreements completed should lead to the financing commitment we have been seeking for the $200 Million (+/-) debt portion of the first Z.E.W.O.P.TM. In 2016 we should be in a position to complete the Z.E.W.O.P. TM building/plant design and permit/permission application process. Simultaneously we intend to initiate an EPC contract and its related subcontracts. TransAct hopes to establish manufacturing of our proprietary reactors in Mexico in order to supply the demand for both Mexico and the USA. Subject to our funding draw down schedule and the permit/permission process we intend on constructing the Z.E.W.O.P. TM buildings in 2016. Provided all equipment manufacturers can supply their components we intend on assembling the plant through the balance of 2016 and initiating commissioning the beginning of 2017.

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

Z.E.W.O.P. TM is our opportunity to demonstrate to Mexico and the World a municipal scale solution to managing waste without emissions and land filling. Although we have been approached to build in the other North American cities we feel the market is best approached when the first Z.E.W.O.P. TM is fully operational in order to garner government agency support. This will insure a smoother entry into the other North American markets, once we break ground we will make sure major municipalities throughout the US and Canada are aware of our process so we get on the technology review lists.

Besides finding capital for individual projects, until such time as the first revenues from operations come in, our corporate operations will continue to be funded by raising money through private placements or public offerings. We anticipate bringing on an expanded management team to oversee our operational growth throughout this year and plan on raising additional capital as required. The first $3.6 Million of this budgeted capital should come in after the signing of the Waste Supply Agreement in 2016.

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

We currently have discussions and or contract negotiations with entities in Argentina, Brazil, Canada, China, Europe, Mexico and USA. Europe is the most advanced market with legislation in place targeting zero landfills, zero emissions within a few short years. The current Z.E.W.O.P. TM design for mass production has a plant size processing capacity of approximately 1320 metric tonnes per day of raw municipal solid waste (based on 2 Kgs per day per person, approximately 660,000 people in North America slightly less in Europe).

Our target service customers are corporations or municipalities with municipal solid waste, plastic, tires or medical waste as these are the most profitable waste streams. However, we can process any carbon based waste stream including sewage and agricultural.

Our target Z.E.W.O.P. TM product customers are current manufacturers of fuels for airlines, shipping companies, bus companies, trucking companies or fuel retailers requiring direct blend green fuels to meet legislated targets.  The EU 20/20 legislation started on January 1st of 2015 it requires a 20% green fuel blend by 2020. It creates customers needing a green fuel that can blend with existing refined fuels. Any airplane or ship landing in the EU will need 15% of its fuel to be green starting this year we anticipate being able to use our fuels going forward in this capacity upon EU certification.

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

Employees

At December 31, 2015, the Company has a combined CEO/CFO and a SVP Technology under contract with everyone else required by the company being fulfilled by consultants on a demand basis. Going forward we have pending agreements for a COO, SVP Business Development, VP Operations South America, VP Operations Mexico & Central America, VP Operations Europe and a VP Operations USA.

As the company ramps up the first Z.E.W.O.P. TM in Mexico it anticipates bringing on 75 employees in this subsidiary.

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

Most of the MSW is already under some form of long term contract awarded by the municipalities to a private company. It is the private companies that provide a barrier to the raw material and must be dealt with commercially to secure the waste from them until their contract expires.

Seasonality of Business

Waste from human activities is generated 365 days a year with slight seasonal variations occurring in MSW. Our facilities are designed to run every day of the year.

Industry Practices/Needs for Working Capital

The Company is heavily involved in development operations; therefore high levels of working capital will be committed, either directly or indirectly to the construction efforts. After a Z.E.W.O.P. TM becomes commercially operational, the needs of working capital are expected to be low. The Company is expecting to be significantly involved in development activities for the next 10 to 20 years.

Dependence on Few Customers

The waste being supplied to each Z.E.W.O.P. TM comes from hundreds of thousands of residence of a city; however, the contract is awarded by one customer, the city in question. Heavy dependency on one customer for the feedstock is mitigated by the form of agreement, long-term and guaranteed provided we stay operational.

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

Competitive Conditions

The interest in the waste optimization sector has continued to grow as have the amounts of garbage.  Every government on the planet is faced with these growing amounts of garbage and the mandate to use it as a resource rather than bury or burn it.  The demand for sustainable energy continues to increase almost everywhere on the planet at the same time. Climate changes affect the demand for heating and cooling and the lack of rain in certain areas impacts on the ability to produce hydro-electricity. Political instability or the threat there of, in oil producing regions sends countries that have petroleum based economies scrambling for alternatives. Economic instability impacts on many countries abilities to import energy causing them to look within their own borders for energy that provides autonomy.  Finally, the pressure is on all nations to look at and change the environmental impact of their waste.

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

Any technology that can produce clean energy from waste in a cost effective manner has a competitive advantage in the complex matrix of sustainable energy production. There have been no emissions free and cost effective energy from waste technologies to handle the ever growing waste. So governments have settled for incineration with scrubbers that remove the pollutants to established levels. The new emission targets being established for waste going forward, limits the competition. TransAct’s Z.E.W.O.P. TM at present will be the only technology capable of meeting the future conditions of competition in this arena.

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

As of December 31st, 2015, there are 64 active shareholders of record holding 35,372,011 restricted shares of the Company’s common stock and 13,174,375 unrestricted shares eligible for trading of which 11,393,487 are considered active shares. The total issued and outstanding is 49,082,386 shares of common stock. The holders of common stock are entitled to one vote for each share held of record on all matters submitted to a vote of stockholders. Holders of the common stock have no pre-emptive rights and no right to convert their common stock into any other securities. There is no redemption or sinking fund provisions applicable to the common stock.

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

Item 6. Selected Financial Data.

Not Applicable.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

In order to leverage the waste optimization technology, the Company acquired in 2013 it needed to build the first municipal scale zero emissions waste optimization plant (Z.E.W.O.P. TM). The company spent the past two years working on the components required to develop the first municipal scale, Z.E.W.O.P. TM in, Mexico. These components included an irrevocable long term waste supply of 1320 tonnes per day of municipal solid waste, 30% of the equity required to build the plant approximately $100 Million USD, a financing for the balance of the plant-cost approximately $225 Million, an acceptable place to build the plant, a recognized engineering firm that could verify the plant could process the municipal waste 100% into useable products without emissions and presales of the products to credit worthy buyers.

To that end, we formed an initial share-purchase agreement on January 30, 2014 with the consortium from Puebla that was willing to provide the required equity and could assist in many of the other components. This group provided $300,000 to the Company as part of a deposit required under the agreement for a phase one engineering review to be completed by Fichtner Consulting Engineers. The review was completed at the end of November 2014 and stated the Z.E.W.O.P. TM would be capable of processing the contemplated 1320 tonnes of municipal solid waste 100 % into eighteen (18) useable products/commodities without emissions to land, air or water. The consortium failed to deliver on the rest of its obligations under the agreement and as such the agreement was formally terminated. The $300,000 has not been returned to the consortium or its members and at this point has been treated as part of a receivable attributed to our subsidiary Puebla Z.E.W.O.P. 1.

The review process required us to contract a specialty engineering firm that will design/build our proprietary reactors specific to the Z.E.W.O.P. TM in order to confirm the reactor inputs and outputs.  The overall contract is estimated at five-hundred and twelve thousand dollars plus material and fabricating costs.

The company formed a wholly owned subsidiary “TransAct Global Limited” in Ireland and had it form a wholly owned subsidiary TransAct Mexico which in turn formed a subsidiary Puebla ZEWOP 1, which will hold the first Z.E.W.O.P.TM in Mexico.

The incorporations and the pre-development work are reflected on our balance sheet under current assets and other non-current assets. The engineering, accounting and legal works resulted in some additional accounts payable.

The working capital required throughout the year came through short-term notes all except $100,000 of which were converted to common stock of the Company. This capital is reflected on the balance sheet under Small Loans and an increase in common stock and capital in excess of par value.

Financing efforts for the Z.E.W.O.P.TM in, Mexico although progressing, did not result in material contracts and as such did not impact on our financial results. Market development efforts will not be material and reflected in our financial statements until bonafide’ agreements are monetized.

The revenue reflected in the financials is a result of funds paid by Solo Investment towards a settlement agreement and then forfeited.

Plan of Operation

For the 2016 year the Company’s focus is to:

1.)

Secure working capital for the Company significant enough to maintain accounts payable at a current status and fund day to day corporate costs through to cash-flow from first operations, including expansion of corporate management team in order facilitate global dissemination of Z.E.W.O.P. TM;

2.)

Complete the development of the Z.E.W.O.P. TM in Mexico as follows;

a.

Finalize waste supply agreement, share purchase, Product Purchase Agreements;

b.

Secure all required permits and permissions;

c.

Finalize debt portion of plant cost;

d.

Complete EPC contracts and supplier agreements;

e.

Initiate site development, construction and assembly of plant.

3.)

Initiate second Mexico Z.E.W.O.P. TM contracts in order to launch development in 2017.

4.)

Continue with European market entrance towards end of 2016.

Results of Operations

Period from January 1, 2015 to December 31, 2015

We generated twelve thousand four hundred and forty ($12,440 USD) dollars in revenue from January 1, 2015 to December 31, 2015. For the year ended December 31, 2015 our general administrative expenses were $418,745. Currently our general administrative expenses consist primarily of management fees (92.5%) and consulting fees (5%).  During 2015 we recorded interest expense of $310,355 as a result of notes payable. As a result, we have reported a net loss of $716,660 for the period ended December 31, 2015. Our total net loss from inception on March 15, 2006 through December 31, 2015 was $(5,658,862).

Stock-Based Compensation Costs

Stock-based compensation represents 6.53% of the Company’s operating expenses for the fiscal year ended December 31, 2015. The stocks are a part of our annual executive compensation plan, and are issued to obtain, retain and motivate our directors, executives and employees.

Liquidity and Capital Resources

At December 31, 2015 we had total assets of $370,871. Our Current assets are $227,693. We have completely written down our software. Current liabilities at December 31, 2015 totalled $3,413,746 they consisted of accounts payable in the amount of $305,401, accrued interest of $1,473,711, compensation payable in the amount of $1,292,380, notes payable net in the amount of $342,254.

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

The Company has limited capability without significant assets or earnings to raise debt. The development of Z.E.W.O.P. TM the core business of the Company will rely on debt markets. In order to attract this capital, the Company will have to secure long term waste supply contracts and long term product sales contracts both from high credit worthy entities. The Company will have to agree to encumber the assets associated with each Z.E.W.O.P. TM and all net revenue until the debt is retired. This arrangement will restrict the Company’s ability to pay dividends to its shareholders.

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

Contractual Obligations

We have material commitments for the next twelve months that include the office facilities, support staff, supporting professionals (including our accountants, lawyers and auditors) and the management compensation agreements. We will require additional capital to meet our liquidity needs. As a result, we must express substantial doubt about our ability to continue as a going concern. In the past, we have relied on capital contributions from shareholders to supplement operating capital when necessary. We anticipate that we will receive sufficient contributions from shareholders to continue operations for at least the next twelve months. However, there are no agreements or understandings to this effect. We may sell common stock, take loans from officers, directors or shareholders or enter into debt financing agreements.

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

Off Balance Sheet Arrangements

As of December 31, 2015, the Company does not have any off balance sheet arrangements.

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rules 13a-15(e) and 15d-15(e) promulgated under the Exchange Act and based on the criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were effective at a reasonable assurance level as of December 31, 2015, the end of the period covered by this Report. However, anticipating greater levels of business activity in the near term we expect that we will require a financial controller in order to maintain our disclosure controls and procedures. Steps have been taken to bring on this person in a timely manner.

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

Our management, with the participation of the President, evaluated the effectiveness of the Company’s internal control over financial reporting as of December 31, 2015.  In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework.  Based on this evaluation, our management, with the participation of the President, concluded that, as of December 31, 2015, our internal control over financial reporting was effective.

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

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Identification of Directors, Executive Officers and Significant Employees

The following sets forth certain information concerning the current directors, executive officers and significant employees of our company. Each director has been elected to serve until our next annual meeting of stockholders and until his successor has been elected and qualified. Each executive officer serves at the discretion of the board of directors of our Company, and each has been elected for a 1year term.

NAME	AGE	POSITION

Roderick C. Bartlett (1)	59	Chief Operating Officer acting Chief Financial Officer and Director Corporate Secretary
Tina VanderHeyden (2)	64	Director
Joseph F. Dickson (1) (2)	60	COO, Director
Des Biali (2)	68	Director

(1)	Member of the Compensation and Governance Committees.
(2)	Independent Director.

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

Rod Bartlett. President, CEO and Director has over 39 years of experience in business development. Rod was a founding shareholder of TransAct Energy Corp. and has been instrumental in bringing it through the regulatory and business development process. Rod is heavily involved in the negotiations related to securing future business for the company. During the last decade, Rod has been active in the public markets. ActionView International (advertising), Quest Oil (oil & gas), and S2C Global Systems (water distribution) are a few of the companies that he has been instrumental in developing and taking them to the next level.

Des Biali (B.Sc. Electrical Engineering, P.Eng.). Director & Advisory Board Member:  Des Biali has owned and operated DB Systems Inc. for the past 29 years. Prior to this, he was an Engineering Consultant with R.J. Wong and Associates Ltd., responsible for detailed engineering, design, and construction supervision of major projects. Mr. Biali has a degree in engineering, post graduate training in advanced control systems from the University of Saskatchewan, Canada and is a licensed member of the Association of Professional Engineers in British Columbia and Saskatchewan, Canada.

Joseph F. Dickson. COO, Director: Joseph Dickson was the Chief Operating Officer of Innovation Fuels, Inc. out of Syracuse, NY leading the company’s bio-diesel plant operation and project development efforts from Sept. 2007 until Dec. 2009. Mr. Dickson was the Director of Entrepreneurship at Syracuse University, Syracuse, NY from Feb. 2006 to Sept. 2007, the COO, Integrated Defense Systems, Inc., Glen Rock, PA from June 2005 to Jan. 2006 and the COO, Drug Risk Solutions, LLC a drug discovery company from June 2000 to June 2005. Mr. Dickson has 40 years of business experience in new ventures, business plan execution, organizational management, and operations. He has a background in high tech product design and development, manufacturing, and sales and marketing to commercial and military markets gained while working at GE and other high tech companies. He started and successfully financed two companies in the microelectronics and information technology industries. He has an undergraduate degree in chemistry and an MBA.

Tina VanderHeyden. Director: Tina VanderHeyden is a senior level executive with 32 years diverse funding and business development experience in both the public and private sectors.  For the green technology sector, she recently completed funding and co-managed the installation of a major geothermal system and HVAC overhaul for a “Heritage” estate. In addition to her long term fundraising work in the education and cultural sectors, she spent several years leading research and funding for bio-tech and new technology start-ups including new business development for the Bedminster BioEnergy Technology; which uses recovered high quality Biomass to provide renewable energy.

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

Item 11. Executive Compensation.

We have a formal compensation agreements or employment contracts with our Chief Executive Officer and our SVP Technology. We do not currently have a compensation agreement with our BOD and our Advisory Board members, although we intend to do so in the future. All Officers, Directors and Advisory Board members are reimbursed for their expenses related to Company service. Our active officers did receive compensation for the year ended December 31, 2015. The Directors were paid $6,834 in restricted stock awards for the 2015 year on Dec 31, 2015.

SUMMARY COMPENSATION TABLE

Name and Principal Position	Year Ended	Annual Compensation			Long Term Compensation			All Other Compensation ($)
					Awards		Payouts
		Salary ($)	Bonus ($)	Other Annual Compensation ($)	Restricted Stock Awards ($)	Securities Underlying Options/ SARs (#)	LTIP Payouts ($)
Roderick Bartlett, CEO,
President and Director	2014	$250,000	-0-	-0-	$6,834.00	-0-	-0-	$-0-

Des Biali, Director	2014	$-0-	-0-	-0-	$6,834.00	-0-	-0-	$-0-

Joe F. Dickson, Director	2014	$-0-	-0-	-0-	$6,834.00	-0-	-0-	$-0-

Bruce Hutchon,
SVP Technology	2014	$108,189	-0-	-0-	-0-	-0-	-0-	$-0-

Tina Vanderheyden, Director	2014	$-0-	-0-	-0-	$6,834.00	-0-	-0-	$-0-

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth as of December 31, 2015, the name and shareholdings of each person known to us that either directly or beneficially holds more than 5% of our 49,082,386 issued and outstanding shares of common stock, $.001 par value. The table also lists the name and shareholdings of each director and of all officers and directors as a group. Except as otherwise indicated, the persons named in the table have sole voting and dispositive power with respect to all shares beneficially owned, subject to community property laws where applicable.

Name & Address	Title of Class	Number of Shares Beneficially Owned	% of Class
Roderick Bartlett (1) Suite 207 - 23705 IH 10 West San Antonio, TX, 78257	Common	10,529,241	21.45%
Jenny Chen ------------------------ Taipei, Taiwan	Common	3,373,331	6.87%
Tina VanderHeyden (1) c/o Suite 207 - 23705 IH 10 West San Antonio, TX, 78257	Common	394,080	0.80%
Joe F Dickson (1) 2345 Tucker Rd, New Woodstock, NY 13122	Common	884,423	1.80%
Des Biali (1) 126 Kahana Nui Rd Lahaina, HI, USA 96761	Common	569,000	1.16%
Bruce Hutchon Roxstone House, 24 Murrayfield Ave, Murryfield UK EH126AX	Common	3,617,254	7.37%
Linda Hutchon Roxstone House, 24 Murrayfield Ave, Murryfield UK EH126AX	Common	1,300,000	2.65%
All directors and executive officers as a group: (4 person)	Common	12,376,744	25.22%

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

Item 14. Principal Accounting Fees and Services.

The fees for services billed by Pritchett, Siler & Hardy, P.C. to the Company in the last two fiscal years were as follows:

	Twelve months ended on	Twelve months ended on
	December 31, 2015	December 31, 2014

Audit Fees	$0	$0
Audit-Related Fees	$0	$0
Tax Fees	$0	$0
All Other Fees	$0	$0
Total Fees	$0	$0

Audit Fees. There were no fees charged in 2015 as no audit of our financial statements for our annual report on Form 10-K and the review of our quarterly financial statements for our quarterly reports on Form 10-Q that are customary under auditing standards generally accepted in the United States took place. There were no fees charged in 2014 as no professional services were rendered in connection with the audit of our financial statements for our annual report on Form 10-K nor did they do a review of our quarterly financial statements for our quarterly reports on Form 10-Q that are customary under auditing standards generally accepted in the United States. Our Auditors accrued interest in 2014 against our outstanding account of $6,355.38.

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

PART IV

Item 15. Exhibits, Financial Statement Schedules.

(a) Index to Financial Statements and Financial Statement Schedules

The following un-audited financial statements are included on the pages indicated:

F-1 Balance Sheets as of December 31, 2015 and 2014

F-2 Statements of Operations for the years ended December 31, 2015 and 2014

F-3 Statements of Stockholders' Equity (Deficit) for the years ended December 31, 2015 and 2014

F-4 Statements of Cash Flows for the years ended December 31, 2015 and 2014

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

TRANSACT ENERGY CORP.

By: /s/ Roderick C. Bartlett	Chief Executive Officer, Corporate Secretary	February 5, 2016
Roderick C. Bartlett

By /s/ Roderick Bartlett	Chief Financial Officer,	February 5, 2016
Roderick Bartlett

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By: /s/ Roderick C. Bartlett	Director	February 5, 2016
Roderick C. Bartlett

By /s/ Tins VanderHeyden	Director	February 5, 2016
Tina VanderHeyden

By: /s/ Des Biali	Director	February 5, 2016
Des Biali
By: /s/ Joe F. Dickson
Joe F. Dickson	Director	February 5, 2016

TRANSACT ENERGY CORP.

[A Development Stage Company]

FINANCIAL STATEMENTS

DECEMBER 31, 2015

______________

(Unaudited)

TRANSACT ENERGY CORP.

 [A Development Stage Company]

(Unaudited)

TRANSACT ENERGY CORP.
(A Development Stage Company)
__________________________
INTERIM BALANCE SHEETS
( Unaudited-Prepared by Management)

ASSETS
	December 31,	December 31,
	2015	2014
Current
Cash	$22,674	$4,154
Receivable	96,755	79,822
Prepaid expenses	108,264	108,264
Total Current Assets	227,693	192,240

Capital
Furniture & Equipment	867	1,422
Software	-	-
Total Capital Assets	867	1,422

Other
Incorporation Costs	11,791	11,791
Intellectual Property	130,520	130,520
Total Other Non-current Assets	142,311	142,311

	$370,871	$335,973

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current
Bank indebtedness	$-	$-
Accounts payable	305,401	315,203
Accrued interest	1,473,633	1,178,917
Accrued interest - related party	78	313
Compensation payable	1,292,380	1,000,000
Notes payable - net of discount	342,254	245,702
Notes payable - Related parties, net of discount	-	3,331
Total Current Liabilities	3,413,746	2,743,466

Stockholders' Equity (Deficit)
Preferred stock, $.001 par value, 10,000,000 shares authorized no shares issued and outstanding	-	-
Common Stock, $.001 par value, 100,000,000 shares authorized 49,082,386 shares issued and outstanding	49,082	47,867
Capital in excess of par value	2,566,905	2,486,842
Subscriptions receivable	-	-
Deficit accumulated during the development stage	(5,658,862)	(4,942,202)

Total Stockholders' Equity (Deficit)	(3,042,875)	(2,407,493)

	$370,871	$335,973

The accompanying notes are an integral part of these financial statements.

TRANSACT ENERGY CORP.
(A Development Stage Company)
__________________________
INTERIM STATEMENTS OF OPERATIONS
(Unaudited-Prepared by Management)

	Cumulative
	from inception	For the	For the
	March 15, 2006	Year ended	Year ended
	December 31,	December 31,	December 31,
	2015	2015	2014

REVENUE	$12,440	$12,440	$-

EXPENSES
General and administrative	3,675,477	418,745	504,163
Unsuccessful lease purchases	18,673	-	-

Total Expenses	3,694,150	418,745	504,163

LOSS BEFORE OTHER INCOME (EXPENSE)	(3,681,710)	(406,305)	(504,163)

Interest income	50,954	-	-
Interest expense	(1,750,812)	(310,355)	(322,878)
Gain on debt settlement	34,864	-	-
Loss on write off of investment in lease	(12,684)	-	-
Allowance for loss on loans receivable and related interest	(299,474)	-	-

LOSS FROM OPERATIONS
BEFORE INCOME TAXES	(5,658,862)	(716,660)	(827,041)

CURRENT TAX EXPENSE	-	-	-

DEFERRED TAX EXPENSE	-	-	-

NET LOSS	$(5,658,862)	$(716,660)	$(827,041)

EARNING/LOSS PER COMMON SHARE		$(0.015)	$(0.02)

The accompanying notes are an integral part of these financial statements.

TRANSACT ENERGY CORP.
(A Development Stage Company)
STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)
__________________________
FROM INCEPTION ON MARCH 15, 2006 THROUGH DECEMBER 31, 2015
(Unaudited-Prepared by Management)
						Deficit
						Accumulated
					Capital in	During the
	Preferred stock		Common Stock		Excess of	Development
	Shares	Amount	Shares	Amount	Par Value	Stage
BALANCE, March 15,2006	-	$-	-	$-	$-	$-

Issuance of 8,500,000 shares of common stock for cash at $.001 per share, April 2006	-	-	8,500,000	8,500	-	-

Issuance of 900,000 shares of common stock for cash at $.05 per share, August 2006	-	-	900,000	900	44,100	-

Net loss for the period ended December 31, 2006	-	-	-	-	-	(12,181)

BALANCE, December 31, 2006	-	-	9,400,000	9,400	44,100	(12,181)

Net loss for the period ended December 31, 2007	-	-	-	-	-	(22,024)

BALANCE, December 31, 2007	-	-	9,400,000	9,400	44,100	(34,205)

Net loss for the period ended December 31, 2008	-	-	-	-	-	(54,563)

BALANCE, December 31, 2008	-	-	9,400,000	9,400	44,100	(88,768)

Issuance of 1,102,000 shares of common stock for cash at $.25 per share, September 2009	-	-	1,102,000	1,102	274,398	-

Deferred offering costs offset against offering	-	-	-	-	(13,263)	-

Beneficial conversion feature on notes payable	-	-	-	-	65,464	-

Net loss for the period ended December 31, 2009	-	-	-	-	-	(191,386)

BALANCE, December 31, 2009	-	-	10,502,000	10,502	370,699	(280,154)

Issued for services at $ .55 per share	-	-	135,000	135	74,115	-

Issued for services at $ 1.39 per share	-	-	48,775	49	67,693	-

Shares issued to existing shareholders in exchange for 1,008,625 free trading shares valued at $.50 per share	-	-	1,109,488	1,110	553,634	-

Issuance of 7,770,148 common shares pursuant to conversion of notes payable at $ .01 per share	-	-	7,770,148	7,770	69,931	-

Issuance of 315,909 common shares valued at $.41 -$.47 per share in exchange for compensation and consulting services	-	-	315,909	316	142,934	-

Beneficial conversion feature on notes payable	-	-	-	-	56,334	-

Issuance of 83,333 common shares on conversion of debt at $.18 per share	-	-	83,333	83	14,917	-

Net loss for the year ended December 31,2010	-	-	-	-	-	(1,086,561)

BALANCE, December 31, 2010	-	-	19,964,653	19,965	1,350,257	(1,366,715)

Issuance of 838,235 shares of common stock for cash at $.15,$.17 & $.20 per share, June 2011	-	-	838,237	838	139,162	-

Issuance of 375,739 common shares valued at $.015 per share pursuant to compensation agreements	-	-	375,739	376	5,260	-

Issuance of 404,040 common shares on conversion of notes payable at $.03 per share	-	-	404,040	404	11,596	-

Issuance of 750,000 common shares on conversion of debt at $.013 per share	-	-	750,000	750	9,250	-

Beneficial conversion feature on notes payable	-	-	-	-	2,750	-

Net loss for the year ended December 31,2011	-	-	-	-	-	(1,545,762)

BALANCE, December 31, 2011	-	-	22,332,669	22,333	1,518,275	(2,912,477)

Issuance of 3,316,500 common shares valued at $0.035 per share in exchange for consulting services	-	-	3,316,500	3,317	116,078	-

Issuance of 275,000 common shares valued at $0.0182 per share for financing services	-	-	275,000	275	4,730	-

Issuance of 625,000 common shares valued at $0.05 per share for compensation services	-	-	625,000	625	24,375	-

Issuance of 119,783 common shares valued at $0.045 per share for compensation services	-	-	119,783	120	5,869	-

Beneficial conversion feature on notes payable	-	-	-	-	-	-

Net loss for the year ended December 31,2012	-	-	-	-	-	(929,603)

BALANCE, December 31, 2012	-	-	26,668,952	26,670	1,669,327	(3,842,080)

Issuance of 2,600,000 common shares valued at $.0502 per share for technology purchase agreement	-	-	2,600,000	2,600	127,920	-

Issuance of 500,000 common shares at a valued at $.0501 per share for compensation services	-	-	500,000	500	24,550	-

Cancellation of 250,000 common shares;125,000 shares valued at $.0501 and 125,000 shares valued at $.05 for compensation services	-	-	(250,000)	(250)	(11,013)	-

Issuance of 555,556 common shares at $.036 per share for conversion of note	-	-	555,556	556	19,444	-

Beneficial conversion feature on notes payable	-	-	-	-	-	-

Net loss for the year ended December 31,2013	-	-	-	-	-	(281,831)

BALANCE, December 31, 2013	-	-	30,074,508	30,075	1,830,228	(4,122,827)

Issuance of 475,080 common shares for compensation services at a value of $.041 per share.	-	-	475,080	475	19,003	-

Issuance of 14,210,235 common shares for $397,887 of compensation payable.	-	-	14,210,235	14,210	383,677	-

Issuance of 200,000 common shares for compensation services at a value of $.05 per share.	-	-	200,000	200	9,800	-

Issuance of 474,360 common shares pursuant to a convertible option of notes payable totaling $23,718 at $.05 per share.	-	-	474,360	474	23,244	-

Issuance of 221,778 common shares pursuant to a convertible option of notes payable totaling $9,980 at $.045 per share.	-	-	221,778	222	9,758	-

Issuance of 300,000 common shares pursuant to a convertible option of notes payable totaling $18,000 at $.06 per share.	-	-	300,000	300	17,700	-

Issuance of 665,750 common shares pursuant to a convertible option of notes payable totaling $39,975 at $.06 per share.	-	-	665,750	666	39,279	-

Issuance of 641,715 common shares pursuant to a convertible option of notes payable totaling $44,920 at $.07 per share.	-	-	641,715	642	44,278	-

Issuance of 229,750 common shares pursuant to an Offshore Securities Agreement totaling $50,545 @ $0.22 per share	-	-	229,750	230	50,315	-

Issuance of 233,921 common shares for compensation services totaling $33,333.68 at a value of $0.1425 per share	-	-	233,921	234	33,100	-

Issuance of 140,000 common shares for compensation services totaling $26,600 at a value of $0.19 per share	-	-	140,000	140	26,460	-

Beneficial conversion feature on notes payable	-	-	-	-	-	-

Net loss for the year ended December 31,2014	-	-	-	-	-	(827,041)

BALANCE, December 31, 2014	-	-	47,867,097	47,867	2,486,842	(4,942,202)

Issuance of 99,750 common shares pursuant to a convertible option of notes payable totaling $9,975 at $.10 per share.	-	-	99,750	100	9,875	-

Issuance of 83,417 common shares pursuant to a convertible option of notes payable totaling $10,010 at $.12 per share.	-	-	83,417	83	9,927	-

Issuance of 83,417 common shares pursuant to a convertible option of notes payable totaling $10,010 at $.12 per share.	-	-	83,417	83	9,927	-

Issuance of 66,667 common shares pursuant to a convertible option of notes payable totaling $7,000 at $.105 per share.	-	-	66,667	67	6,933	-

Issuance of 124,750 common shares pursuant to a convertible option of notes payable totaling $4,990 at $.04 per share.	-	-	124,750	125	4,940	-

Issuance of 147,725 common shares pursuant to a convertible option of notes payable totaling $5,909 at $.04 per share.	-	-	147,725	148	5,850	-

Issuance of 73,563 common shares pursuant to a convertible option of notes payable totaling $5,885 at $.08 per share.	-	-	73,563	74	5,811	-

Issuance of 536,000 common shares for compensation services totaling $27,336 at a value of $0.051 per share.	-	-	536,000	536	26,800	-

Beneficial conversion feature on notes payable	-	-	-	-	-	-

Net loss for the year ended December 31,2015	-	-	-	-	-	(716,660)

BALANCE, December 31, 2015	-	$-	49,082,386	$49,083	$2,566,905	$(5,658,862)

The accompanying notes are an integral part of these financial statements.

TRANSACT ENERGY CORP.
(A Development Stage Company)
__________________________
INTERIM STATEMENTS OF CASH FLOWS
(Unaudited-Prepared by Management)

	Cumulative
	from inception	For the	For the
	March 15, 2006 to	Year ended	Year ended
	December 31,	December 31,	December 31,
	2015	2015	2014
Cash Flow From Operating Activities:
Net loss for the period	$(5,658,862)	$(716,660)	$(827,041)
Adjustments to reconcile net loss to cash used by
operating activities:
Stock issued for services	963,236	27,336	487,299
Stock issued for expenses	4,313	-	-
Debt issued for services	12,847	-	-
Amortization	4,807	555	773
Loss on write off of investment in lease	12,684	-	-
Allowance for interest receivable	50,954	-	-
Allowance for loans receivable	248,521	-	-
Interest expense from beneficial conversion feature on notes payable	124,548	-	-
Loss on stock subscriptions receivable	550,431	-	-
Gain on debt settlement	(34,864)	-	-
Change in assets and liabilities:
Decrease (Increase) in interest receivable	(50,954)	-	-
Decrease (Increase) in prepaid expenses	(108,264)	-	(22,739)
Decrease (Increase) in accounts receivable	(96,755)	(16,933)	(79,822)
Increase (decrease) in accounts payable	305,401	(6,840)	128,039
Increase in compensation payable	1,292,380	302,379	(112,247)
Increase in accrued interest	1,473,711	310,355	305,359
Net Cash (used) by Operating Activities	(905,866)	(99,808)	(120,379)

Cash Flows From Investing Activities:
Acquisition of oil and gas leases	(12,684)	-	-
Acquisition of Intellectual Property	(130,520)	-	(130,520)
Purchase of software	(3,480)	-	-
Purchase of equipment	(1,714)	-	(1,714)
Loans receivable	(263,521)	-	-
Proceeds from loans receivable	15,000	-	-
Net Cash (Used) by Investing Activities	(396,919)	-	(132,234)

Cash Flow From Financing Activities
Proceeds from common stock issuance	996,617	53,779	226,562
Proceeds received for stock not yet issued	-	-	-
Stock offering costs	(13,263)	-	-
Proceeds from notes payable	749,621	100,025	137,000
Repayment of notes payable	(407,516)	(35,476)	(106,826)
Net Cash Provided by Financing Activities	1,325,459	118,328	256,736

Net Increase (Decrease) in Cash	22,674	18,520	4,123

Cash at Beginning of Period	-	4,154	31

Cash (Bank Indebtedness) at End of Period	$22,674	$22,674	$4,154

Supplemental Disclosures of Cash Flow Information:
Cash paid during the period for:
Interest	$-	$-	$-
Income taxes	$-	$-	$-

Supplemental Schedule of Noncash Investing and Financing Activities:
For the years ended December 31, 2015 and 2014:
Shares issued for services	$963,236	$-	$487,299
Shares issued on conversion of debt	$308,605	$53,779	$140,125
Shares issued for acquisition	$130,250	$-	$-
Shares issued to shareholders in exchange for free trading shares	$554,744	$-	$-
Subscriptions receivable	$(550,431)	$-	$-
Beneficial conversion feature on notes payable	$59,084	$-	$-

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

The Company has no tax positions at December 31, 2015 and 2014 for which the ultimate deductibility is highly certain but for which there is uncertainty about the timing of such deductibility.

The Company recognizes interest accrued related to unrecognized tax benefits in interest expense and penalties in operating expenses. During the years ended December 31, 2015 and 2014, the Company recognized no interest and penalties. The Company had no accruals for interest and penalties at December 31, 2015 and 2014. All tax years starting with 2008 are open for examination.

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

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

NOTE 3 – SOFTWARE

		Accumulated	Net Book Value
	Cost	Amortization	2015	2014

Software	$3,480	$3,480	$-	$-

NOTE 4 – NOTES PAYABLE

The $10,000 convertible promissory note payable to a company whose shareholders hold less than 10% in TransAct is unsecured, bears interest at 10% per annum and was due and payable on March 31, 2010. The payee had the option to convert the entire principal amount on or before April 29, 2009 into common shares of the Company based on a conversion rate of $.00345 per share. No interest was payable if the principal was converted to shares of the Company. The payee did not exercise its conversion option. The note is currently outstanding and in October 2010 the Company issued a check in the amount of $11,876 as payment in full of principal and interest which was returned un-cashed by the payee. The Company is currently in dispute regarding the expiration date of the conversion option in the agreement and the note remains in default. At December 31, 2015 accrued interest was $ 7184.

The $17,500 promissory note payable to a company whose shareholders hold less than 10% in TransAct is unsecured, bears interest at 10% per annum and is due on demand. This note is currently in default. At December 31, 2015 accrued interest was $11,814.

The $25,000 and $14,451 ($20,000 CAD) promissory notes payable dated April 22, 2011 and March 31, 2011 respectively are unsecured and bear interest at 60% per annum or $2,500 and $1,445 ($2,000 CAD) respectively whichever is greater. The notes are due on demand and may be prepaid in whole or part without penalty. Accrued interest was $ 111,686 at December 31, 2015.

The $ 3,613 ($5,000 CAD) promissory note payable dated September 12, 2011 is unsecured and bears interest at $ 361 ($500 CAD) up to September 16, 2011 and $ 36 ($50 CAD) per diem until all principal and interest is repaid.

The note is due on demand and may be prepaid in whole or part without penalty. Accrued interest was $ 56,973 at December 31, 2015.

The $100,000 promissory note payable dated June 30, 2013 is unsecured and is non-interest bearing.

A $22,030 promissory note payable dated February 24, 2011 to a former officer (more than 6 months ago) bears interest of $6,000 and was due on March 4, 2011. This note is accruing interest at $360 per day for every day after March 4, 2011 until the note is repaid in full. At December 31, 2015 accrued interest was $ 641,273.

NOTE 4 - NOTES PAYABLE – CONTINUED

A $46,660 promissory note payable dated April 22, 2011 to a former officer (more than 6 months ago) bears interest at 1% per diem. A beneficial conversion feature of $2,750 was recorded as a discount to the notes with the offset to Additional Paid In Capital. In May 2011 the holder of the note converted $10,000 of principal into 750,000 shares of common stock and the discount was expensed to interest. The remaining balance of $36,660 is due on demand. At December 31, 2015 accrued interest was $ 632,435.

A $3,000 convertible promissory note payable to a former officer (more than 6 months ago) is secured by certain assets and equipment of the Company and bore interest at 8% per annum through the due date in November 2010 and is currently in default and bearing interest at 60% the highest lawful rate. A beneficial conversion feature of $3,000 has been recorded as a discount to the note with an offset to additional paid in capital. The discount was fully amortized in 2010. At December 31, 2014 accrued interest was $10,389.

A $10,000 convertible note dated June 22, 2015 is unsecured and bears interest at 8% per annum. The note is due on May 11, 2016 unless converted to common stock in advance of that date. At December 31, 2015 accrued interest was $425.20.

The $100,000 promissory note payable to a company whose shareholders hold less than 10% in TransAct is unsecured, bears interest at 8% per annum and is due Dec 2, 2016. At December 31, 2015 accrued interest was $482.

NOTE 5 – NOTES PAYABLE – RELATED PARTIES

Promissory notes were paid out up to and including the end of December 2015 to an officer and shareholder were secured by certain assets and equipment of the Company and bared interest at 8% and 10% per annum and were due on demand. At December 31, 2015 accrued and remaining interest was $77.53.

Accrued interest and late fees for the notes at December 31, 2015 and December 31, 2014 was $1,473,711 and $1,179,230 respectively.

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

NOTE 6 - CAPITAL STOCK - CONTINUED

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

NOTE 6 - CAPITAL STOCK - CONTINUED

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

In October 2015 the Company authorized the issuance of 124,750 common shares pursuant to a convertible option of notes payable totaling $4,990 at $.04 per share.

In November 2015 the Company authorized the issuance of 147,725 common shares pursuant to a convertible option of notes payable totaling $5,909 at $.04 per share.

In November 2015 the Company authorized the issuance of 73,563 common shares pursuant to a convertible option of notes payable totaling $5,885 at $.08 per share.

In December 2015 the Company authorized the issuance of 536,000 common shares for compensation payable totaling $27,336 at $.051 per share.

See Note 11 regarding a subscription agreement dated September 27, 2014

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

NOTE 7 - INCOME TAXES – CONTINUED

The Company has no tax provisions at December 31, 2015 and 2014, for which the ultimate deductibility is highly certain but for which there is uncertainty about the timing of such deductibility.

The Company recognizes interest accrued related to unrecognized tax benefits in interest expense and penalties in operating expenses. During the periods ended December 31, 2015 and 2014, the Company recognized no interest and penalties. The Company had no accruals for interest and penalties at December 31, 2015 and December 31, 2014.

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

Net deferred tax assets (liabilities) consist of the following components as of December 31, 2015 and 2014:

		2015		2014

Deferred tax assets:	$		$
NOL Carryover		716,660		827,041
Related Party Accrual		-		-
Valuation allowance		(716,660)		(827,041)

Net deferred tax assets		$-		$-

The income tax provision differs from the amount of estimated income tax determined by applying the U.S. federal income tax rate to pretax income from continuing operations for the periods ended December 31, 2015 and 2014 due to the following:

	2015	2014

Book Loss (20% statutory rate)	$(143,332)	$(165,408)

Valuation allowance	143,332	165,408

Tax at effective rate	$-	$-

At December 31, 2015, the Company had net operating loss carry forwards of approximately $ 5,658,862 that may be offset against future taxable income from the year 2015 through 2035. No tax benefit has been reported in the December 31, 2015 or 2014 financial statements since the potential tax benefit is offset by a valuation allowance of the same amount.

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

NOTE 9 - RELATED PARTY TRANSACTIONS

Management Compensation -

The Company has also accrued executive compensation of $250,000 to the President of the Company for the year ended December 31, 2015 (See Note 11).

The Company has accrued executive compensation of $108,189 to the SVP Technology of the Company for the year to date period ended December 31, 2015 (See Note 11).

NOTE 10 - LOSS PER SHARE

The following data show the amounts used in computing loss per share for the periods presented:

	Year ended December, 31, 2015	Year ended December, 31, 2014

Loss from operations available to common shareholders (numerator)	$(716,660)	$(827,041)

Weighted average number of common shares outstanding during the period used in loss per share (denominator)	48,134,960	42,277,538

Dilutive loss per share was not presented; as the Company had no common equivalent shares for all periods presented that would affect the computation of diluted loss per share.

NOTE 11 – COMMITMENTS AND CONTINGENCIES

Compensation agreement – The President and Chief Executive Officer agreement pays an annual base salary of $250,000, with an inflation escalator, a cash bonus annually based on 5% of EBITDA and a stock bonus formulated around the return on invested capital where the issued and outstanding stock of the Company times the rate of return divided by ten will equate to the stock issued.

Compensation agreement – The Senior Vice President of Technology agreement pays an annual base salary of $100,000 Starting June 2013, with a cost of living escalator, cash bonus annually based on 0.25% of EBITDA and a stock bonus formulated around the return on invested capital where the issued and outstanding stock of the Company times the rate of return divided by forty will equate to the stock issued.

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

NOTE 11 – COMMITMENTS AND CONTINGENCIES (Continued)

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

Share-purchase Agreement – On January 30, 2014 the Company entered a share-purchase agreement for shares in a proposed subsidiary that would own and operate a zero emissions waste optimization plant (Z.E.W.O.P.TM) in Puebla, Mexico. The agreement provided for the purchaser to own up to 45% of the subsidiary. The Purchaser advanced $300,000 of the agreed 30% of CAPEX to the Company to facilitate a phase one engineering review. With a positive outcome to the review the Company formed the subsidiary in question Puebla ZEWOP 1.

The Puebla ZEWOP 1 share purchase agreement was not updated and the terms of the original agreement have not been fulfilled by the consortium resulting in the termination of the same. The subsidiary is currently not committed to build and operate a 1320 tonne per day Z.E.W.O.P.TM estimated at $320 Million USD. The Company has a receivable due from the subsidiary at December 31, 2014 of $96,755.

Consulting Agreement-On August 20th, 2014 the company entered into an Engineering Services Agreement to facilitate the design/build of the proprietary reactors for the Puebla, MX Zero Emissions Waste Optimization Plant. The estimated cost of the contract is $450,000 over the next 12 months, out of pocket reimbursements, cost plus 10% on all material and outside labor and a stock bonus of 150,000 common shares upon completion of the scope of work. This agreement will be amended to reflect the new location of the plant.  All amounts under the agreement are current

Subscription Agreement- Pursuant to an Agreement on September 27th, 2014 the company agreed to sell restricted securities of the Company in the form of common stock upon receipt of three tranches of capital equaling $1,200,000 each. The common stock is to be sold for $0.50 for the first tranche of 2,400,000 shares and is due in the week of September 28, 2014, $1.00 for the second tranche of 1,200,000 shares and is due in the week of March 1, 2015, $1.50 for the third tranche of 800,000 shares due in August 2nd, 2015. To date the first tranche has not been paid in and the agreement is not reflected on the balance sheet. February 2015 the subscribers of $3.6 Million dollars of our common stock advised us they would be unable to fulfill their commitment under the restricted securities agreement. We have received the same in writing and agreed to a settlement with the parties involved where they purchase 526,316 common shares @ $0.19. To date $12,440 has been received of the agreed $100,000. Under the terms of the agreement the funds received as of December 2015 have been treated as forfeited and the settlement agreement terminated. We are now entitled to exercise any punitive rites of the original agreement.

NOTE 12 – SUBSEQUENT EVENTS

There are no contracted material events that took place after the year end of December 31, 2015.