Form 10-Q
period 2016-03-31
TRANSACT ENERGY CORP
filed 2016-04-29
CIK 1383394

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

  X . QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2016.

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

      . Yes         . No

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of March 31, 2016:

49,082,386 shares issued and outstanding

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

The accompanying financial statements have been prepared by the Company without audit.  In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at March 31, 2016 and 2015 and for the periods then ended have been made.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted.  It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s December 31, 2015 management prepared financial statements.  The results of operations for the periods ended March 31, 2016 and 2015 are not necessarily indicative of the operating results for the full year.

TRANSACT ENERGY CORP.

[A Development Stage Company]

INTERIM FINANCIAL STATEMENTS

MARCH 31, 2016

______________

(Unaudited – Prepared by Management)

TRANSACT ENERGY CORP.

[A Development Stage Company]

(Unaudited - Prepared by Management)

CONTENTS

PAGE

Interim Balance Sheets	5

Interim Statements of Operations	6

Interim Statements of Cash Flows	7 -8

Notes to Interim Financial Statements	9 - 16

TRANSACT ENERGY CORP.
(A Development Stage Company)

INTERIM BALANCE SHEETS
( Unaudited - Prepared by Management)

ASSETS	March 31,	December 31,
	2016	2015
Current
Cash	$4,939	$22,674
Receivable	96,755	96,755
Prepaid Expenses	109,264	108,264
Total Current Assets	210,958	227,693

Capital
Furniture & Equipment	724	867
Software	-	-
Total Capital Assets	724	867

Other
Incorporation Costs	11,791	11,791
Intellectual Property	130,520	130,520
Total Other Non-current Assets	142,311	142,311

	$353,993	$370,871

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current
Bank indebtedness	$-	$-
Accounts payable	300,052	305,401
Accrued interest	1,552,930	1,473,633
Accrued interest - related party	78	78
Compensation payable	1,381,927	1,292,380
Notes payable - net of discount	350,629	342,254
Notes payable - Related parties, net of discount	-	-
Total Current Liabilities	3,585,616	3,413,746

Stockholders' Equity (Deficit)
Preferred stock, $.001 par value, 10,000,000 shares authorized no shares issued and outstanding	-	-
Common Stock, $.001 par value, 100,000,000 shares authorized 49,082,386 shares issued and outstanding	49,082	49,082
Capital in excess of par value	2,566,905	2,566,905
Subscriptions receivable	-	-
Deficit accumulated during the development stage	(5,847,610)	(5,658,862)
Total Stockholders' Equity (Deficit)	(3,231,623)	(3,042,875)

	$353,993	$370,871

The accompanying notes are an integral part of these financial statements.

TRANSACT ENERGY CORP.
(A Development Stage Company)

INTERIM STATEMENTS OF OPERATIONS
( Unaudited - Prepared by Management)

	Cumulative
	from inception	Three months	Three months
	March 15, 2006	ended	ended
	March 31,	March 31,	March 31,
	2016	2016	2015

REVENUE	$12,440	$-	$-

EXPENSES
General and administrative	3,784,928	109,451	74,203
Unsuccessful lease purchases	18,673	-	-

Total Expenses	3,803,601	109,451	74,203

LOSS BEFORE OTHER INCOME (EXPENSE)	(3,791,161)	(109,451)	(74,203)

Interest income	50,954	-	-
Interest expense	(1,830,109)	(79,297)	(76,716)
Gain on debt settlement	34,864	-	-
Loss on write off of investment in lease	(12,684)	-	-
Allowance for loss on loans receivable and related interest	(299,474)	-	-

LOSS FROM OPERATIONS BEFORE INCOME TAXES	(5,847,610)	(188,748)	(150,919)

CURRENT TAX EXPENSE	-	-	-

DEFERRED TAX EXPENSE	-	-	-

NET LOSS	$(5,847,610)	$(188,748)	$(150,919)

LOSS PER COMMON SHARE		$(0.004)	$(0.003)

The accompanying notes are an integral part of these financial statements.

TRANSACT ENERGY CORP.
(A Development Stage Company)

INTERIM STATEMENTS OF CASH FLOWS
( Unaudited - Prepared by Management)

	Cumulative
	from inception	Three months	Three months
	March 15, 2006 to	ended	ended
	March 31,	March 31,	March 31,
	2016	2016	2015
Cash Flow From Operating Activities:
Net loss for the period	$(5,847,610)	$(188,748)	$(150,919)
Adjustments to reconcile net loss to cash used by operating activities:
Stock issued for services	963,236	-	-
Stock issued for expenses	4,313	-	-
Debt issued for services	12,847	-	-
Amortization	4,950	143	141
Loss on write off of investment in lease	12,684	-	-
Allowance for interest receivable	50,954	-	-
Allowance for loans receivable	248,521	-	-
Interest expense from beneficial conversion feature on notes payable	124,548	-	-
Loss on stock subscriptions receivable	550,431	-	-
Gain on debt settlement	(34,864)	-	-
Change in assets and liabilities:
Decrease (Increase) in interest receivable	(50,954)	-	-
Decrease (Increase) in prepaid expenses	(109,264)	(1,000)	-
Decrease (Increase) in accounts receivable	(96,755)	-	(16,933)
Increase (decrease) in accounts payable	300,052	(5,349)	7,425
Increase in compensation payable	1,381,927	89,547	67,000
Increase in accrued interest	1,553,008	79,297	68,490
Net Cash (used) by Operating Activities	(931,976)	(26,110)	(24,796)

Cash Flows From Investing Activities:
Acquisition of oil and gas leases	(12,684)	-	-
Acquisition of Intellectual Property	(130,520)	-	-
Purchase of software	(3,480)	-	-
Purchase of furniture & equipment	(1,714)	-	-
Loans receivable	(263,521)	-	-
Proceeds from loans receivable	15,000	-	-
Net Cash (Used) by Investing Activities	(396,919)	-	-

Cash Flow From Financing Activities
Proceeds from common stock issuance	996,617	-	28,627
Proceeds received for stock not yet issued	-	-	-
Stock offering costs	(13,263)	-	-
Proceeds from notes payable	757,996	8,375	-
Repayment of notes payable	(407,516)	-	(3,309)
Net Cash Provided by Financing Activities	1,333,834	8,375	25,318

Net Increase (Decrease) in Cash	4,939	(17,735)	522

Cash (Bank Indebtedness) at Beginning of Period	-	22,674	4,154

Cash at End of Period	$4,939	$4,939	$4,676

(Continued)

Supplemental Disclosures of Cash Flow Information:
Cash paid during the period for:
Interest	$-	$-	$-
Income taxes	$-	$-	$-

Supplemental Schedule of Noncash Investing and Financing Activities:
For the three month period ended March 31, 2014 and 2013:
Shares issued for services	$963,236	$-	$-
Shares issued on conversion of debt	$308,605	$-	$36,995
Shares issued for acquisition	$130,250	$-	$-
Shares issued to shareholders in exchange for free trading shares	$554,744	$-	$-
Subscriptions receivable	$(550,431)	$-	$-
Beneficial conversion feature on notes payable	$59,084	$-	$-

The accompanying notes are an integral part of these financial statements.

TRANSACT ENERGY CORP.

[A Development Stage Company]

NOTES TO INTERIM FINANCIAL STATEMENTS

MARCH 31, 2016

(Unaudited – Prepared by Management)

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization - TransAct Energy Corp. (“the Company”) was organized under the laws of the State of Nevada on March 15, 2006. The Company is in the business of developing and managing sustainable energy production facilities globally. The Company has generated nominal revenues and is considered a development stage company as defined in Accounting Standards Codification (“ASC”) Topic No. 915. The Company has, at the present time, not paid any dividends and any dividends that may be paid in the future will depend upon the financial requirements of the Company and other relevant factors.

Interim Condensed Financial Statements - The accompanying interim financial statements have been prepared by the Company without audit.  In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at March 31, 2016 and 2015 and for the periods then ended have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted.  It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s December 31, 2015 unaudited financial statements.  The results of operations for the periods ended March 31, 2016 and 2015 are not necessarily indicative of the operating results for the full year.

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

The Company has no tax positions at March 31, 2016 and 2015 for which the ultimate deductibility is highly certain but for which there is uncertainty about the timing of such deductibility.

The Company recognizes interest accrued related to unrecognized tax benefits in interest expense and penalties in operating expenses. During the years ended December 31, 2015 and 2014, the Company recognized no interest and penalties. The Company had no accruals for interest and penalties at March 31, 2016 and March 31, 2015. All tax years starting with 2008 are open for examination.

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

MARCH 31, 2016

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

NOTE 3 – SOFTWARE

	Accumulated		Net Book Value
	Cost	Amortization	March 31, 2016	December 31, 2015

Software	$3,480	$3,480	$0	$0

NOTE 4 – NOTES PAYABLE

The $10,000 convertible promissory note payable to a company whose shareholders hold less than 10% in TransAct is unsecured, bears interest at 10% per annum and was due and payable on March 31, 2010. The payee had the option to convert the entire principal amount on or before April 29, 2009 into common shares of the Company based on a conversion rate of $.00345 per share. No interest was payable if the principal was converted to shares of the Company. The payee did not exercise its conversion option. The note is currently outstanding and in October 2010 the Company issued a check in the amount of $11,876 as payment in full of principal and interest which was returned un-cashed by the payee. The Company is currently in dispute regarding the expiration date of the conversion option in the agreement and the note remains in default. At March 31, 2016 accrued interest was $ 7,434.

TRANSACT ENERGY CORP.

[A Development Stage Company]

NOTES TO INTERIM FINANCIAL STATEMENTS

MARCH 31, 2016

(Unaudited – Prepared by Management)

NOTE 4 – NOTES PAYABLE – CONTINUED

The $17,500 promissory note payable to a company whose shareholders hold less than 10% in TransAct is unsecured, bears interest at 10% per annum and is due on demand. This note is currently in default. At March 31, 2016 accrued interest was $12,251.

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

The $25,000 and $14,451 ($20,000 CAD) promissory notes payable dated April 22, 2011 and March 31, 2011 respectively are unsecured and bear interest at 60% per annum or $2,500 and $1,445 ($2,000 CAD) respectively whichever is greater. The notes are due on demand and may be prepaid in whole or part without penalty. Accrued interest was $ 117,587 at March 31, 2016.

The $ 3,613 ($5,000 CAD) promissory note payable dated September 12, 2011 is unsecured and bears interest at $ 361 ($500 CAD) up to September 16, 2011 and $ 36 ($50 CAD) per diem until all principal and interest is repaid. The note is due on demand and may be prepaid in whole or part without penalty. Accrued interest was $ 60,260 at March 31, 2016.

The $100,000 promissory note payable dated June 30, 2013 is unsecured and is non-interest bearing.

A $22,030 promissory note payable dated February 24, 2011 to a former officer (more than 1 year ago) bears interest of $6,000 and was due on March 4, 2011. This note is accruing interest at $360 per day for every day after March 4, 2011 until the note is repaid in full. At March 31, 2016 accrued interest was $ 674,033.

A $46,660 promissory note payable dated April 22, 2011 to a former officer (more than 1 year ago) bears interest at 1% per diem. A beneficial conversion feature of $2,750 was recorded as a discount to the notes with the offset to Additional Paid in Capital. In May 2011 the holder of the note converted $10,000 of principal into 750,000 shares of common stock and the discount was expensed to interest. The remaining balance of $36,660 is due on demand. At March 31, 2016 accrued interest was $ 666,096.

A $3,000 convertible promissory note payable to a former officer (more than 1 year ago) is secured by certain assets and equipment of the Company and bore interest at 8% per annum through the due date in November 2010 and is currently in default and bearing interest at 60% the highest lawful rate. A beneficial conversion feature of $3,000 has been recorded as a discount to the note with an offset to additional paid in capital. The discount was fully amortized in 2010. At March 31, 2016 accrued interest was $10,838.

A $10,000 convertible note dated June 22, 2015 is unsecured and bears interest at 8% per annum. The note is due on May 11, 2016 unless converted to common stock in advance of that date. At March 31, 2016 accrued interest was $625.

TRANSACT ENERGY CORP.

[A Development Stage Company]

NOTES TO INTERIM FINANCIAL STATEMENTS

MARCH 31, 2016

(Unaudited – Prepared by Management)

NOTE 4 – NOTES PAYABLE – CONTINUED

The $100,000 promissory note payable to a company whose shareholders hold less than 10% in TransAct is unsecured, bears interest at 8% per annum and is due Dec 2, 2016. At March 31, 2016 accrued interest was $2,477.

NOTE 5 – NOTES PAYABLE – RELATED PARTIES

Promissory notes were paid out up to and including the end of December 2015 to an officer and shareholder were secured by certain assets and equipment of the Company and bared interest at 8% and 10% per annum and were due on demand. At March 31, 2016 accrued and remaining interest was $77.53.

Accrued interest and late fees for the notes at March 31, 2016 and December 31, 2015 was $ 1,553,008 and $1,473,711 respectively.

NOTE 6 – CAPITAL STOCK

Preferred Stock - The Company has authorized 10,000,000 shares of preferred stock, $.001 par value, with such rights, preferences and designations and to be issued in such series as determined by the Board of Directors. No shares are issued and outstanding at March 31, 2016 and December 31, 2015.

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

MARCH 31, 2016

(Unaudited – Prepared by Management)

NOTE 6 – CAPITAL STOCK – CONTINUED

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

MARCH 31, 2016

(Unaudited – Prepared by Management)

NOTE 6 – CAPITAL STOCK – CONTINUED

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

NOTE 8 – RELATED PARTY TRANSACTIONS

Management Compensation –   The Company has accrued executive compensation of $1,266,866 to the President of the Company to the period ended March 31, 2016 (See Note 10).

The Company has accrued executive compensation of $115,601 to the SVP Technology of the Company to the period ended March 31, 2016 (See Note 10) of $115,601.

NOTE 9 – LOSS PER SHARE

The following data shows the amounts used in computing loss per share for the periods presented:

	Three months ended	Three months ended
	March 31, 2016	March 31, 2015
Loss available to common shareholders (numerator)	$(188,748)	$(150,919)

Weighted average number of common shares outstanding during the period used in loss per share (denominator)	49,082,386	47,870,759

Dilutive loss per share was not presented; as the Company had no common equivalent shares for all periods presented that would affect the computation of diluted loss per share.

TRANSACT ENERGY CORP.

[A Development Stage Company]

NOTES TO INTERIM FINANCIAL STATEMENTS

MARCH 31, 2016

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

Compensation agreement – The Senior Vice President of Technology agreement pays an annual base salary of $100,000 Starting June 2013, with a cash bonus annually based on 0.25% of EBITDA and a stock bonus formulated around the return on invested capital where the issued and outstanding stock of the Company times the rate of return divided by forty will equate to the stock issued. This contract was terminated effective April 1, 2016.

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

Loan Agreement-Pursuant to an Agreement on June 28th, 2012 that was extended to August 31, 2012 and then on Aug 30th, 2012 to November 15th, 2012, and is now extended to May 15, 2014; where originally on May 11, 2012 the Company arranged for 3,005,000 free trading shares to be placed as additional security for a $100,000 loan as a retainer for a financing of 100 million dollars. TransAct had a Memorandum of Understanding (MOU) to receive one third or 30 million dollars of this financing. The financing was not completed.

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

Consulting Agreement-On August 20th, 2014 the company entered into an Engineering Services Agreement to facilitate the design/build of the proprietary reactors for the Puebla, MX Zero Emissions Waste Optimization Plant. The estimated cost of the contract is $450,000 over the next 12 months, out of pocket reimbursements, cost plus 10% on all material and outside labor and a stock bonus of 150,000 common shares upon completion of the scope of work. This agreement will be amended to reflect the new location of the plant.  All amounts under the agreement are current

TRANSACT ENERGY CORP.

[A Development Stage Company]

NOTES TO INTERIM FINANCIAL STATEMENTS

MARCH 31, 2016

(Unaudited – Prepared by Management)

NOTE 10 – COMMITMENTS AND CONTINGENCIES (Continued)

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

NOTE 11 – SUBSEQUENT EVENTS

On March 30, 2016 the company issued a convertible note for and received $8,375 at 8% interest it was subsequently converted to 104,688 common shares of the company on April 12, 2015.

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

The first 90 days of 2016 have been focused on negotiating four specific opportunities for MSW feed-stock in the greater Guadalajara area, the greater Mexico City region and the greater Puebla region of Mexico. We are now providing written proposals directly to two cities, waiting for a proposal in writing from a private contractor to process its contracted MSW and waiting for the other private group to secure their long term contract from Mexico City. Each opportunity will satisfy our need for thirteen-hundred and twenty metric tons per day of MSW feed-stock before we can start our first municipal scale Z.E.W.O.P. TM.

PLAN OF OPERATION

TransAct Energy Corp. has elected to focus entirely on the global development and dissemination of its zero emissions waste optimization plants (Z.E.W.O.P. TM).  The Z.E.W.O.P. TM makes ecological, economic, cultural and social sense. Becoming an engine that supports the circular economy in any community it enters sustainably. We originally elected to start in Europe the United Kingdom specifically because the legislation supporting the technology already existed. However, at the point we abandoned this strategy we did not have the funds or sales firmly in place in the U.K. When the original Mexican opportunity was presented it came with feed-stock, equity, permits and permissions; two years later we know that is not the case.

Our strategy going forward is too exploit the work and relationships that have been established in Mexico.  Despite the delays and setbacks of Puebla our efforts will continue throughout 2016 to finalize the Waste Supply Agreement in a large Mexican market, signing off on 75-80% of our product sales under off-take agreements and initiating the engineering review of our selected site for the plant in Mexico. These agreements completed should lead to the financing commitment we have been seeking for the $200 Million (+/-) debt portion of the first Z.E.W.O.P.TM. In 2016 we should be in a position to complete the Z.E.W.O.P. TM building/plant design and permit/permission application process. Simultaneously we intend to initiate an EPC contract and its related subcontracts. TransAct hopes to establish manufacturing of our proprietary reactors in Mexico in order to supply the demand for both Mexico and the USA.  Subject to our funding draw down schedule and the permit/permission process we intend on constructing the Z.E.W.O.P. TM buildings in late 2016. Provided all equipment manufacturers can supply their components we intend on assembling the plant through the 2017 and initiating commissioning the beginning the latter part of 2017.

Once TransAct is confident the development of the first Z.E.W.O.P.TM is well underway it will proceed with the scheduling and planning of additional plants. This will include our first European Z.E.W.O.P. TM.  South America, including Brazil and now Argentina has generated multiple opportunities for Z.E.W.O.P. TM and the capital required to develop these opportunities. We intend on continuing to work these opportunities in order to secure a foothold in these markets.

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

For the balance of the 2016 year the Company’s focus is to:

1)

Secure working capital for the Company significant enough to maintain accounts payable at a current status and fund day to day corporate costs through to cash-flow from first operations, including expansion of corporate management team in order facilitate global dissemination of Z.E.W.O.P. TM;

2)

Complete the development of the Z.E.W.O.P. TM in Mexico as follows;

a)

Finalize waste supply agreement, share purchase, Product Purchase Agreements;

b)

Secure all required permits and permissions;

c)

Finalize debt portion of plant cost;

d)

Complete EPC contracts and supplier agreements;

e)

Initiate site development, construction and assembly of plant.

3)

Initiate second Mexico Z.E.W.O.P. TM contracts in order to launch development in 2017.

4)

Continue with European market entrance towards end of 2016.

SUBSEQUENT EVENTS

On March 30, 2016 the company issued a convertible note for and received $8,375 at 8% interest it was subsequently converted to 104,688 common shares of the company on April 12, 2016.

RESULTS OF OPERATIONS

Results of Operations for the Three Months Ended March 31, 2016 Compared to the Three Months Ended March 31, 2015

Up to the period ended March 31, 2016, the Company worked diligently on its business and maintaining its reporting status with the SEC. However due to finances we were forced to file our 2015 Annual Report without auditor’s review. As a result of filing unaudited statements and changes to the over the counter bulletin board (“OTCBB”) we were downgraded from the OTCQB to the OTC Pinks. When we amend our filings to audited statements we can reapply to the OTCBB for a OTCQB listing.

We did not generate any revenue from January1, 2016 to March 31, 2016 as was the same for the three-month period in 2015. For the three months ended March 31, 2016 our general and administrative expenses were $109,451 compared to $74,203 for the same period in 2015. Expenses consisted primarily of compensation of $89,547 and travel of $14,265.  Compensation was $87,500 for the three-month period ending March 31, 2015. Interest Expense for the three months ending March 31, 2016 was $79,297 compared to $76,716 for the same period in 2015. As a result, we have reported a net loss before taxes of ($188,748) for the Three Months ended March 31, 2015 compared to a loss of ($150,919) for the same period last year.

Stock-Based Compensation Costs

There was $0 stock based compensation for the period ended March 31, 2016 and $0 for 2015. Any shares issued are a part of our executive compensation plan, and are issued to obtain, retain and motivate our directors, executives and employees.

LIQUIDITY AND CAPITAL RESOURCES

As of March 31, 2016 our current assets are $210,958 made up of prepaid expenses of $109,264, receivables of $96,755 and $4,939 cash on hand. Our current liabilities consist of accounts payable in the amount of $300,052, accrued interest of $1,553,008, compensation payable of $1,381,927 and Notes payable, net of any discount of $350,629.

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

As per our previously filed 8K the Company raised $3.6 Million in capital to cover the next fourteen months to expected cash flow from our Z.E.W.O.P. TM in Mexico. This financing fell through, however we fully intend on replacing it which may result in further dilution of shares.

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rules 13a-15(e) and 15d-15(e) promulgated under the Exchange Act. Based on this evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were effective at a reasonable assurance level as of March 31, 2016, the end of the period covered by this report.

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

There have been no sales of Company securities during the three months ended March 31, 2016.

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

Date: April 27, 2016

By: /s/ Rod Bartlett

Rod Bartlett

President,

Chief Executive Officer