Form 10-Q
period 2016-06-30
TRANSACT ENERGY CORP
filed 2016-08-05
CIK 1383394

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

  X .

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2016.

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     X .Yes       .No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).     X .Yes       .No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer       .

Accelerated filer       .

Non-accelerated filer       . (Do not check if a smaller reporting company)

Smaller reporting company   X .

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).      .Yes   X .No

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY

PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.         .Yes       .No

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of June 30, 2016:

51,237,074 shares issued and outstanding

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

The accompanying financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at March 31, 2016 and 2015 and for the periods then ended have been made. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s December 31, 2015 management prepared financial statements. The results of operations for the periods ended June 30, 2016 and 2015 are not necessarily indicative of the operating results for the full year.

TRANSACT ENERGY CORP.

[A Development Stage Company]

INTERIM FINANCIAL STATEMENTS

JUNE 30, 2016

______________

(Unaudited – Prepared by Management)

TRANSACT ENERGY CORP.

 [A Development Stage Company]

(Unaudited - Prepared by Management)

CONTENTS

PAGE

Interim Balance Sheets

4

Interim Statements of Operations

5

Interim Statements of Cash Flows

6 - 7

Notes to Interim Financial Statements

8 - 15

TRANSACT ENERGY CORP.
(A Development Stage Company)

INTERIM BALANCE SHEETS
(Unaudited - Prepared by Management)

	June 30,	December 31,
ASSETS	2016	2015
Current
Cash	$685	$22,674
Receivable	96,755	96,755
Prepaid Expenses	109,264	108,264
Total Current Assets	206,704	227,693

Capital
Furniture & Equipment	581	867
Software	-	-
Total Capital Assets	581	867

Other
Incorporation Costs	11,791	11,791
Intellectual Property	130,520	130,520
Total Other Non-current Assets	142,311	142,311

	$349,596	$370,871

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current
Bank indebtedness	$-	$-
Accounts payable	304,863	305,401
Accrued interest	1,631,344	1,473,633
Accrued interest - related party	-	78
Compensation payable	1,434,738	1,292,380
Notes payable - net of discount	252,254	342,254
Notes payable - Related parties, net of discount	-	-
Total Current Liabilities	3,623,199	3,413,746

Stockholders' Equity (Deficit)
Preferred stock, $.001 par value, 10,000,000 shares authorized no shares issued and outstanding	-	-
Common Stock, $.001 par value, 100,000,000 shares authorized 51,237,074 shares issued and outstanding	51,237	49,082
Capital in excess of par value	2,675,625	2,566,905
Subscriptions receivable	-	-
Deficit accumulated during the development stage	(6,000,465)	(5,658,862)

Total Stockholders' Equity (Deficit)	(3,273,603)	(3,042,875)

	$349,596	$370,871

The accompanying notes are an integral part of these financial statements.

TRANSACT ENERGY CORP.
(A Development Stage Company)

INTERIM STATEMENTS OF OPERATIONS
(Unaudited - Prepared by Management)

	Cumulative
	from inception	Three months	Six months	Three months	Six months
	March 15, 2006	ended	ended	ended	ended
	June 30,	June 30,	June 30,	June 30,	June 30,
	2016	2016	2016	2015	2015

REVENUE	$12,440	$-	$-	$-	$-

EXPENSES
General and administrative	3,859,369	74,441	183,892	116,809	191,012
Unsuccessful lease purchases	18,673	-	-	-	-

Total Expenses	3,878,042	74,441	183,892	116,809	191,012

LOSS BEFORE OTHER INCOME (EXPENSE)	(3,865,602)	(74,441)	(183,892)	(116,809)	(191,012)

Interest income	50,954	-	-	-	-
Interest expense	(1,908,523)	(78,414)	(157,711)	(77,320)	(154,036)
Gain on debt settlement	34,864	-	-	-	-
Loss on write off of investment in lease	(12,684)	-	-	-	-
Allowance for loss on loans receivable and related interest	(299,474)	-	-	-	-

LOSS FROM OPERATIONS BEFORE INCOME TAXES	(6,000,465)	(152,855)	(341,603)	(194,129)	(345,048)

CURRENT TAX EXPENSE	-	-	-	-	-

DEFERRED TAX EXPENSE	-	-	-	-	-

NET LOSS	$(6,000,465)	$(152,855)	$(341,603)	$(194,129)	$(345,048)

LOSS PER COMMON SHARE		$(0.003)	$(0.007)	$(0.004)	$(0.007)

The accompanying notes are an integral part of these financial statements.

TRANSACT ENERGY CORP.
(A Development Stage Company)

INTERIM STATEMENTS OF CASH FLOWS
(Unaudited - Prepared by Management)

	Cumulative
	from inception	Six months	Six months
	March 15, 2006 to	ended	ended
	June 30,	June 30,	June 30,
	2016	2016	2015
Cash Flow From Operating Activities:
Net loss for the period	$(6,000,465)	$(341,603)	$(345,048)
Adjustments to reconcile net loss to cash used by operating activities:
Stock issued for services	963,236	-	-
Stock issued for expenses	4,313	-	-
Debt issued for services	12,847	-	-
Amortization	5,093	286	266
Loss on write off of investment in lease	12,684	-	-
Allowance for interest receivable	50,954	-	-
Allowance for loans receivable	248,521	-	-
Interest expense from beneficial conversion feature on notes payable	124,548	-	-
Loss on stock subscriptions receivable	550,431	-	-
Gain on debt settlement	(34,864)	-	-
Change in assets and liabilities:
Decrease (Increase) in interest receivable	(50,954)	-	-
Decrease (Increase) in prepaid expenses	(109,264)	(1,000)	-
Decrease (Increase) in accounts receivable	(96,755)	-	(16,933)
Increase (decrease) in accounts payable	304,863	(538)	10,354
Increase in compensation payable	1,434,738	142,358	151,516
Increase in accrued interest	1,631,344	157,633	154,036
Net Cash (used) by Operating Activities	(948,730)	(42,864)	(45,809)

Cash Flows From Investing Activities:
Acquisition of oil and gas leases	(12,684)	-	-
Acquisition of Intellectual Property	(130,520)	-	-
Purchase of software	(3,480)	-	-
Purchase of furniture & equipment	(1,714)	-	-
Loans receivable	(263,521)	-	-
Proceeds from loans receivable	15,000	-	-
Net Cash (Used) by Investing Activities	(396,919)	-	-

Cash Flow From Financing Activities
Proceeds from common stock issuance	996,617	120,875	36,995
Proceeds received for stock not yet issued	-	-	9,955
Stock offering costs	(13,263)	-	-
Proceeds from notes payable	770,496	20,875	37,170
Repayment of notes payable	(407,516)	(120,875)	(38,681)
Net Cash Provided by Financing Activities	1,346,334	20,875	45,439

Net Increase (Decrease) in Cash	685	(21,989)	(370)

Cash (Bank Indebtedness) at Beginning of Period	-	22,674	4,154

Cash at End of Period	$685	$685	$3,784

Continued

Supplemental Disclosures of Cash Flow Information:
Cash paid during the period for:
Interest	$-	$-	$-
Income taxes	$-	$-	$-

Supplemental Schedule of Noncash Investing and Financing Activities:
For the three month period ended March 31, 2014 and 2013:
Shares issued for services	$963,236	$-	$-
Shares issued on conversion of debt	$308,605	$-	$36,995
Shares issued for acquisition	$130,250	$-	$-
Shares issued to shareholders in exchange for free trading shares	$554,744	$-	$-
Subscriptions receivable	$(550,431)	$-	$-
Beneficial conversion feature on notes payable	$59,084	$-	$-

The accompanying notes are an integral part of these financial statements.

TRANSACT ENERGY CORP.

[A Development Stage Company]

NOTES TO INTERIM FINANCIAL STATEMENTS

JUNE 30, 2016

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

Interim Condensed Financial Statements - The accompanying interim financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at June 30, 2016 and 2015 and for the periods then ended have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s December 31, 2015 unaudited financial statements. The results of operations for the periods ended June 30, 2016 and 2015 are not necessarily indicative of the operating results for the full year.

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

The Company has no tax positions at June 30, 2016 and 2015 for which the ultimate deductibility is highly certain but for which there is uncertainty about the timing of such deductibility.

The Company recognizes interest accrued related to unrecognized tax benefits in interest expense and penalties in operating expenses. During the years ended December 31, 2015 and 2014, the Company recognized no interest and penalties. The Company had no accruals for interest and penalties at June 30, 2016 and June 30, 2015. All tax years starting with 2008 are open for examination.

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

JUNE 30, 2016

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

NOTE 3 - SOFTWARE

	Accumulated		Net Book Value
	Cost	Amortization	June 30, 2016	December 31, 2015

Software	$3,480	$3,480	$0	$0

TRANSACT ENERGY CORP.

[A Development Stage Company]

NOTES TO INTERIM FINANCIAL STATEMENTS

JUNE 30, 2016

(Unaudited – Prepared by Management)

NOTE 4 – NOTES PAYABLE

The $10,000 convertible promissory note payable to a company whose shareholders hold less than 10% in TransAct is unsecured, bears interest at 10% per annum and was due and payable on March 31, 2010. The payee had the option to convert the entire principal amount on or before April 29, 2009 into common shares of the Company based on a conversion rate of $.00345 per share. No interest was payable if the principal was converted to shares of the Company. The payee did not exercise its conversion option. The note is currently outstanding and in October 2010 the Company issued a check in the amount of $11,876 as payment in full of principal and interest which was returned un-cashed by the payee. The Company is currently in dispute regarding the expiration date of the conversion option in the agreement and the note remains in default. At June 30, 2016 accrued interest was $ 7,683.

The $17,500 promissory note payable to a company whose shareholders hold less than 10% in TransAct is unsecured, bears interest at 10% per annum and is due on demand. This note is currently in default. At June 30, 2016 accrued interest was $12,688.

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

The $25,000 and $14,451 ($20,000 CAD) promissory notes payable dated April 22, 2011 and March 31, 2011 respectively are unsecured and bear interest at 60% per annum or $2,500 and $1,445 ($2,000 CAD) respectively whichever is greater. The notes are due on demand and may be prepaid in whole or part without penalty. Accrued interest was $ 126,397 at June 30, 2016.

The $ 3,613 ($5,000 CAD) promissory note payable dated September 12, 2011 is unsecured and bears interest at $ 361 ($500 CAD) up to September 16, 2011 and $ 36 ($50 CAD) per diem until all principal and interest is repaid. The note is due on demand and may be prepaid in whole or part without penalty. Accrued interest was $ 67,602 at June 30, 2016.

The $100,000 promissory note payable dated June 30, 2013 is unsecured and is non-interest bearing.

A $22,030 promissory note payable dated February 24, 2011 to a former officer (more than 1 year ago) bears interest of $6,000 and was due on March 4, 2011. This note is accruing interest at $360 per day for every day after March 4, 2011 until the note is repaid in full. At June 30, 2016 accrued interest was $ 706,793.

A $46,660 promissory note payable dated April 22, 2011 to a former officer (more than 1 year ago) bears interest at 1% per diem. A beneficial conversion feature of $2,750 was recorded as a discount to the notes with the offset to Additional Paid in Capital. In May 2011 the holder of the note converted $10,000 of principal into 750,000 shares of common stock and the discount was expensed to interest. The remaining balance of $36,660 is due on demand. At June 30, 2016 accrued interest was $ 699,757.

TRANSACT ENERGY CORP.

[A Development Stage Company]

NOTES TO INTERIM FINANCIAL STATEMENTS

JUNE 30, 2016

(Unaudited – Prepared by Management)

NOTE 4 - NOTES PAYABLE – CONTINUED

A $3,000 convertible promissory note payable to a former officer (more than 1 year ago) is secured by certain assets and equipment of the Company and bore interest at 8% per annum through the due date in November 2010 and is currently in default and bearing interest at 60% the highest lawful rate. A beneficial conversion feature of $3,000 has been recorded as a discount to the note with an offset to additional paid in capital. The discount was fully amortized in 2010. At June 30, 2016 accrued interest was $11288.

A $10,000 convertible note dated June 22, 2015 is unsecured and bears interest at 8% per annum. The note is due on May 11, 2016 unless converted to common stock in advance of that date. This note is currently in default. At June 30, 2016 accrued interest was $824.

The $100,000 convertible note payable to a company whose shareholders hold less than 10% in TransAct is unsecured, bears interest at 8% per annum and is due Dec 2, 2016. At June 6, 2016 accrued interest was $3945, the note was converted on June 6 and is considered paid in full see Note 6.

NOTE 5 – NOTES PAYABLE – RELATED PARTIES

Promissory notes were paid out up to and including the end of December 2015 to an officer and shareholder were secured by certain assets and equipment of the Company and bared interest at 8% and 10% per annum and were due on demand. All notes were paid including interest. At June 30, 2016 accrued and remaining interest was $0.

Accrued interest and late fees for the notes at June 30, 2016 and December 31, 2015 was $ 1,631,344 and $1,473,633 respectively.

NOTE 6 - CAPITAL STOCK

Preferred Stock - The Company has authorized 10,000,000 shares of preferred stock, $.001 par value, with such rights, preferences and designations and to be issued in such series as determined by the Board of Directors. No shares are issued and outstanding at June 30, 2016 and December 31, 2015.

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

JUNE 30, 2016

(Unaudited – Prepared by Management)

NOTE 6 - CAPITAL STOCK – CONTINUED

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

JUNE 30, 2016

(Unaudited – Prepared by Management)

NOTE 6 - CAPITAL STOCK – CONTINUED

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

In April 2016 the Company authorized the issuance of 104,688 common shares pursuant to a convertible option of notes payable totaling $8,375 at $.08 per share.

In June 2016 the Company authorized the issuance of 2,050,000 common shares pursuant to a convertible option of notes payable totaling $102,500 at $.05 per share.

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

TRANSACT ENERGY CORP.

[A Development Stage Company]

NOTES TO INTERIM FINANCIAL STATEMENTS

JUNE 30, 2016

(Unaudited – Prepared by Management)

NOTE 8 - RELATED PARTY TRANSACTIONS

Management Compensation – The Company has accrued executive compensation of $1,319,137 to the President of the Company to the period ended June 30, 2016 (See Note 10).

The Company has accrued executive compensation of $115,601 to the SVP Technology of the Company to the period ended April 1, 2016 (See Note 10) of $115,601.

NOTE 9 - LOSS PER SHARE

The following data shows the amounts used in computing loss per share for the periods presented:

	Six months ended	Six months ended
	June 30, 2016	June 30, 2015
Loss available to common shareholders (numerator)	$(341,603)	$(345,048)

Weighted average number of common shares outstanding during the period used in loss per share (denominator)	49,389,529	48,035,554

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

JUNE 30, 2016

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

NOTE 11 – SUBSEQUENT EVENTS

On June 17, 2016 the company issued a convertible note for and received $10,000 at 8% interest it was subsequently converted to 142,857 common shares of the company on July 11, 2016.

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

The first quarter of 2016 we focused on negotiating four specific opportunities for MSW feed-stock in the greater Guadalajara area, the greater Mexico City region and the greater Puebla region of Mexico. We are now providing written proposals directly to two cities, waiting for a proposal in writing from a private contractor to process its contracted MSW and waiting for the other private group to secure their long term contract from Mexico City. Each opportunity will satisfy our need for thirteen-hundred and twenty metric tons per day of MSW feed-stock before we can start our first municipal scale Z.E.W.O.P. TM.

Throughout April into May we prepared and submitted formal proposals to two different municipalities in Mexico as requested, where TransAct provided a complete MSW management solution including, collection, transportation and processing. One of the Cities is now preparing a request for proposal (RFP) supposedly based around our zero emissions proposal the other wants us to initiate discussions with some of the stakeholders (unions) prior to moving forward. We have strategic partners in Mexico capable of covering the transportation.

In June we met with a private, established, Mexico City municipal contractor after providing them with a memorandum of understanding regarding processing fifteen hundred metric tonnes per day. We have come to a preliminary agreement to proceed to a formal agreement, that will include a long term feed-stock agreement for our Z.E.W.O.P.TM, and the purchase of a development site with some environmental approvals related to waste management already in place. This agreement when completed should strategically launch TransAct in the Mexican market.

We were also invited in May to provide a proposal to the Republic of Panama and submitted a letter of intent covering a waste management strategy using Z.E.W.O.P. TM. This has supposedly been reviewed at the highest level of government and been approved for ministerial signature. We await receipt of the signed MOU before proceeding.

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

SUBSEQUENT EVENTS

On June 17, 2016 the company issued a convertible note for and received $10,000 at 8% interest it was subsequently converted to 142,857 common shares of the company on July 11, 2016.

RESULTS OF OPERATIONS

Results of Operations for the Three Months Ended June 30, 2016 Compared to the Three Months Ended June 30, 2015

Up to the period ended June 30, 2016, the Company worked diligently on its business and maintaining its reporting status with the SEC. However due to finances we were forced to file our 2015 Annual Report without auditor’s review. As a result of filing unaudited statements and changes to the over the counter bulletin board (“OTCBB”) we were downgraded from the OTCQB to the OTC Pinks. When we amend our filings to audited statements we can reapply to the OTCBB for a OTCQB listing.

We did not generate any revenue from April 1, 2016 to June 30, 2016 as was the same for the three-month period in 2015. For the three months ended June 30, 2016 our general and administrative expenses were $109,451 compared to $74,203 for the same period in 2015. Expenses consisted primarily of compensation of $89,547 and travel of $14,265. Compensation was $87,500 for the three-month period ending March 31, 2015. Interest Expense for the three months ending March 31, 2016 was $74,441 compared to $116,809 for the same period in 2015. As a result, we have reported a net loss before taxes of ($152,855) for the Three Months ended June 30, 20165 compared to a loss of ($194,129) for the same period last year.

Stock-Based Compensation Costs

There was $0 stock based compensation for the period ended June 30, 2016 and $0 for 2015. Any shares issued are a part of our executive compensation plan, and are issued to obtain, retain and motivate our directors, executives and employees.

LIQUIDITY AND CAPITAL RESOURCES

As of June 30, 2016 our current assets are $206,704 made up of prepaid expenses of $109,264, receivables of $96,755 and $685 cash on hand. Our current liabilities consist of accounts payable in the amount of $304,863, accrued interest of $1,631,344, compensation payable of $1,434,738 and Notes payable, net of any discount of $252,254.

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rules 13a-15(e) and 15d-15(e) promulgated under the Exchange Act. Based on this evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were effective at a reasonable assurance level as of June 30, 2016, the end of the period covered by this report.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

There was 2,154,688 common shares sold by way of conversion of notes payable into Company securities during the three months ended June 30, 2016. The proceeds were used primarily for general and administrative expenses.

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

Date: Aug 5, 2016

By: /s/ Rod Bartlett

Rod Bartlett

President,

Chief Executive Officer