Form 10-Q
period 2016-09-30
TRANSACT ENERGY CORP
filed 2016-10-13
CIK 1383394

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

  X .  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2016.

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of September 30, 2016:

51,828,096 shares issued and outstanding

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

The accompanying financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at September 30, 2016 and 2015 and for the periods then ended have been made. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s December 31, 2015 management prepared financial statements. The results of operations for the periods ended September 30, 2016 and 2015 are not necessarily indicative of the operating results for the full year.

FINANCIAL STATEMENTS

TRANSACT ENERGY CORP.

[A Development Stage Company]

INTERIM FINANCIAL STATEMENTS

SEPTEMBER 30, 2016

______________

(Unaudited – Prepared by Management)

TRANSACT ENERGY CORP.

 [A Development Stage Company]

(Unaudited - Prepared by Management)

CONTENTS

PAGE

Interim Balance Sheets

4

Interim Statements of Operations

5

Interim Statements of Cash Flows

6 - 7

Notes to Interim Financial Statements

8 - 14

TRANSACT ENERGY CORP.
(A Development Stage Company)
__________________________
INTERIM BALANCE SHEETS
( Unaudited - Prepared by Management)

ASSETS
	September 30,	December 31,
	2016	2015
Current
Cash	$3,964	$22,674
Receivable	96,755	96,755
Prepaid Expenses	109,264	108,264
Total Current Assets	209,983	227,693

Capital
Furniture & Equipment	438	867
Software	-	-
Total Capital Assets	438	867

Other
Incorporation Costs	11,791	11,791
Intellectual Property	130,520	130,520
Total Other Non-current Assets	142,311	142,311

	$352,732	$370,871

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current
Bank indebtedness	-	-
Accounts payable	$313,212	$305,401
Accrued interest	1,709,750	1,473,633
Accrued interest - related party	-	78
Compensation payable	1,477,279	1,292,380
Notes payable - net of discount	243,245	342,254
Notes payable - Related parties, net of discount	-	-
Total Current Liabilities	3,743,486	3,413,746

Stockholders' Equity (Deficit)
Preferred stock, $.001 par value, 10,000,000 shares authorized no shares issued and outstanding	-	-
Common Stock, $.001 par value, 100,000,000 shares authorized 51,828,096 shares issued and outstanding	51,828	49,082
Capital in excess of par value	2,675,077	2,566,905
Subscriptions receivable	-	-
Deficit accumulated during the development stage	(6,117,659)	(5,658,862)

Total Stockholders' Equity (Deficit)	(3,390,754)	(3,042,875)

	$352,732	$370,871

The accompanying notes are an integral part of these financial statements.

TRANSACT ENERGY CORP.
(A Development Stage Company)
__________________________
INTERIM STATEMENTS OF OPERATIONS

( Unaudited - Prepared by Management)

	Cumulative
	from inception	Three months	Nine months	Three months	Nine months
	March 15, 2006	ended	ended	ended	ended
	September 30,	September 30,	September 30,	September 30,	September 30,
	2016	2016	2016	2015	2015

REVENUE	$12,440	$-	$-	$-	$-

EXPENSES
General and administrative	3,972,797	78,039	261,931	80,629	271,327
Unsuccessful lease purchases	18,673	-	-	-	-

Total Expenses	3,991,470	78,039	261,931	80,629	271,327

LOSS BEFORE OTHER INCOME (EXPENSE)	(3,979,030)	(78,039)	(261,931)	(80,629)	(271,327)

Interest income	50,954	-	-	-	-
Interest expense	(1,912,289)	(78,093)	(235,804)	(78,297)	(232,689)
Gain on debt settlement	34,864	-	-	-	-
Loss on write off of investment in lease	(12,684)	-	-	-	-
Allowance for loss on loans receivable and related interest	(299,474)	-	-	-	-

EARNINGS/LOSS FROM OPERATIONS BEFORE INCOME TAXES	(6,117,659)	(156,132)	(497,735)	(158,926)	(504,016)

CURRENT TAX EXPENSE	-	-	-	-	-

DEFERRED TAX EXPENSE	-	-	-	-	-

NET LOSS	$(6,117,659)	$(156,132)	$(497,735)	$(158,926)	$(504,016)

EARNING/LOSS PER COMMON SHARE		$(0.003)	$(0.010)	$(0.003)	$(0.010)

The accompanying notes are an integral part of these financial statements.

TRANSACT ENERGY CORP.
(A Development Stage Company)
__________________________
INTERIM STATEMENTS OF CASH FLOWS

( Unaudited - Prepared by Management)

	Cumulative
	from inception
	March 15, 2006	Nine months	Nine months
	to	ended	ended
	September 30,	September 30,	September 30,
	2016	2016	2015
Cash Flow From Operating Activities:
Net Gain/loss for the period	$(6,117,659)	$(497,735)	$(504,016)
Adjustments to reconcile net loss to cash used by operating activities:
Stock issued for services	963,236	-	-
Stock issued for expenses	4,313	-	-
Debt issued for services	12,847	-	-
Amortization	5,236	429	410
Loss on write off of investment in lease	12,684	-	-
Allowance for interest receivable	50,954	-	-
Allowance for loans receivable	248,521	-	-
Interest expense from beneficial conversion feature on notes payable	124,548	-	-
Loss on stock subscriptions receivable	550,431	-	-
Gain on debt settlement	(34,864)	-	-
Change in assets and liabilities:
Decrease (Increase) in interest receivable	(50,954)	-	-
Decrease (Increase) in prepaid expenses	(109,264)	(1,000)	-
Decrease (Increase) in accounts receivable	(96,755)	-	(16,933)
Increase (decrease) in accounts payable	313,212	8,136	8,512
Increase in compensation payable	1,477,279	184,899	229,016
Increase in accrued interest	1,709,750	235,726	232,689
Net Cash (used) by Operating Activities	(936,485)	(69,545)	(50,322)

Cash Flows From Investing Activities:
Acquisition of oil and gas leases	(12,684)	-	-
Acquisition of Intellectual Property	(130,520)	-	-
Purchase of Equipment	(1,714)	-	-
Purchase of software	(3,480)	-	-
Loans receivable	(263,521)	-	-
Proceeds from loans receivable	15,000	-	-
Net Cash (Used) by Investing Activities	(396,919)	-	-

Cash Flow From Financing Activities
Proceeds from common stock issuance	1,107,535	150,836	36,995
Proceeds received for stock not yet issued	-	-	12,440
Stock offering costs	(13,263)	-	-
Proceeds from notes payable	840,386	50,835	37,065
Repayment of notes payable	(597,290)	(150,836)	(39,978)
Net Cash Provided by Financing Activities	1,337,368	50,835	46,522

Net Increase (Decrease) in Cash	3,964	(18,710)	(3,800)

Cash (Bank Indebtedness) at Beginning of Period	-	22,674	4,154

Cash at End of Period	$3,964	$3,964	$354

(Continued)

Supplemental Disclosures of Cash Flow Information:
Cash paid during the period for:
Interest	$-	$-	$-
Income taxes	$-	$-	$-

Supplemental Schedule of Noncash Investing and Financing Activities:
For the three month period ended June 30, 2015 and 2014:
Shares issued for services	$963,236	$-	$-
Shares issued on conversion of debt	$338,577	$-	$-
Shares issued for acquisition	$130,250	$-	$-
Shares issued to shareholders in exchange for free trading shares	$554,744	$-	$-
Subscriptions receivable	$(550,431)	$-	$-
Beneficial conversion feature on notes payable	$59,084	$-	$-

The accompanying notes are an integral part of these financial statements.

TRANSACT ENERGY CORP.

[A Development Stage Company]

NOTES TO INTERIM FINANCIAL STATEMENTS

SEPTEMBER 30, 2016

(Unaudited – Prepared by Management)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization - TransAct Energy Corp. (“the Company”) was organized under the laws of the State of Nevada on March 15, 2006. The Company is in the business of developing and managing zero emission waste optimization plants globally. The Company has generated nominal revenues and is considered a development stage company as defined in Accounting Standards Codification (“ASC”) Topic No. 915. The Company has, at the present time, not paid any dividends and any dividends that may be paid in the future will depend upon the financial requirements of the Company and other relevant factors.

Interim Condensed Financial Statements - The accompanying interim financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at September 30, 2016 and 2015 and for the periods then ended have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s December 31, 2015 unaudited financial statements. The results of operations for the periods ended September 30, 2016 and 2015 are not necessarily indicative of the operating results for the full year.

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

The Company recognizes interest accrued related to unrecognized tax benefits in interest expense and penalties in operating expenses. During the years ended December 31, 2015 and 2014, the Company recognized no interest and penalties. The Company had no accruals for interest and penalties at September 30, 2016 and September 30, 2015. All tax years starting with 2008 are open for examination.

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

NOTE 3 – SOFTWARE

	Accumulated		Net Book Value
	Cost	Amortization	September 30, 2016	December 31, 2015

Software	$3,480	$3,480	$0	$0

NOTE 4 – NOTES PAYABLE

The $10,000 convertible promissory note payable to a company whose shareholders hold less than 10% in TransAct is unsecured, bears interest at 10% per annum and was due and payable on March 31, 2010. The payee had the option to convert the entire principal amount on or before April 29, 2009 into common shares of the Company based on a conversion rate of $.00345 per share. No interest was payable if the principal was converted to shares of the Company. The payee did not exercise its conversion option. The note is currently outstanding and in October 2010 the Company issued a check in the amount of $11,876 as payment in full of principal and interest which was returned un-cashed by the payee. The Company is currently in dispute regarding the expiration date of the conversion option in the agreement and the note remains in default. At September 30, 2016 accrued interest was $ 7,935.

The $17,500 promissory note payable to a company whose shareholders hold less than 10% in TransAct is unsecured, bears interest at 10% per annum and is due on demand. This note is currently in default. At September 30, 2016 accrued interest was $13,129.

NOTE 4 - NOTES PAYABLE – CONTINUED

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

The $25,000 and $14,451 ($20,000 CAD) promissory notes payable dated April 22, 2011 and March 31, 2011 respectively are unsecured and bear interest at 60% per annum or $2,500 and $1,445 ($2,000 CAD) respectively whichever is greater. The notes are due on demand and may be prepaid in whole or part without penalty. Accrued interest was $ 131,615.78 at September 30, 2016.

The $ 3,613 ($5,000 CAD) promissory note payable dated September 12, 2011 is unsecured and bears interest at $ 361 up to September 16, 2011 and $ 36 per diem until all principal and interest is repaid. The note is due on demand and may be prepaid in whole or part without penalty. Accrued interest was $ 69,910.44 at September 30, 2016.

The $100,000 promissory note payable dated June 30, 2013 is unsecured and is non-interest bearing.

A $22,030 promissory note payable dated February 24, 2011 to a former officer (more than 1 year ago) bears interest of $6,000 and was due on March 4, 2011. This note is accruing interest at $360 per day for every day after March 4, 2011 until the note is repaid in full. At September 30, 2016 accrued interest was $ 739,913.

A $46,660 promissory note payable dated April 22, 2011 to a former officer (more than 1 year ago) bears interest at 1% per diem. A beneficial conversion feature of $2,750 was recorded as a discount to the notes with the offset to Additional Paid in Capital. In May 2011 the holder of the note converted $10,000 of principal into 750,000 shares of common stock and the discount was expensed to interest. The remaining balance of $36,660 is due on demand. At September 30, 2016 accrued interest was $ 733,787.

A $3,000 convertible promissory note payable to a former officer (more than 1 year ago) is secured by certain assets and equipment of the Company and bore interest at 8% per annum through the due date in November 2010 and is currently in default and bearing interest at 60% the highest lawful rate. A beneficial conversion feature of $3,000 has been recorded as a discount to the note with an offset to additional paid in capital. The discount was fully amortized in 2010. At September 30, 2016 accrued interest was $11,742.

A $10,000 convertible note dated June 22, 2015 is unsecured and bears interest at 8% per annum. The note is due on May 11, 2016 unless converted to common stock in advance of that date. This note is currently in default. At September 30, 2016 accrued interest was $1025.

The $100,000 convertible note payable to a company whose shareholders hold less than 10% in TransAct is unsecured, bears interest at 8% per annum and is due Dec 2, 2016. At June 6, 2016 accrued interest was $3945, the note was converted on June 6 and is considered paid in full see Note 6.

NOTE 5 – NOTES PAYABLE – RELATED PARTIES

Promissory notes were paid out up to and including the end of December 2015 to an officer and shareholder were secured by certain assets and equipment of the Company and bared interest at 8% and 10% per annum and were due on demand. All notes were paid including interest. At September 30, 2016 accrued and remaining interest was $0.

Accrued interest and late fees for the notes at September 30, 2016 and December 31, 2015 was $ 1,709,750 and $1,473,633 respectively.

NOTE 6 - CAPITAL STOCK

Preferred Stock - The Company has authorized 10,000,000 shares of preferred stock, $.001 par value, with such rights, preferences and designations and to be issued in such series as determined by the Board of Directors. No shares are issued and outstanding at September 30, 2016 and December 31, 2015.

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

NOTE 6 - CAPITAL STOCK – CONTINUED

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

In August 2016 the Company authorized the issuance of 142,857 common shares pursuant to a convertible option of a note payable totaling $10,000 at $.07per share. In the same period the Company authorized the issuance of 305,522 common shares pursuant to a convertible option a of note payable totaling $19,975 at $.06538 per share.

NOTE 6 - CAPITAL STOCK – CONTINUED

In September 2016 the Company authorized the issuance of 142,643 common shares pursuant to a convertible option of notes payable totaling $9,985 at $.07 per share.

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

NOTE 8 - RELATED PARTY TRANSACTIONS

Management Compensation – The Company has accrued executive compensation of $1,361,678 to the President of the Company to the period ended September 30, 2016 (See Note 10).

The Company has accrued executive compensation of $115,601 to the SVP Technology of the Company to the period ended April 1, 2016 (See Note 10).

NOTE 9 - LOSS PER SHARE

The following data shows the amounts used in computing loss per share for the periods presented:

	Three months	Nine months	Three months	Nine months
	ended	ended	ended	ended
	September 30,	September 30,	September 30,	September 30,
	2016	2016	2015	2015
Loss available to common shareholders (numerator)	$(156,132)	$(497,735)	$(158,926)	$(504,016)

Weighted average number of common shares outstanding during the period used in loss per share (denominator)	50,102,853	50,102,853	48,200,348	48,090,886

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

(no material events)

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

Throughout 2014 TransAct worked to finalize the engineering review and agreements necessary to develop the first Zero Emissions Waste Optimization Plants TM (Z.E.W.O.P. TM) in Puebla, Mexico. The plant under design is capable of processing 1320 metric tons per day of Municipal Solid Waste (“MSW”) and is estimated to cost approximately three hundred million dollars. In late November Fichtner Consulting Engineers reported they believed the Z.E.W.O.P. TM was able to process the MSW 100% into useable products without emissions. The Fichtner report provided TransAct the opportunity to submit the Waste Supply Agreement to the Municipality of Puebla, prepare off-take agreements for interested buyers of the Z.E.W.O.P. TM products and formalize the share purchase agreement with the Puebla Waste Consortium (“PWC”). PWC intended on providing 30% of the capital required to build the Z.E.W.O.P. TM, while TransAct negotiates third party lenders for the remaining 70% of the cost through debt instruments.

The Company delivered the results of the Fichtner Report to the Puebla City Staff in December of 2014. The cost of the plant was more than originally discussed because it included garbage pre-processing and their waste contained more water. This affected the required equity and although it was never stated appears to be cause of the PWC hesitation. We also found out subsequently there was legal wrangling and back room negotiations between the existing MSW concession holders and the municipal/state government, affecting their ability to sign with us. After 6 months with no movement forward for the MSW feedstock from the City of Puebla, Management set out in 2015 to secure an alternate source of MSW. After reviewing and discussing several alternative municipalities we are now negotiating the details of an MSW supply agreement. The agreement we had with the Puebla Waste Consortium is terminated however the sales efforts were all to National/International companies whose interest in our products will not change with a change in location. The one hundred-million-dollar equity for the plant in Puebla disappeared with the termination of the consortium contract. An alternative source of the plant equity is being sought during 2015 with a variety of investors coming forward during this period. As soon as we finalize the feed-stock and sales contracts we will seek to formalize the required equity.

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

At the beginning of 2015 we focused on finalizing the sale of the anticipated Z.E.W.O.P. TM products. These efforts included getting signed letters of intent from qualified buyers and preparing formal legal agreements for the same. We now have letters of intent from multiple qualified buyers for all of the expected product and agreements ready to be signed subject to finalizing our feed-stock agreement (Waste Supply Agreement) for the first plant.

In summary 2015’s efforts focused on completing the due-diligence for the Mexican candidate feed-stocks including matching equity partners and buyers of the resulting products. To that end we now have several feed-stock agreements to negotiate through to a final agreement or dismiss depending on the outcome of the negotiations. The potential equity partners have been identified subject to finalizing the feed-stock agreement and pre-sales of the future products. The clients that signed letters of intent for the products have also been briefed on the potential feed-stock cities to re-confirm their commitment. Every effort was made during the year to keep the candidate banks for debt financing informed of our progress and they appear to be continuing with their support.

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

Throughout April into May 2016 we prepared and submitted formal proposals to two different municipalities in Mexico as requested, where TransAct provided a complete MSW management solution including, collection, transportation and processing. One of the Cities is now preparing a request for proposal (RFP) supposedly based around our zero emissions proposal the other wants us to initiate discussions with some of the stakeholders (unions) prior to moving forward. We have strategic partners in Mexico capable of covering the transportation.

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

Throughout the third quarter of 2016 we were forced to wait for the Mexico City group to work through the nuances of our tentative agreement which included, extending their MSW concession to cover the thirty-year period we asked for, insuring compliance with SAMARNAT (federal environmental agency) and completing their legal reviews. We have been advised that they will soon be ready to move forward with us. During this same period the other municipality in the state of Jalisco continued to prepare their request for proposal expecting to release the same in the last quarter of 2016. Discussions continued in South and Central America, with proposals being tabled with the government in Paraguay, follow up meetings in Rio De Janeiro and Panama.

PLAN OF OPERATION

TransAct Energy Corp. has elected to focus entirely on the global development and dissemination of its zero emissions waste optimization plants (Z.E.W.O.P. TM). The Z.E.W.O.P. TM makes ecological, economic, cultural and social sense. Becoming an engine that supports the circular economy in any community it enters sustainably. Municipalities can now be paid instead of paying to manage their MSW.

Our near-term strategy going forward is too exploit the work and relationships that have been established in Mexico. Despite the delays and setbacks of Puebla our efforts will continue throughout 2016 to finalize the Waste Supply Agreement in a large Mexican market, signing off on 75-80% of our product sales under off-take agreements and initiating the engineering review of our selected site for the plant in Mexico. These agreements completed should lead to the financing commitment we have been seeking for the $200 Million (+/-) debt portion of the first Z.E.W.O.P.TM. In 2016 we should be in a position to complete the Z.E.W.O.P. TM building/plant design and initiate the permit/permission application process. Simultaneously we intend to work through an EPC contract and its related subcontracts. TransAct hopes to establish manufacturing of our proprietary reactors in Mexico in order to supply the demand for both Mexico and the USA. Subject to our funding draw down schedule and the permit/permission process we intend on constructing the Z.E.W.O.P. TM buildings in early 2017. Provided all equipment manufacturers can supply their components we intend on assembling the plant through 2017 and initiating commissioning the beginning of 2018.

Once TransAct is confident the development of the first Z.E.W.O.P.TM is well underway it will proceed with the scheduling and planning of additional plants. This will include our first European Z.E.W.O.P. TM. South America, including Paraguay, Brazil and Argentina have generated multiple opportunities for Z.E.W.O.P. TM including the capital required to develop these opportunities. We intend on continuing to work these opportunities in order to secure a foothold in these markets.

Z.E.W.O.P. TM can demonstrate to Mexico and the World a municipal scale solution to managing waste without emissions and land filling. Although we have been approached to build in the other North American cities we feel the market is best approached when the first Z.E.W.O.P. TM is fully operational in order to garner government agency support. This will insure a smoother entry into the other North American markets, once we break ground we will make sure major municipalities throughout the US and Canada are aware of our process so we get on the technology review lists.

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

SUBSEQUENT EVENTS

None.

RESULTS OF OPERATIONS

Results of Operations for the Three Months Ended September 30, 2016 Compared to the Three Months Ended September 30, 2015

We did not generate any material revenue from July 1, 2016 to September 30, 2016 as was the same for the three-month period in 2015. For the three months ended September 30, 2016 our general and administrative expenses were $78,039 compared to $80,629 for the same period in 2015. Expenses consisted primarily of compensation of $62,500 and accounting of $8,197. Compensation was $87,500 with no accounting expense for the same period ending September 30, 2015.

Interest Expense for the three months ending September 30, 2016 was $78,093 compared to $90,278 for the same period in 2015. As a result, we have reported a net loss before taxes of ($156,132) for the Three Months ended September 30, 2016 compared to a loss of ($170,907) for the same period last year.

Results of Operations for the Nine Months Ended September 30, 2016 Compared to the Nine Months Ended September 30, 2015

We did not generate any revenue from January 1, 2016 to September 30, 2016 as was the same for the nine-month period in 2015. For the nine months ended September 30, 2016 our general and administrative expenses were $261,931 compared to $271,327 for the same period in 2015. The main expenses for both periods was compensation and interest. As a result, we have reported a net loss of $(497,735) for the Nine Month period ended September 30, 2016 compared to $(504,016) for the same period in 2015.

Stock-Based Compensation Costs

There was $0 stock based compensation for the period ended September 30, 2016 and the same for 2015. Any shares issued are a part of our executive compensation plan, and are issued to obtain, retain and motivate our directors, executives and employees.

LIQUIDITY AND CAPITAL RESOURCES

As of September 30, 2016 our current assets are $209,983 made up of prepaid expenses of $109,264, receivables of $96,755 and $3964 cash on hand. Our current liabilities consist of accounts payable in the amount of $313,212, accrued interest of $1,709,750, compensation payable of $1,477,279 and Notes payable, net of any discount of $243,245.

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rules 13a-15(e) and 15d-15(e) promulgated under the Exchange Act. Based on this evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were effective at a reasonable assurance level as of September 30, 2016, the end of the period covered by this report.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

There was 591,022 common shares sold by way of conversion of notes payable into Company securities during the three months ended September 30, 2016 and 2,745,710 common shares issued year to date by way of conversion. The proceeds were used primarily for general and administrative expenses.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None

ITEM 4. REMOVED AND RESERVED

None.

ITEM 5. OTHER INFORMATION.

Up to the period ended September 30, 2016, the Company worked diligently on its business and maintaining its reporting status with the SEC. However due to finances we were forced to file our Annual Report without auditors review the company is delinquent in required filings with the SEC as determined by the NASD. As a result of filing unaudited statements and changes to the over the counter bulletin board (“OTCBB”) we were downgraded from the OTCQB to the OTC Pinks. When we amend our filings to include audited statements for 2012, 2013, 2014, 2015 and 2016 we can reapply to the OTCBB for a OTCQB listing.

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

Date: Oct 12, 2016

 By: /s/ Rod Bartlett

 Rod Bartlett

 President,

 Chief Executive Officer