Form 10-Q/A
period 2016-09-30
TRANSACT ENERGY CORP
filed 2016-12-20
CIK 1383394

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of September 30, 2016:

51,828,096 shares issued and outstanding

Explanatory Note

The sole purpose of this Amendment No. 1 to the Quarterly Report on Form 10-Q (the "Form 10-Q") of Transact Energy, Corp. for the quarterly period ended September 30, 2016, filed with the Securities and Exchange Commission on October 13, 2016, is to furnish updated financial statements and results of operations for the period as omissions were subsequently identified for the three-month period.

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

FINANCIAL STATEMENTS

TRANSACT ENERGY CORP.

[A Development Stage Company]

INTERIM FINANCIAL STATEMENTS

SEPTEMBER 30, 2016

______________

(Unaudited – Prepared by Management)

TRANSACT ENERGY CORP.

[A Development Stage Company]

(Unaudited - Prepared by Management)

CONTENTS

PAGE

Interim Balance Sheets

5

Interim Statements of Operations

6

Interim Statements of Cash Flows

7 - 8

Notes to Interim Financial Statements

9 - 15

TRANSACT ENERGY CORP.
(A Development Stage Company)
__________________________
INTERIM BALANCE SHEETS
(Unaudited - Prepared by Management)

	September 30,	December 31,
ASSETS	2016	2015
Current
Cash	$301	$22,674
Receivable	96,755	96,755
Prepaid Expenses	109,264	108,264
Total Current Assets	206,320	227,693

Capital
Furniture & Equipment	438	867
Software	-	-
Total Capital Assets	438	867

Other
Incorporation Costs	11,791	11,791
Intellectual Property	130,520	130,520
Total Other Non-current Assets	142,311	142,311

	$349,069	$370,871

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current
Bank indebtedness	-	-
Accounts payable	$311,473	$305,401
Accrued interest	1,709,750	1,473,633
Accrued interest - related party	-	78
Compensation payable	1,477,279	1,292,380
Notes payable - net of discount	243,245	342,254
Notes payable - Related parties, net of discount	-	-
Total Current Liabilities	3,741,747	3,413,746

Stockholders' Equity (Deficit)
Preferred stock, $.001 par value, 10,000,000 shares authorized no shares issued and outstanding	-	-
Common Stock, $.001 par value, 100,000,000 shares authorized 51,828,096 shares issued and outstanding	51,828	49,082
Capital in excess of par value	2,675,077	2,566,905
Subscriptions receivable	-	-
Deficit accumulated during the development stage	(6,119,583)	(5,658,862)

Total Stockholders' Equity (Deficit)	(3,392,678)	(3,042,875)

	$349,069	$370,871

The accompanying notes are an integral part of these financial statements.

TRANSACT ENERGY CORP.
(A Development Stage Company)
__________________________
INTERIM STATEMENTS OF OPERATIONS

(Unaudited - Prepared by Management)

	Cumulative
	from inception	Three months	Nine months	Three months	Nine months
	March 15, 2006	ended	ended	ended	ended
	September 30,	September 30,	September 30,	September 30,	September 30,
	2016	2016	2016	2015	2015

REVENUE	$12,440	$-	$-	$-	$-

EXPENSES
General and administrative	3,974,721	80,973	262,855	80,629	271,327
Unsuccessful lease purchases	18,673	-	-	-	-

Total Expenses	3,993,394	80,973	262,855	80,629	271,327

LOSS BEFORE OTHER INCOME (EXPENSE)	(3,980,954)	(80,973)	(262,855)	(80,629)	(271,327)

Interest income	50,954	-	-	-	-
Interest expense	(1,912,289)	(78,093)	(235,804)	(78,297)	(232,689)
Gain on debt settlement	34,864	-	-	-	-
Loss on write off of investment in lease	(12,684)	-	-	-	-
Allowance for loss on loans receivable and related interest	(299,474)	-	-	-	-

EARNINGS/LOSS FROM OPERATIONS BEFORE INCOME TAXES	(6,119,583)	(159,066)	(498,659)	(158,926)	(504,016)

CURRENT TAX EXPENSE	-	-	-	-	-

DEFERRED TAX EXPENSE	-	-	-	-	-

NET LOSS	$(6,119,583)	$(159,066)	$(498,659)	$(158,926)	$(504,016)

EARNING/LOSS PER COMMON SHARE		$(0.00)	$(0.01)	$(0.00)	$(0.01)

The accompanying notes are an integral part of these financial statements.

TRANSACT ENERGY CORP.
(A Development Stage Company)
__________________________
INTERIM STATEMENTS OF CASH FLOWS

( Unaudited - Prepared by Management)

	Cumulative
	from inception	Nine months	Nine months
	March 15, 2006 to	ended	ended
	September 30,	September 30,	September 30,
	2016	2016	2015
Cash Flow From Operating Activities:
Net Gain/loss for the period	$(6,119,583)	$(498,659)	$(504,016)
Adjustments to reconcile net loss to cash used by operating activities:
Stock issued for services	963,236	-	-
Stock issued for expenses	4,313	-	-
Debt issued for services	12,847	-	-
Amortization	5,236	429	410
Loss on write off of investment in lease	12,684	-	-
Allowance for interest receivable	50,954	-	-
Allowance for loans receivable	248,521	-	-
Interest expense from beneficial conversion feature on notes payable	124,548	-	-
Loss on stock subscriptions receivable	550,431	-	-
Gain on debt settlement	(34,864)	-	-
Change in assets and liabilities:
Decrease (Increase) in interest receivable	(50,954)	-	-
Decrease (Increase) in prepaid expenses	(109,264)	(1,000)	-
Decrease (Increase) in accounts receivable	(96,755)	-	(16,933)
Increase (decrease) in accounts payable	311,473	5,397	8,512
Increase in compensation payable	1,477,279	184,899	229,016
Increase in accrued interest	1,709,750	235,726	232,689
Net Cash (used) by Operating Activities	(940,148)	(73,208)	(50,322)

Cash Flows From Investing Activities:
Acquisition of oil and gas leases	(12,684)	-	-
Acquisition of Intellectual Property	(130,520)	-	-
Purchase of Equipment	(1,714)	-	-
Purchase of software	(3,480)	-	-
Loans receivable	(263,521)	-	-
Proceeds from loans receivable	15,000	-	-
Net Cash (Used) by Investing Activities	(396,919)	-	-

Cash Flow From Financing Activities
Proceeds from common stock issuance	1,107,535	150,836	36,995
Proceeds received for stock not yet issued	-	-	12,440
Stock offering costs	(13,263)	-	-
Proceeds from notes payable	840,386	50,835	37,065
Repayment of notes payable	(597,290)	(150,836)	(39,978)
Net Cash Provided by Financing Activities	1,337,368	50,835	46,522

Net Increase (Decrease) in Cash	301	(22,373)	(3,800)

Cash (Bank Indebtedness) at Beginning of Period	-	22,674	4,154

Cash at End of Period	$301	$301	$354

(Continued)

Supplemental Disclosures of Cash Flow Information:
Cash paid during the period for:
Interest	$-	$-	$-
Income taxes	$-	$-	$-

Supplemental Schedule of Noncash Investing and Financing Activities:
For the three month period ended June 30, 2015 and 2014:
Shares issued for services	$963,236	$-	$-
Shares issued on conversion of debt	$338,577	$-	$-
Shares issued for acquisition	$130,250	$-	$-
Shares issued to shareholders in exchange for free trading shares	$554,744	$-	$-
Subscriptions receivable	$(550,431)	$-	$-
Beneficial conversion feature on notes payable	$59,084	$-	$-

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

NOTE 4 – NOTES PAYABLE – CONTINUED

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

NOTE 6 – CAPITAL STOCK – CONTINUED

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

NOTE 6 – CAPITAL STOCK – CONTINUED

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

The Company has accrued executive compensation of $115,601 to the SVP Technology of the Company to the period ended April 1, 2016 (See Note 10).

NOTE 9 – LOSS PER SHARE

The following data shows the amounts used in computing loss per share for the periods presented:

	Three months	Nine months	Three months	Nine months
	ended	ended	ended	ended
	September 30,	September 30,	September 30,	September 30,
	2016	2016	2015	2015
Loss available to common shareholders (numerator)	$(159,066)	$(498,659)	$(158,926)	$(504,016)

Weighted average number of common shares outstanding during the period used in loss per share (denominator)	50,102,853	50,102,853	48,200,348	48,090,886

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

OUR BUSINESS

We formed TransAct Energy Corp. as a Nevada corporation on March 15, 2006. Although our business plan called for the securing and managing of any energy leasehold, the Company focused on securing producing and non-producing oil and gas leases in Alberta, Canada. On September 7, 2006, we acquired a one hundred percent (100%) interest in a Petroleum and Natural Gas Lease, from the province of Alberta, Canada for twelve thousand and fifty-one dollars ($12,051), the MedHat Project. We did not develop this resource. We looked to expand our holdings in Alberta through acquisitions and joint ventures for the following two years. We have since allowed this lease to lapse and moved away from this focus.

A distinct trend appeared in the energy sector supporting sustainable energies. About the same time in late 2008 the Company was introduced to Dr. Mory Ghomshei one of the world’s leading geothermal experts and two of his geothermal power projects in British Columbia, Canada. The acquisition, resource evaluation, exploration process and administration for geothermal are very similar and in many jurisdictions come under the petroleum sector. We worked with independent companies Aqua Terra Power and Aqua Terra Geothermal through the balance of 2009 on the two geothermal power projects in British Columbia. Other than lending Aqua Terra funds no formal arrangement was entered pending them securing drill permits on the two projects. These licenses lapsed under their original owners and were re-posted by the government for public tender; an Ontario corporation associated with Dr. Ghomshei acquired most of the original licences and have initiated drilling applications. We entered discussions with this entity in the latter half of 2011 to form a Farm-in relationship. We have put these discussions on hold pending the completion of our first operating plants in the Waste Optimization Division although we are maintaining dialogue with Dr. Ghomshei as it relates to utilizing Geothermal in the plants themselves.

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

On August 31, 2009, TransAct Energy completed and closed its initial public offering at twenty-five cents ($0.25) per share selling one million one hundred and two thousand shares (1,102,000) for a total capital raise of two-hundred and seventy-four thousand three hundred and ninety-eight dollars ($274,398 USD). Most these funds were placed with Aqua Terra Power as convertible notes to secure and develop the four (4) geothermal licenses in British Columbia, Canada; the balance was used to pay the costs of the offering and a small amount went to working capital. The Company was approved for listing on the OTCBB in December 2009 and received the trading symbol “TEGY.”

Throughout 2010 we laid the ground work for large power projects in South Europe, Asia and Africa; smaller projects for solar, waste to energy and hydrogen fuel cells specifically in India.  We worked to secure markets for geothermal, new solar photo-voltaic, waste to energy and hydrogen fuel cell generators.

Joint development agreement negotiations took place in December 2010 clearing the way for Transact to enter one major project in South East Asia in 2011.  This project was stalled throughout 2011 because TransAct was unable to secure the funds it required to proceed.

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

The Company’s 2012 efforts were focused on building out its Waste Optimization division.  We completed a Business Plan for this division and entered a Joint Development Agreement with the owners of a small scale, proprietary, zero emissions waste optimization plant (“ZEWOP”) that had been operating a 20 tonne per day plant for two years. We reconnected with clients in India and Brazil for future waste optimization opportunities.  From the second quarter, through to the end of 2012 we worked to raise the necessary funds to build a municipal scale plant (500 tonnes per day) in Scotland.

2013 continued as a building year for both the company and its Waste Optimization division. We completed the acquisition of the ZEWOP technology from the Scottish Inventor and brought him on as a long-term member of our team. We successfully negotiated a relationship with the international firm Fichtner Consulting Engineers to complete the certification of our plants going forward. We identified suppliers of waste for the proposed United Kingdom plants, initiated the relationships for the uptake of the Natural Gas and Electricity in the United Kingdom and tentatively sourced the capital required for the first plant in the United Kingdom. Globally we negotiated the intent to build a plant in Mexico that includes the required equity and waste. In Brazil, we initiated a relationship to create a green energy fund to grow both the market in Brazil and the other strategic areas of South America. Initial talks have taken place with potential development partners for a few of the major Brazil markets pending the success of the UK or Mexico plant. In the USA and China, we are in talks with potential development partners that can deliver significant capital/waste and see our technology as the best solution going forward.

Throughout 2014 TransAct worked to finalize the engineering review and agreements necessary to develop the first Zero Emissions Waste Optimization Plants TM (Z.E.W.O.P. TM) in Puebla, Mexico. The plant under design is capable of processing 1320 metric tons per day of Municipal Solid Waste (“MSW”) and is estimated to cost approximately three hundred million dollars. In late November Fichtner Consulting Engineers reported they believed the Z.E.W.O.P. TM could process the MSW 100% into useable products without emissions. The Fichtner report provided TransAct the opportunity to submit the Waste Supply Agreement to the Municipality of Puebla, prepare off-take agreements for interested buyers of the Z.E.W.O.P. TM products and formalize the share purchase agreement with the Puebla Waste Consortium (“PWC”).  PWC intended on providing 30% of the capital required to build the Z.E.W.O.P. TM, while TransAct negotiates third party lenders for the remaining 70% of the cost through debt instruments.

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

2014 saw the Company form subsidiary corporations in Ireland and Mexico. In Ireland, we established the wholly owned subsidiary “TransAct Energy Global Ltd”, this company will in turn wholly own each national subsidiary. The first national subsidiary of TransAct Global is “TransAct Energy Mexico” which will own a majority shareholding of each holding company that owns a Z.E.W.O.P. TM like “Puebla ZEWOP 1”.

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

The first quarter of 2016 we focused on negotiating four specific opportunities for MSW feed-stock in the greater Guadalajara area, the greater Mexico City region and the greater Puebla region of Mexico. We are now providing written proposals directly to two cities, waiting for a proposal in writing from a private contractor to process its contracted MSW and waiting for the other private group to secure their long-term contract from Mexico City. Each opportunity will satisfy our need for thirteen-hundred and twenty metric tons per day of MSW feed-stock before we can start our first municipal scale Z.E.W.O.P. TM.

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

In June we met with a private, established, Mexico City municipal contractor after providing them with a memorandum of understanding regarding processing fifteen hundred metric tonnes per day. We have come to a preliminary agreement to proceed to a formal agreement, that will include a long-term feed-stock agreement for our Z.E.W.O.P.TM, and the purchase of a development site with some environmental approvals related to waste management already in place. This agreement when completed should strategically launch TransAct in the Mexican market.

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

Our near-term strategy going forward is too exploit the work and relationships that have been established in Mexico.  Despite the delays and setbacks of Puebla our efforts will continue throughout 2016 to finalize the Waste Supply Agreement in a large Mexican market, signing off on 75-80% of our product sales under off-take agreements and initiating the engineering review of our selected site for the plant in Mexico. These agreements completed should lead to the financing commitment we have been seeking for the $200 Million (+/-) debt portion of the first Z.E.W.O.P.TM. In 2016 we should be able to complete the Z.E.W.O.P. TM building/plant design and initiate the permit/permission application process. Simultaneously we intend to work through an EPC contract and its related subcontracts. TransAct hopes to establish manufacturing of our proprietary reactors in Mexico to supply the demand for both Mexico and the USA.  Subject to our funding draw down schedule and the permit/permission process we intend on constructing the Z.E.W.O.P. TM buildings in early 2017. Provided all equipment manufacturers can supply their components we intend on assembling the plant through 2017 and initiating commissioning the beginning of 2018.

Once TransAct is confident the development of the first Z.E.W.O.P.TM is well underway it will proceed with the scheduling and planning of additional plants. This will include our first European Z.E.W.O.P. TM.  South America, including Paraguay, Brazil and Argentina have generated multiple opportunities for Z.E.W.O.P. TM including the capital required to develop these opportunities. We intend on continuing to work these opportunities to secure a foothold in these markets.

Z.E.W.O.P. TM can demonstrate to Mexico and the World a municipal scale solution to managing waste without emissions and land filling. Although we have been approached to build in the other North American cities we feel the market is best approached when the first Z.E.W.O.P. TM is fully operational to garner government agency support. This will insure a smoother entry into the other North American markets, once we break ground we will make sure major municipalities throughout the US and Canada are aware of our process so we get on the technology review lists.

Besides finding capital for individual projects, until the first revenues from operations come in, our corporate operations will continue to be funded by raising money through private placements or public offerings. We anticipate bringing on an expanded management team to oversee our operational growth throughout this year and plan on raising additional capital as required. The first $3.6 Million of this budgeted capital should come in after the signing of the Waste Supply Agreement in 2016.

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

SUBSEQUENT EVENTS

None.

RESULTS OF OPERATIONS

Results of Operations for the Three Months Ended September 30, 2016 Compared to the Three Months Ended September 30, 2015

We did not generate any material revenue from July 1, 2016 to September 30, 2016 as was the same for the three-month period in 2015. For the three months ended September 30, 2016 our general and administrative expenses were $80,973 compared to $80,629 for the same period in 2015. Expenses consisted primarily of compensation of $62,500 and accounting of $8,197.  Compensation was $87,500 with no accounting expense for the same period ending September 30, 2015.

Interest Expense for the three months ending September 30, 2016 was $78,093 compared to $90,278 for the same period in 2015. Thus, we have reported a net loss before taxes of ($159,066) for the Three Months ended September 30, 2016 compared to a loss of ($170,907) for the same period last year.

Results of Operations for the Nine Months Ended September 30, 2016 Compared to the Nine Months Ended September 30, 2015

We did not generate any revenue from January 1, 2016 to September 30, 2016 as was the same for the nine-month period in 2015. For the nine months ended September 30, 2016 our general and administrative expenses were $262,855 compared to $271,327 for the same period in 2015. The main expenses for both periods were compensation and interest. Thus, we have reported a net loss of $(498,659) for the Nine Month period ended September 30, 2016 compared to $(504,016) for the same period in 2015.

Stock-Based Compensation Costs

There was $0 stock based compensation for the period ended September 30, 2016 and the same for 2015. Any shares issued are a part of our executive compensation plan, and are issued to obtain, retain and motivate our directors, executives and employees.

LIQUIDITY AND CAPITAL RESOURCES

As of September 30, 2016, our current assets are $206,320 made up of prepaid expenses of $109,264, receivables of $96,755 and $301 cash on hand. Our current liabilities consist of accounts payable in the amount of $311,473, accrued interest of $1,709,750, compensation payable of $1,477,279 and Notes payable, net of any discount of $243,245.

NEED FOR ADDITIONAL FINANCING

We estimate our upcoming operating expenses to increase substantially as we transcend from development stage to operating stage and could be as much as $4,000,000.00 per year or more. We have conditional commitments through our subsidiaries for capital expenditures related to the first plant in Mexico and anticipate entering further commitments to secure additional plants going forwards. We believe we will need additional funds to cover our expenses and commitments for the next twelve months. Our need for capital may change dramatically as we pursue our business plan during that period. Further, we cannot assure that we will be successful in consummating business opportunities on favourable terms or we will be able to profitably manage any business opportunities. Should we require additional capital, we may seek additional advances from officers, sell common stock or find other forms of debt financing.

As per our previously filed 8K the Company raised $3.6 Million in capital to cover the next fourteen months to expected cash flow from our Z.E.W.O.P. TM in Mexico. This financing fell through; however we fully intend on replacing it which may result in further dilution of shares.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

There were 591,022 common shares sold by way of conversion of notes payable into Company securities during the three months ended September 30, 2016 and 2,745,710 common shares issued year to date by way of conversion. The proceeds were used primarily for general and administrative expenses.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None

ITEM 4. REMOVED AND RESERVED

None.

ITEM 5. OTHER INFORMATION.

Up to the period ended September 30, 2016, the Company worked diligently on its business and maintaining its reporting status with the SEC. However due to finances we were forced to file our Annual Report without auditors review the company is delinquent in required filings with the SEC as determined by the NASD. Because of filing unaudited statements and changes to the over the counter bulletin board (“OTCBB”) we were downgraded from the OTCQB to the OTC Pinks. When we amend our filings to include audited statements for 2012, 2013, 2014, 2015 and 2016 we can reapply to the OTCBB for a OTCQB listing.

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

Date: December 16, 2016

By: /s/ Rod Bartlett

Rod Bartlett

President,

Chief Executive Officer