Form 10-K
period 2016-12-31
TRANSACT ENERGY CORP
filed 2017-02-07
CIK 1383394

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

 X . ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2016

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).      . Yes  X . No

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter. On June 30th, 2016 the aggregate market value of the voting stock of Transact Energy Corp. held by non-affiliates of the registrant was $2,588,097.98

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date: As of December 31, 2016, we had issued and outstanding 52,658,345 shares common stock, $.001 par value

APPLICABLE ONLY TO REGISTRANTS INVOLVED IN BANKRUPTCY

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

The Company's current corporate structure results from the issuance of founding shares equal to nine million four hundred thousand (9,400,000), an initial public offering (IPO) of one million one hundred and two thousand shares (1,102,000) at twenty-five cents ($0.25), the acquisition of a technology asset of two million six hundred thousand shares (2,600,000) and thirty-nine million five hundred and fifty-six thousand, three hundred and forty-five (39,556,345) shares for operations (including consulting, management and debt settlement).

The Company was originally formed to manage energy related assets and has changed its scope to sustainable technology development. The Company incorporates new technologies to provide sustainable energy sources and products. It has now focused completely on “waste optimization” converting municipal waste streams 100% into useable products without emissions utilizing sustainable energy sources.

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

In 2008, the Company was introduced to Dr. Mory Ghomshei one of the world’s leading geothermal experts and two of his geothermal power projects in British Columbia, Canada. We worked with independent companies Aqua Terra Power and Aqua Terra Geothermal through the balance of 2009 on the two geothermal power projects in British Columbia. Other than lending Aqua Terra funds no formal arrangement was entered pending them securing drill permits on the two projects.

These licenses lapsed under their original owners and were re-posted by the government for public tender; an Ontario corporation associated with Dr. Ghomshei acquired most of the original licences and has received drilling permits. We entered discussions with this entity in the latter half of 2011 to form a Farm-in relationship. We have put these discussions on hold pending the completion of our first waste optimization plant although we are maintaining dialogue with Dr. Ghomshei as it relates to utilizing Geothermal in the plants themselves.

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

The Company’s 2012 efforts were focused on building out a Waste Optimization division.  We completed a Business Plan for this division and entered a Joint Development Agreement with the owners of a small scale, proprietary, zero emissions waste optimization plant (“ZEWOP”) that had been operating a 20 tonne per day plant for two years. We reconnected with clients in India and Brazil for future waste optimization opportunities.  From the second quarter, through to the end of 2012 we worked to raise the necessary funds to build a municipal scale plant (500 tonnes per day) in Scotland.

2013 continued as a building year for both the company and its Waste Optimization division. We completed the acquisition of the ZEWOP technology from the Scottish Inventor and brought him on as a long-term member of our team. We successfully negotiated a relationship with the international firm Fichtner Consulting Engineers to complete the certification of our plants going forward. We identified suppliers of waste for the proposed United Kingdom plants, initiated the relationships for the uptake of the Natural Gas and Electricity in the United Kingdom and tentatively sourced the capital required for the first plant in the United Kingdom. Globally we negotiated the intent to build a plant in Mexico that includes the required equity and waste. In Brazil, we initiated a relationship to create a green energy fund in order to grow both the market in Brazil and the other strategic areas of South America. Initial talks have taken place with potential development partners for a few of the major Brazil markets pending the success of the Mexico plant.

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

The Company delivered the results of the Fichtner Report to the Puebla City Staff in December of 2014. The cost of the plant was more than originally discussed because it included garbage pre-processing and their waste contained more water. This affected the required equity and although it was never stated appears to be cause of the PWC hesitation. We also found out subsequently there was legal wrangling and back room negotiations between the existing MSW concession holders and the municipal/state government, affecting their ability to sign with us.  After 6 months with no movement forward for the MSW feedstock from the City of Puebla, Management set out in 2015 to secure an alternate source of MSW. After reviewing and discussing several alternative municipalities we are now negotiating the details of an MSW supply agreement. The agreement we had with the Puebla Waste Consortium is terminated however the sales efforts were all to National/International companies whose interest in our products will not change with a change in location. The one hundred-million-dollar equity for the plant in Puebla disappeared with the termination of the consortium contract. An alternative source of the plant equity is being sought during 2015/16 with a variety of investors coming forward during this period. As soon as we finalize the feed-stock and sales contracts we will seek to formalize the required equity.

Because of the specialized nature of many of the Z.E.W.O.P. TM components, we initiated some of the equipment procurement; thus, we entered a design/supply agreement for our proprietary reactors with a specialized engineering firm.

2014 saw the Company form subsidiary corporations in Ireland and Mexico. In Ireland we established the wholly owned subsidiary “TransAct Energy Global Ltd”, this company will in turn wholly own each national subsidiary. The first national subsidiary of TransAct Global is “TransAct Energy Mexico S.DE R.L. DE C.V.” which will own a majority shareholding of each holding company that owns a Z.E.W.O.P. TM like the Mexican corporation “Puebla ZEWOP 1, S. DE R.L. DE C.V.”.

At the beginning of 2015 we focused on finalizing the sale of the anticipated Z.E.W.O.P. TM products. These efforts included getting signed letters of intent from qualified buyers and preparing formal legal agreements for the same. We now have letters of intent from multiple qualified buyers for all the expected product and agreements ready to be signed subject to finalizing our feed-stock agreement (Waste Supply Agreement) for the first plant.

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

2016 we focused on finalizing contracts for the required MSW feed-stock. The results were a signed memorandum of understanding (MOU) with a private contractor in Mexico City and a municipality outside of Asuncion, Paraguay; a letter of invitation from the Republic of Panama; and a formal proposal to a municipality in the State of Jalisco, Mexico now awaiting the formal request for proposal coming in 2017. The Mexico City MOU, was followed in December 2016 with a Waste Supply Agreement. Each opportunity will satisfy our need for thirteen-hundred and twenty metric tons per day of MSW feed-stock per Z.E.W.O.P. TM.

Business Strategy

TransAct Energy Corp. has elected to focus entirely on the global development and dissemination of its zero emissions waste optimization plants (Z.E.W.O.P. TM).  The Z.E.W.O.P. TM makes ecological, economic, cultural, and social sense. Becoming an engine that supports the circular economy in any community it enters, sustainably. Municipalities can now be paid instead of paying to manage their MSW. In the process TransAct is able to incorporate many of the energy technologies it has worked on including, geothermal and solar.

Our near-term strategy going forward is too exploit the work and relationships that have been established in Mexico.  Despite the delays and setbacks of Puebla our efforts will continue throughout 2017 to finalize the Waste Supply Agreement in a large Mexican market, signing off on 75-80% of our product sales under off-take agreements and initiating the engineering review of our selected site for the plant in Mexico. These agreements completed should lead to the financing commitment we have been seeking for the $200 Million (+/-) debt portion of the first Z.E.W.O.P.TM. In 2016 we should be able to complete the Z.E.W.O.P. TM building/plant design and initiate the permit/permission application process. Simultaneously we intend to work through an EPC contract and its related subcontracts. TransAct hopes to establish manufacturing of our proprietary reactors in Mexico to supply the demand for both Mexico South America, Central America, Canada and the USA.  Subject to our funding draw down schedule and the permit/permission process we intend on site preparation and initial construction of the Z.E.W.O.P. TM buildings in the latter part of 2017. Provided all equipment manufacturers can supply their components we intend on assembling the plant and commissioning the same in 2018.

Once TransAct is confident the development of the first Z.E.W.O.P.TM is well underway it will proceed with the scheduling and planning of additional plants. This will include another plant in Mexico, our first European Z.E.W.O.P. TM.  South America, including Paraguay, Brazil and Argentina have generated multiple opportunities for Z.E.W.O.P. TM including the capital required to develop these opportunities. We intend on continuing to work these opportunities to secure a foothold in these markets.

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

Besides finding capital for individual projects, until the first revenues from operations come in, our corporate operations will continue to be funded by raising money through private placements or public offerings. We anticipate bringing on an expanded management team to oversee our operational growth throughout this year and plan to raise additional capital as required. The first $4 Million of this budgeted capital should come in after the signing of the Waste Supply Agreement in 2017.

For the balance of the 2017 year the Company’s focus is to:

1.)

Secure working capital for the Company significant enough to maintain accounts payable as current and fund day to day corporate costs through to cash-flow from first operations, including expansion of corporate management team in order facilitate global dissemination of Z.E.W.O.P. TM;

2.)

Complete the development of the Z.E.W.O.P. TM in Mexico as follows;

a.

Finalize Waste Supply and Product Purchase Agreements;

b.

Secure all required permits and permissions;

c.

Finalize debt portion of plant cost;

d.

Complete EPC contracts and supplier agreements;

e.

Initiate site development, construction, and assembly of plant.

3.)

Initiate second Mexico Z.E.W.O.P. TM contracts to launch development in 2018.

4.)

Enter waste supply contracts in Paraguay.

5.)

Continue with European market entrance towards end of 2017.

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

Our target Z.E.W.O.P. TM product customers are current manufacturers of fuels for airlines, shipping companies, bus companies, trucking companies or fuel retailers requiring direct blend green fuels to meet legislated targets.  The EU 20/20 legislation started on January 1st of 2025, requires a 20% green fuel blend by 2020. It creates customers needing a green fuel that can blend with existing refined fuels. Any airplane or ship landing in the EU will need 15% of its fuel to be green starting 2015 we anticipate being able to use our fuels going forward in this capacity upon EU certification.

Our customers include friction product manufacturers (brake pads, clutch plates, sanding disks) and wood product manufacturers (plywood, particle board, OSB etc.) that utilize phenol resins in their manufacturing process.  We target manufacturers of biodegradable plastics and pharmaceuticals for our Levoglucosan.  Tire and rubber manufacturers, lithographers and printers requiring high quality carbon black are customers. Waxes for the cosmetic industry, paraffin waxes for a variety of other uses including candles, along with high grade lubricating oils are Z.E.W.O.P. TM products. We produce fertilizers for the agricultural industry, a brick mix for the construction industry, a variety of reclaimed metals, and purified (distilled) water. Acetic acid and furfural are manufactured for industrial chemical manufacturers. We have a diverse mix of products and potential customers.

Employees

At December 31, 2016, the Company has a combined CEO/CFO under contract with everyone else required by the company being fulfilled by consultants on a demand basis. Going forward we have pending agreements for a COO, SVP Business Development, SVP Operations South America, SVP Operations Mexico & Central America, SVP Operations Europe and a SVP Operations Canada/US.

As the company ramps up the Z.E.W.O.P. TM in Mexico it anticipates bringing on 50 employees in this subsidiary.

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

Each product we produce is made by reprocessing waste making the resulting product “green” and cheaper. Our production process has no emissions or environmental impact compared to competitive products that come from crude oil and natural gas. Because our raw material is garbage we are not subjected to market fluctuations and can consistently maintain our cost of goods compared to our competitors. The finished products are produced at much lower costs than our competitors giving us a natural advantage going forward.

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

The success of our business relies on retaining our key personnel. We are dependent upon the services of our President and Chief Executive Officer, Roderick C. Bartlett, our Chief Financial Officer, Rod Bartlett, our Director and COO Joe F. Dickson. The loss of any of their services could have a material adverse effect upon us. As of the date of this report, the Company has executed compensation agreements with some of these persons but does not hold key-man insurance on any of them.

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

As of December 31st, 2016, there are 69 active shareholders of record holding 39,483,970 restricted shares of the Company’s common stock and 13,174,375 unrestricted shares eligible for trading of which 11,393,487 are considered active shares. The total issued and outstanding is 52,658,345 shares of common stock. The holders of common stock are entitled to one vote for each share held of record on all matters submitted to a vote of stockholders. Holders of the common stock have no pre-emptive rights and no right to convert their common stock into any other securities. There are no redemption or sinking fund provisions applicable to the common stock.

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

Item 6. Selected Financial Data.

Not Applicable.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

To leverage the waste optimization technology, the Company acquired in 2013 it needed to build the first municipal scale zero emissions waste optimization plant (Z.E.W.O.P. TM). The company spent the past three years working on the components required to develop the first municipal scale, Z.E.W.O.P. TM in, Mexico. These components included an irrevocable long term waste supply of 1320 tonnes per day of municipal solid waste, 30% of the equity required to build the plant approximately $100 Million USD, a financing for the balance of the plant-cost approximately $225 Million, an acceptable place to build the plant, a recognized engineering firm that could verify the plant could process the municipal waste 100% into useable products without emissions and presales of the products to credit worthy buyers.

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

The working capital required throughout the year came through short-term notes all of which were converted to common stock of the Company. This capital is reflected on the balance sheet as common stock and capital in excess of par value.

Financing efforts for the Z.E.W.O.P.TM in, Mexico although progressing, did not result in material contracts and as such did not impact on our financial results. Market development efforts will not be material and reflected in our financial statements until bona fide’ agreements are monetized.

Plan of Operation

For the 2017 year the Company’s focus is to:

1.)

Secure working capital for the Company significant enough to maintain accounts payable as current and fund day to day corporate costs through to cash-flow from first operations, including expansion of corporate management team in order facilitate global dissemination of Z.E.W.O.P. TM;

2.)

Complete the development of the Z.E.W.O.P. TM in Mexico as follows;

a.

Finalize waste supply agreement, share purchase, Product Purchase Agreements;

b.

Secure all required permits and permissions;

c.

Finalize debt portion of plant cost;

d.

Complete EPC contracts and supplier agreements;

e.

Initiate site development, construction, and assembly of plant.

3.)

Initiate second Mexico Z.E.W.O.P. TM contracts to launch development in 2018.

4.)

Continue with other market entrance towards end of 2018.

Results of Operations

Period from January 1, 2016 to December 31, 2016

We generated no revenue from January 1, 2016 to December 31, 2016. For the year ended December 31, 2016 our general administrative expenses were $377,137. Currently our general administrative expenses consist primarily of management fees (84%) and travel (7%).  During 2016 we recorded interest expense of $314,244 because of notes payable. Thus, we have reported a net loss of $691,381 for the period ended December 31, 2016. Our total net loss from inception on March 15, 2006 through December 31, 2016 was $(6,350,243).

Stock-Based Compensation Costs

Stock-based compensation represents 10.28% of the Company’s operating expenses for the fiscal year ended December 31, 2016. The stocks are a part of our annual executive compensation plan, and are issued to obtain, retain and motivate our directors, executives and employees.

Liquidity and Capital Resources

At December 31, 2016, we had total assets of $348,854. Our Current assets are $206,247. We have completely written down our software. Current liabilities at December 31, 2016 totaled $3,878,756 they consisted of accounts payable in the amount of $311,792, accrued interest of $1,791,739, compensation payable in the amount of $1,531,980, notes payable net in the amount of $243,245.

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

The Company has limited capability without significant assets or earnings to raise debt. The development of Z.E.W.O.P. TM the core business of the Company will rely on debt markets. To attract this capital, the Company will have to secure long term waste supply contracts and long term product sales contracts both from high credit worthy entities. The Company must agree to encumber the assets associated with each Z.E.W.O.P. TM and all net revenue until the debt is retired. This arrangement will restrict the Company’s ability to pay dividends to its shareholders.

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

Off Balance Sheet Arrangements

As of December 31, 2016, the Company does not have any off balance sheet arrangements.

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rules 13a-15(e) and 15d-15(e) promulgated under the Exchange Act and based on the criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were effective at a reasonable assurance level as of December 31, 2016, the end of the period covered by this Report. However anticipating greater levels of business activity in the near term we expect that we will require a financial controller in order to maintain our disclosure controls and procedures. Steps have been taken to bring on this person in a timely manner.

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

Our management, with the participation of the President, evaluated the effectiveness of the Company’s internal control over financial reporting as of December 31, 2016.  In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework.  Based on this evaluation, our management, with the participation of the President, concluded that, as of December 31, 2016, our internal control over financial reporting was effective.

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

Item 9B. Other Information.

There are no further disclosures. All information that was required to be disclosed in 2016 has been disclosed.

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

NAME	AGE	POSITION

Roderick C. Bartlett (1)	60	Chief Operating Officer acting Chief Financial Officer and Director Corporate Secretary
Tina VanderHeyden (2) Joseph F. Dickson (1) (2)	65 61	Director COO, Director
Des Biali (2)	69	Director

(1)	Member of the Compensation and Governance Committees.
(2)	Independent Director.

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

Rod Bartlett. President, CEO and Director has over 40 years of experience in business development. Rod was a founding shareholder of TransAct Energy Corp. and has been instrumental in bringing it through the regulatory and business development process. Rod is heavily involved in the negotiations related to securing future business for the company. During the last decade, Rod has been active in the public markets. ActionView International (advertising), Quest Oil (oil & gas), and S2C Global Systems (water distribution) are a few of the companies that he has been instrumental in developing and taking them to the next level.

Des Biali (B.Sc. Electrical Engineering, P.Eng.). Director & Advisory Board Member:  Des Biali has owned and operated DB Systems Inc. for the past 30 years. Prior to this, he was an Engineering Consultant with R.J. Wong and Associates Ltd., responsible for detailed engineering, design, and construction supervision of major projects. Mr. Biali has a degree in engineering, post graduate training in advanced control systems from the University of Saskatchewan, Canada and is a licensed member of the Association of Professional Engineers in British Columbia and Saskatchewan, Canada.

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

Significant Employees Who Are Not Executive Officers

N/A

Family

There are no family relationships between the members of our board of directors. Janice Bartlett, director of TransAct Global is a cousin to Rod Bartlett.

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

Item 11. Executive Compensation.

We have a formal compensation agreements with our Chief Executive Officer and had the same with our SVP Technology. We do not currently have a compensation agreement with our BOD and our Advisory Board members, although we intend to do so in the future. All Officers, Directors and Advisory Board members are reimbursed for their expenses related to Company service. Our active officers did receive compensation for the year ended December 31, 2016. The Directors were paid $7023.30 in restricted stock awards for the 2016 year on Dec 31, 2016.

SUMMARY COMPENSATION TABLE

Name and Principal Position	Year Ended	Annual Compensation			Long Term Compensation			All Other Compensation ($)
					Awards		Payouts
		Salary ($)	Bonus ($)	Other Annual Compensation ($)	Restricted Stock Awards ($)	Securities Underlying Options/ SARs (#)	LTIP Payouts ($)
Roderick Bartlett, CEO,
President and Director	2016	$250,000	-0-	-0-	$7,023.30	-0-	-0-	$-0-

Janice Bartlett,
Director TransAct Global Ltd	2016	$-0-	-0-	-0-	$4,500.00	-0-	-0-	$-0-

Alejandro Bautista
President TransAct Mexico	2016	$-0-	-0-	-0-	$6,000.00	-0-	-0-	$-0-

Bruce Hutchon,
SVP Technology	2016	$27,047.16	-0-	-0-	-0-	-0-	-0-	$-0-

Tina Vanderheyden, Director	2016	$-0-	-0-	-0-	$7,023.30	-0-	-0-	$-0-

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth as of December  31, 2016, the name and shareholdings of each person known to us that either directly or beneficially holds more than 5% of our 52,658,345 issued and outstanding shares of common stock, $.001 par value. The table also lists the name and shareholdings of each director and of all officers and directors as a group. Except as otherwise indicated, the persons named in the table have sole voting and dispositive power with respect to all shares beneficially owned, subject to community property laws where applicable.

Name & Address	Title of Class	Number of Shares Beneficially Owned	% of Class
Roderick Bartlett(1) Suite 207 - 23705 IH 10 West San Antonio, TX, 78257	Common	10,646,741	20.22%
Jenny Chen ------------------------ Taipei, Taiwan	Common	3,373,331	6.41%
Tina VanderHeyden (1) c/o Suite 207 - 23705 IH 10 West San Antonio, TX, 78257	Common	511,580	0.97%
Joe F Dickson (1) 2345 Tucker Rd New Woodstock, NY 13122	Common	1,001,923	1.90%
Des Biali (1) 126 Kahana Nui Rd Lahaina, HI, USA 96761	Common	686,500	1.30%
Bruce Hutchon Roxstone House, 24 Murrayfield Ave Murryfield UK EH126AX	Common	3,617,254	6.87%
Linda Hutchon Roxstone House, 24 Murrayfield Ave Murryfield UK EH126AX	Common	1,300,000	2.47%
All directors and executive officers as a group: (4 person)	Common	11,805,744	24.40%

(1)

Officer and/or director.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

We have received funds from our officers and directors to fund the Company’s activities. Currently we owe Mr. Rod Bartlett $3,871.47 (which includes interest) but does not include compensation. The Company lent Aqua Terra Power a company wholly owned by one of our previous shareholders, $263,520. Terra Energy, a company owned by one of our previous shareholders lent us $27,500.

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

Item 14. Principal Accounting Fees and Services.

The fees for services billed by Pritchett, Siler & Hardy, P.C. to the Company in the last two fiscal years were as follows:

	Twelve months ended on	Twelve months ended on
	December 31, 2016	December 31, 2015
Audit Fees	$0	$0
Audit-Related Fees	$0	$0
Tax Fees	$0	$0
All Other Fees	$0	$0
Total Fees	$0	$0

Audit Fees. There were no fees charged in 2016 as no audit of our financial statements for our annual report on Form 10-K and the review of our quarterly financial statements for our quarterly reports on Form 10-Q that are customary under auditing standards generally accepted in the United States took place. There were no fees charged in 2015 as no professional services were rendered in connection with the audit of our financial statements for our annual report on Form 10-K nor did they do a review of our quarterly financial statements for our quarterly reports on Form 10-Q that are customary under auditing standards generally accepted in the United States.

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

PART IV

Item 15. Exhibits, Financial Statement Schedules.

(a) Index to Financial Statements and Financial Statement Schedules

The following un-audited financial statements are included on the pages indicated:

F-3

Balance Sheets as of December 31, 2016 and 2015

F-4

Statements of Operations for the years ended December 31, 2016 and 2015

F-5

Statements of Stockholders' Equity (Deficit) for the years ended December 31, 2016 and 2015

F-9

Statements of Cash Flows for the years ended December 31, 2016 and 2015

F-11

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

TRANSACT ENERGY CORP.

By: /s/ Roderick C. Bartlett	Chief Executive Officer, Corporate Secretary	February 3, 2017
Roderick C. Bartlett

By /s/ Roderick Bartlett	Chief Financial Officer,	February 3, 2017
Roderick Bartlett

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By: /s/ Roderick C. Bartlett	Director	February 3, 2017
Roderick C. Bartlett

By /s/ Tins VanderHeyden	Director	February 3, 2017
Tina VanderHeyden

By: /s/ Des Biali	Director	February 3, 2017
Des Biali
By: /s/ Joe F. Dickson
Joe F. Dickson	Director	February 3, 2017

TRANSACT ENERGY CORP.

[A Development Stage Company]

FINANCIAL STATEMENTS

DECEMBER 31, 2016

______________

(Unaudited – Prepared by Management)

TRANSACT ENERGY CORP.

[A Development Stage Company]

(Unaudited - Prepared by Management)

TRANSACT ENERGY CORP.
(A Development Stage Company)
__________________________
INTERIM BALANCE SHEETS
(Unaudited - Prepared by Management)

	December 31,	December 31,
ASSETS	2016	2015
Current
Cash	$152	$22,674
Receivable	96,755	96,755
Prepaid Expenses	109,340	108,264
Total Current Assets	206,247	227,693

Capital
Furniture & Equipment	296	867
Software	-	-
Total Capital Assets	296	867

Other
Incorporation Costs	11,791	11,791
Intellectual Property	130,520	130,520
Total Other Non-current Assets	142,311	142,311

	$348,854	$370,871

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current
Bank indebtedness	$-	$-
Accounts payable	311,792	305,401
Accrued interest	1,791,739	1,473,633
Accrued interest - related party	-	78
Compensation payable	1,531,980	1,292,380
Notes payable - net of discount	243,245	342,254
Notes payable - Related parties, net of discount	-	-
Total Current Liabilities	3,878,756	3,413,746

Stockholders' Equity (Deficit)
Preferred stock, $.001 par value, 10,000,000 shares authorized no shares issued and outstanding	-	-
Common Stock, $.001 par value, 100,000,000 shares authorized 52,658,345 shares issued and outstanding	52,658	49,082
Capital in excess of par value	2,767,683	2,566,905
Subscriptions receivable	-	-
Deficit accumulated during the development stage	(6,350,243)	(5,658,862)

Total Stockholders' Equity (Deficit)	(3,529,902)	(3,042,875)

	$348,854	$370,871

The accompanying notes are an integral part of these financial statements.

TRANSACT ENERGY CORP.
(A Development Stage Company)
__________________________
INTERIM STATEMENTS OF OPERATIONS

(Unaudited - Prepared by Management)

	Cumulative
	from inception	For the Year	For the Year
	March 15, 2006	ended	ended
	December 31,	December 31,	December 31,
	2016	2016	2015

REVENUE	$12,440	$-	$12,440

EXPENSES
General and administrative	4,052,614	377,137	418,745
Unsuccessful lease purchases	18,673	-	-

Total Expenses	4,071,287	377,137	418,745

LOSS BEFORE OTHER INCOME (EXPENSE)	(4,058,847)	(377,137)	(406,305)

Interest income	50,954	-	-
Interest expense	(2,065,056)	(314,244)	(310,355)
Gain on debt settlement	34,864	-	-
Loss on write off of investment in lease	(12,684)	-	-
Allowance for loss on loans receivable and related interest	(299,474)	-	-

EARNINGS/LOSS FROM OPERATIONS BEFORE INCOME TAXES	(6,350,243)	(691,381)	(716,660)

CURRENT TAX EXPENSE	-	-	-

DEFERRED TAX EXPENSE	-	-	-

NET LOSS	$(6,350,243)	$(691,381)	$(716,660)

EARNING/LOSS PER COMMON SHARE		$(0.013)	$(0.020)

The accompanying notes are an integral part of these financial statements.

TRANSACT ENERGY CORP.
(A Development Stage Company)
STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)
__________________________
FROM INCEPTION ON MARCH 15, 2006 THROUGH DECEMBER 31, 2016
(Unaudited-Prepared by Management)
						Deficit
						Accumulated
					Capital in	During the
	Preferred stock		Common Stock		Excess of	Development
	Shares	Amount	Shares	Amount	Par Value	Stage
BALANCE, March 15,2006	-	$-	-	$-	$-	$-

Issuance of 8,500,000 shares of common stock for cash at $.001 per share, April 2006	-	-	8,500,000	8,500	-	-

Issuance of 900,000 shares of common stock for cash at $.05 per share, August 2006	-	-	900,000	900	44,100	-

Net loss for the period ended December 31, 2006	-	-	-	-	-	(12,181)

BALANCE, December 31, 2006	-	-	9,400,000	9,400	44,100	(12,181)

Net loss for the period ended December 31, 2007	-	-	-	-	-	(22,024)

BALANCE, December 31, 2007	-	-	9,400,000	9,400	44,100	(34,205)

Net loss for the period ended December 31, 2008	-	-	-	-	-	(54,563)

BALANCE, December 31, 2008	-	-	9,400,000	9,400	44,100	(88,768)

Issuance of 1,102,000 shares of common stock for cash at $.25 per share, September 2009	-	-	1,102,000	1,102	274,398	-

Deferred offering costs offset against offering	-	-	-	-	(13,263)	-

Beneficial conversion feature on notes payable	-	-	-	-	65,464	-

Net loss for the period ended December 31, 2009	-	-	-	-	-	(191,386)

BALANCE, December 31, 2009	-	-	10,502,000	10,502	370,699	(280,154)

Issued for services at $ .55 per share	-	-	135,000	135	74,115	-

Issued for services at $ 1.39 per share	-	-	48,775	49	67,693	-

Shares issued to existing shareholders in exchange for 1,008,625 free trading shares valued at $.50 per share	-	-	1,109,488	1,110	553,634	-

Issuance of 7,770,148 common shares pursuant to conversion of notes payable at $ .01 per share	-	-	7,770,148	7,770	69,931	-

Issuance of 315,909 common shares valued at $.41 -$.47 per share in exchange for compensation and consulting services	-	-	315,909	316	142,934	-

Beneficial conversion feature on notes payable	-	-	-	-	56,334	-

Issuance of 83,333 common shares on conversion of debt at $.18 per share	-	-	83,333	83	14,917	-

Net loss for the year ended December 31,2010	-	-	-	-	-	(1,086,561)

BALANCE, December 31, 2010	-	-	19,964,653	19,965	1,350,257	(1,366,715)

Issuance of 838,235 shares of common stock for cash at $.15,$.17 & $.20 per share, June 2011	-	-	838,237	838	139,162	-

Issuance of 375,739 common shares valued at $.015 per share pursuant to compensation agreements	-	-	375,739	376	5,260	-

Issuance of 404,040 common shares on conversion of notes payable at $.03 per share	-	-	404,040	404	11,596	-

Issuance of 750,000 common shares on conversion of debt at $.013 per share	-	-	750,000	750	9,250	-

Beneficial conversion feature on notes payable	-	-	-	-	2,750	-

Net loss for the year ended December 31,2011	-	-	-	-	-	(1,545,762)

BALANCE, December 31, 2011	-	-	22,332,669	22,333	1,518,275	(2,912,477)

Issuance of 3,316,500 common shares valued at $0.035 per share in exchange for consulting services	-	-	3,316,500	3,317	116,078	-

Issuance of 275,000 common shares valued at $0.0182 per share for financing services	-	-	275,000	275	4,730	-

Issuance of 625,000 common shares valued at $0.05 per share for compensation services	-	-	625,000	625	24,375	-

Issuance of 119,783 common shares valued at $0.045 per share for compensation services	-	-	119,783	120	5,869	-

Beneficial conversion feature on notes payable	-	-	-	-	-	-

Net loss for the year ended December 31,2012	-	-	-	-	-	(929,603)

BALANCE, December 31, 2012	-	-	26,668,952	26,670	1,669,327	(3,842,080)

Issuance of 2,600,000 common shares valued at $.0502 per share for technology purchase agreement	-	-	2,600,000	2,600	127,920	-

Issuance of 500,000 common shares at a valued at $.0501 per share for compensation services	-	-	500,000	500	24,550	-

Cancellation of 250,000 common shares;125,000 shares valued at $.0501 and 125,000 shares valued at $.05 for compensation services	-	-	(250,000)	(250)	(11,013)	-

Issuance of 555,556 common shares at $.036 per share for conversion of note	-	-	555,556	556	19,444	-

Beneficial conversion feature on notes payable	-	-	-	-	-	-

Net loss for the year ended December 31,2013	-	-	-	-	-	(281,831)

BALANCE, December 31, 2013	-	-	30,074,508	30,075	1,830,228	(4,122,827)

Issuance of 475,080 common shares for compensation services at a value of $.041 per share.	-	-	475,080	475	19,003	-

Issuance of 14,210,235 common shares for $397,887 of compensation payable.	-	-	14,210,235	14,210	383,677	-

Issuance of 200,000 common shares for compensation services at a value of $.05 per share.	-	-	200,000	200	9,800	-

Issuance of 474,360 common shares pursuant to a convertible option of notes payable totaling $23,718 at $.05 per share.	-	-	474,360	474	23,244	-

Issuance of 221,778 common shares pursuant to a convertible option of notes payable totaling $9,980 at $.045 per share.	-	-	221,778	222	9,758	-

Issuance of 300,000 common shares pursuant to a convertible option of notes payable totaling $18,000 at $.06 per share.	-	-	300,000	300	17,700	-

Issuance of 665,750 common shares pursuant to a convertible option of notes payable totaling $39,975 at $.06 per share.	-	-	665,750	666	39,279	-

Issuance of 641,715 common shares pursuant to a convertible option of notes payable totaling $44,920 at $.07 per share.	-	-	641,715	642	44,278	-

Issuance of 229,750 common shares pursuant to an Offshore Securities Agreement totaling $50,545 @ $0.22 per share	-	-	229,750	230	50,315	-

Issuance of 233,921 common shares for compensation services totaling $33,333.68 at a value of $0.1425 per share	-	-	233,921	234	33,100	-

Issuance of 140,000 common shares for compensation services totaling $26,600 at a value of $0.19 per share	-	-	140,000	140	26,460	-

Beneficial conversion feature on notes payable	-	-	-	-	-	-

Net loss for the year ended December 31,2014	-	-	-	-	-	(827,041)

BALANCE, December 31, 2014	-	-	47,867,097	47,867	2,486,842	(4,942,202)

Issuance of 99,750 common shares pursuant to a convertible option of notes payable totaling $9,975 at $.10 per share.	-	-	99,750	100	9,875	-

Issuance of 83,417 common shares pursuant to a convertible option of notes payable totaling $10,010 at $.12 per share.	-	-	83,417	83	9,927	-

Issuance of 83,417 common shares pursuant to a convertible option of notes payable totaling $10,010 at $.12 per share.	-	-	83,417	83	9,927	-

Issuance of 66,667 common shares pursuant to a convertible option of notes payable totaling $7,000 at $.105 per share.	-	-	66,667	67	6,933	-

Issuance of 124,750 common shares pursuant to a convertible option of notes payable totaling $4,990 at $.04 per share.	-	-	124,750	125	4,940	-

Issuance of 147,725 common shares pursuant to a convertible option of notes payable totaling $5,909 at $.04 per share.	-	-	147,725	148	5,850	-

Issuance of 73,563 common shares pursuant to a convertible option of notes payable totaling $5,885 at $.08 per share.	-	-	73,563	74	5,811	-

Issuance of 536,000 common shares for compensation services totaling $27,336 at a value of $0.051 per share.	-	-	536,000	536	26,800	-

Beneficial conversion feature on notes payable	-	-	-	-	-	-

Net loss for the year ended December 31,2015	-	-	-	-	-	(716,660)

BALANCE, December 31, 2015	-	-	49,082,386	49,083	2,566,905	(5,658,862)

Issuance of 104,688 common shares pursuant to a convertible option of notes payable totaling $8,375 at a value of $.08 per share.	-	-	104,688	105	8,270	-

Issuance of 2,050,000 common shares pursuant to a convertible option of notes payable totaling $102,500 at a value of $.05 per share.	-	-	2,050,000	2,050	100,450	-

Issuance of 142,857 common shares pursuant to a convertible option of a note payable totaling $10,000 at a value of $.07per share.	-	-	142,857	143	9,857	-

Issuance of 305,522 common shares pursuant to a convertible option a of note payable totaling $19,975 at a value of $.06538 per share.	-	-	305,522	306	19,669	-

Issuance of 142,643 common shares pursuant to a convertible option of notes payable totaling $9,985 at a value of $.07 per share.	-	-	142,643	143	9,842	-

Issuance of 185,249 common shares pursuant to convertible option of notes payable totaling $14,819.95 at a value of $.08 per share.	-	-	185,249	185	14,635	-

Issuance of 645,000 common shares for compensation services totaling $38,700 at a value of $0.06 per share.	-	-	645,000	645	38,055	-

Beneficial conversion feature on notes payable	-	-	-	-	-	-

Net loss for the year ended December 31,2016	-	-	-	-	-	(691,381)

BALANCE, December 31, 2016	-	$-	52,658,345	$52,658	$2,767,683	$(6,350,243)

TRANSACT ENERGY CORP.
(A Development Stage Company)
__________________________
INTERIM STATEMENTS OF CASH FLOWS

(Unaudited - Prepared by Management)

	Cumulative
	from inception	For the	For the
	March 15, 2006 to	Year Ended	Year Ended
	December 31,	December 31,	December 31,
	2016	2016	2015
Cash Flow From Operating Activities:
Net Gain/loss for the period	$(6,350,243)	$(691,381)	$(716,660)
Adjustments to reconcile net loss to cash used by
operating activities:
Stock issued for services	1,028,389	38,700	27,336
Stock issued for expenses	4,313	-	-
Debt issued for services	12,847	-	-
Amortization	5,378	(571)	555
Loss on write off of investment in lease	12,684	-	-
Allowance for interest receivable	50,954	-	-
Allowance for loans receivable	248,521	-	-
Interest expense from beneficial conversion feature on notes payable	124,548	-	-
Loss on stock subscriptions receivable	550,431	-	-
Gain on debt settlement	(34,864)	-	-
Change in assets and liabilities:
Decrease (Increase) in interest receivable	(50,954)	-	-
Decrease (Increase) in prepaid expenses	(109,340)	1,076	-
Decrease (Increase) in accounts receivable	(96,755)	-	(16,933)
Increase (decrease) in accounts payable	311,792	6,391	(6,840)
Increase in compensation payable	1,531,980	239,600	302,379
Increase in accrued interest	1,791,739	318,028	310,355
Net Cash (used) by Operating Activities	(968,580)	(88,157)	(99,808)

Cash Flows From Investing Activities:
Acquisition of oil and gas leases	(12,684)	-	-
Acquisition of Intellectual Property	(130,520)	-	-
Purchase of Equipment	(1,714)	-	-
Purchase of software	(3,480)	-	-
Loans receivable	(263,521)	-	-
Proceeds from loans receivable	15,000	-	-
Net Cash (Used) by Investing Activities	(396,919)	-	-

Cash Flow From Financing Activities
Proceeds from common stock issuance	1,135,669	65,635	53,779
Proceeds received for stock not yet issued	-	-	-
Stock offering costs	(13,263)	-	-
Proceeds from notes payable	243,245	-	100,025
Repayment of notes payable	-	-	(35,476)
Net Cash Provided by Financing Activities	1,365,651	65,635	118,328

Net Increase (Decrease) in Cash	152	(22,522)	18,520

Cash (Bank Indebtedness) at Beginning of Period	-	22,674	4,154

Cash at End of Period	$152	$152	$22,674

Supplemental Disclosures of Cash Flow Information:
Cash paid during the period for:
Interest	$-	$-	$-
Income taxes	$-	$-	$-

Supplemental Schedule of Noncash Investing and Financing Activities:
For the period ended 2016 and 2015:
Shares issued for services	$1,028,389	$38,700	$27,336
Shares issued on conversion of debt	$475,862	$165,655	$53,779
Shares issued for acquisition	$130,520	$-	$-
Shares issued to shareholders in exchange for free trading shares	$554,744	$-	$-
Subscriptions receivable	$(550,431)	$-	$-
Beneficial conversion feature on notes payable	$59,084	$-	$-

The accompanying notes are an integral part of these financial statements.

TRANSACT ENERGY CORP.

[A Development Stage Company]

NOTES TO FINANCIAL STATEMENTS

(Unaudited – Prepared by Management)

DECEMBER 31, 2016

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

The Company has no tax positions at December 31, 2016 and 2015 for which the ultimate deductibility is highly certain but for which there is uncertainty about the timing of such deductibility.

The Company recognizes interest accrued related to unrecognized tax benefits in interest expense and penalties in operating expenses. During the years ended December 31, 2016 and 2015, the Company recognized no interest and penalties. The Company had no accruals for interest and penalties at December 31, 2016 and December 31, 2015. All tax years starting with 2008 are open for examination.

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

NOTE 2 – LOANS RECEIVABLE – RELATED PARTY (CONTINUED)

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

NOTE 3 – SOFTWARE

		Accumulated	Net Book Value
	Cost	Amortization	December 31, 2016	December 31, 2015

Software	$3,480	$3,480	$-	$-

NOTE 4 – NOTES PAYABLE

The $10,000 convertible promissory note payable to a company whose shareholders hold less than 10% in TransAct is unsecured, bears interest at 10% per annum and was due and payable on March 31, 2010. The payee had the option to convert the entire principal amount on or before April 29, 2009 into common shares of the Company based on a conversion rate of $.00345 per share. No interest was payable if the principal was converted to shares of the Company. The payee did not exercise its conversion option. The note is currently outstanding and in October 2010 the Company issued a check in the amount of $11,876 as payment in full of principal and interest which was returned un-cashed by the payee. The Company is currently in dispute regarding the expiration date of the conversion option in the agreement and the note remains in default. At December 31, 2016, accrued interest was $ 8,187.

The $17,500 promissory note payable to a company whose shareholders hold less than 10% in TransAct is unsecured, bears interest at 10% per annum and is due on demand. This note is currently in default. At December 31, 2016, accrued interest was $13,571.

The $25,000 convertible promissory note dated June 10, 2010 and $40,000 convertible promissory note dated October 5, 2010 bore interest at 8% per annum and were due and payable on March 11, 2011 and July 7, 2011, respectively. The holder had the option to convert the entire principal amount of each particular note on or before March 11, 2011 and July 7, 2011 into common shares of the Company based on a conversion rate of 60% of the market price being the average of the lowest three trading prices over the past ten days prior to the conversion. At no time, could the holder convert into an amount of shares which would result in the holder and its affiliates to beneficially own more than 4.99% of the outstanding shares of common stock. In February 2011 the holder elected to convert $12,000 of the June 10, 2010 note into 404,040 common shares of the Company which were issued. In February 2011 the terms of the June 10, 2010 and October 5, 2010 convertible promissory notes were amended by both parties to include a repayment option. Under this repayment option the borrower had the right to repay the balance of a note in cash equal to 150% of the outstanding principal and interest.

On February 24, 2011, the Company paid $22,000 including $9,000 of interest to repay the remaining $13,000 balance of the June 10, 2010 note. In addition, on April 21, 2011 the Company paid $61,600 including $21,600 of interest to repay the $40,000 note dated October 5, 2010. A beneficial conversion feature of $53,334 has been recorded as a discount to the notes with an offset to additional paid in capital. The discount was amortized over the life of the notes. The remaining unamortized discount has been expensed as interest since the note was repaid.

The $25,000 and $15,243.90 ($20,000 CAD) promissory notes payable dated April 22, 2011 and March 31, 2011 respectively are unsecured and bear interest at 60% per annum or $2,500 and $1,445 ($2,000 CAD) respectively whichever is greater. The notes are due on demand and may be prepaid in whole or part without penalty. Accrued interest was $ 137,702 at December 31, 2016.

The $ 3,811 ($5,000 CAD) promissory note payable dated September 12, 2011 is unsecured and bears interest at $ 361 up to September 16, 2011 and $ 36 per diem until all principal and interest is repaid. The note is due on demand and may be prepaid in whole or part without penalty. Accrued interest was $ 73,416 at December 31, 2016.

The $100,000 promissory note payable dated June 30, 2013 is unsecured and is non-interest bearing.

A $22,030 promissory note payable dated February 24, 2011 to a former officer (more than 1 year ago,) bears interest of $6,000 and was due on March 4, 2011. This note is accruing interest at $360 per day for every day after March 4, 2011 until the note is repaid in full. At December 31, 2016, accrued interest was $ 773,033.

A $46,660 promissory note payable dated April 22, 2011 to a former officer (more than 1 year ago) bears interest at 1% per diem. A beneficial conversion feature of $2,750 was recorded as a discount to the notes with the offset to Additional Paid in Capital. In May 2011 the holder of the note converted $10,000 of principal into 750,000 shares of common stock and the discount was expensed to interest. The remaining balance of $36,660 is due on demand. At December 31, 2016, accrued interest was $ 767,818.

A $3,000 convertible promissory note payable to a former officer (more than 1 year ago) is secured by certain assets and equipment of the Company and bore interest at 8% per annum through the due date in November 2010 and is currently in default and bearing interest at 60% the highest lawful rate. A beneficial conversion feature of $3,000 has been recorded as a discount to the note with an offset to additional paid in capital. The discount was fully amortized in 2010. At December 31, 2016, accrued interest was $12,197.

A $10,000 convertible note dated June 22, 2015 is unsecured and bears interest at 8% per annum. The note is due on May 11, 2016 unless converted to common stock in advance of that date. This note is currently in default. At December 31, 2016 accrued interest was $1,227.

The $100,000 convertible note payable to a company whose shareholders hold less than 10% in TransAct is unsecured, bears interest at 8% per annum and is due Dec 2, 2016. At June 6, 2016 accrued interest was $3945, the note was converted on June 6 and is considered paid in full see Note 6.

NOTE 5 – NOTES PAYABLE – RELATED PARTIES

Promissory notes were paid out up to and including the end of December 2015 to an officer and shareholder were secured by certain assets and equipment of the Company and bared interest at 8% and 10% per annum and were due on demand. All notes were paid including interest. At December 31, 2016, accrued and remaining interest was $0.

Accrued interest and late fees for the notes at December 31, 2016 and December 31, 2015 was $ 1,791,739 and $1,473,633 respectively.

NOTE 6 – CAPITAL STOCK

Preferred Stock - The Company has authorized 10,000,000 shares of preferred stock, $.001 par value, with such rights, preferences and designations and to be issued in such series as determined by the Board of Directors. No shares are issued and outstanding at December 30, 2016.

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

In June 2011, the Company issued 175,739 common shares at a value of $.015 per share in exchange for consulting services accrued as a liability at December 31, 2010 in the amount of $ 37,500. The difference of $34,864 has been recorded as a gain on debt settlement.

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

In August 2014, the Company authorized the issuance of 221,778 common shares pursuant to a convertible option of notes payable totaling $9,980 at $.045 per share.

In August 2014 the Company authorized the issuance of 300,000 common shares pursuant to a convertible option of notes payable totaling $18,000 at $.06 per share.

In September 2014 the Company authorized the issuance of 665,750 common shares pursuant to a convertible option of notes payable totaling $39,975 at $.06 per share.

In September 2014, the Company authorized the issuance of 641,715 common shares pursuant to a convertible option of notes payable totaling $44,920 at $.07 per share.

In October 2014 the Company authorized the issuance of 229,750 common shares pursuant to a restricted securities agreement totaling $50,545 at $0.22 per share.

In December 2014, the Company authorized the issuance of 140,000 common shares for compensation services of $26,600 at $0.19 per share.

In December 2014, the Company authorized the issuance of 233,921 common shares for $33,333.68 of compensation payable at $0.1425.

In March 2015, the Company authorized the issuance of 99,750 common shares pursuant to a convertible option of notes payable totaling $9,975 at $.10 per share.

In March 2015, the Company authorized the issuance of 166,834 common shares pursuant to a convertible option of notes payable totaling $20,020 at $.12 per share.

In March 2015, the Company authorized the issuance of 66,667 common shares pursuant to a convertible option of notes payable totaling $7,000 at $.1050 per share.

In October 2015, the Company authorized the issuance of 124,750 common shares pursuant to a convertible option of notes payable totaling $4,990 at $.04 per share.

In November 2015, the Company authorized the issuance of 147,725 common shares pursuant to a convertible option of notes payable totaling $5,909 at $.04 per share.

In November 2015, the Company authorized the issuance of 73,563 common shares pursuant to a convertible option of notes payable totaling $5,885 at $.08 per share.

In December 2015, the Company authorized the issuance of 536,000 common shares for compensation payable totaling $27,336 at $.051 per share.

In April 2016, the Company authorized the issuance of 104,688 common shares pursuant to a convertible option of notes payable totaling $8,375 at $.08 per share.

In June 2016, the Company authorized the issuance of 2,050,000 common shares pursuant to a convertible option of notes payable totaling $102,500 at $.05 per share.

In August 2016, the Company authorized the issuance of 142,857 common shares pursuant to a convertible option of a note payable totaling $10,000 at $.07per share. In the same period the Company authorized the issuance of 305,522 common shares pursuant to a convertible option a of note payable totaling $19,975 at $.06538 per share.

In September 2016, the Company authorized the issuance of 142,643 common shares pursuant to a convertible option of notes payable totaling $9,985 at $.07 per share.

In December 2016, the company authorized the issuance of 185,249 common shares pursuant to convertible option of notes payable totaling $14,819.95 at a value of $.08 per share. In the same period the Company authorized the issuance of 645,000 common shares for compensation services totaling $38,700 at a value of $0.06 per share.

See Note 11 regarding a subscription agreement dated September 27, 2014.

NOTE 7 – INCOME TAXES

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

The Company has no tax provisions at December 31, 2016 and 2015, for which the ultimate deductibility is highly certain but for which there is uncertainty about the timing of such deductibility.

The Company recognizes interest accrued related to unrecognized tax benefits in interest expense and penalties in operating expenses. During the periods ended December 31, 2016 and 2015, the Company recognized no interest and penalties. The Company had no accruals for interest and penalties at December 31, 2016 and December 31, 2015.

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

Net deferred tax assets (liabilities) consist of the following components as of December 31, 2016, and 2015:

		2016		2015

Deferred tax assets:	$		$
NOL Carryover		691,381		716,660
Related Party Accrual		-		-
Valuation allowance		(691,381)		(716,660)

Net deferred tax assets		$-		$-

The income tax provision differs from the amount of estimated income tax determined by applying the U.S. federal income tax rate to pretax income from continuing operations for the periods ended December 31, 2016 and 2015 due to the following:

	2016	2015

Book Loss (20% statutory rate)	$(138,276)	$(143,332)

Valuation allowance	138,276	143,332

Tax at effective rate	$-	$-

At December 31, 2016, the Company had net operating loss carry forwards of approximately $ 6,350,243 that may be offset against future taxable income from the year 2016 through 2036. No tax benefit has been reported in the December 31, 2016 or 2015 financial statements since the potential tax benefit is offset by a valuation allowance of the same amount.

Due to the change in ownership provisions of the Tax Reform Act of 1986, net operating loss carry forwards for Federal income tax reporting purposes are subject to annual limitations. Should a change in ownership occur, net operating loss carry forwards may be limited as to use in future years.

NOTE 8 – GOING CONCERN

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

NOTE 9 – RELATED PARTY TRANSACTIONS

Management Compensation –   The Company has accrued executive compensation of $1,416,379 to the President of the Company from inception to the period ended December 31, 2016 (See Note 10).

The Company has accrued executive compensation of $115,601 to the SVP Technology of the Company to the period ended April 1, 2016 (See Note 10).

NOTE 10 – LOSS PER SHARE

The following data shows the amounts used in computing loss per share for the periods presented:

	Year ended December, 31, 2016	Year ended December, 31, 2015

Loss from operations available to common shareholders (numerator)	$(691,381)	$(716,660)

Weighted average number of common shares outstanding during the period used in loss per share (denominator)	50,402,153	48,134,960

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

Consulting Agreement-On May 3, 2012 the company entered into an agreement whereby 3,015,000 free trading shares are to be issued in exchange for a $20,000 advance to the Company and the settlement of any and all obligations given to the parties of the agreement. These shares are intended to be sold to cover their costs including the advances and any balance of these shares not used in settlement would be used to raise capital and split evenly between the parties. The portion that goes to the consulting company will be expensed as consulting fees. To facilitate the terms of this agreement the Company by way of special resolution identified certain shareholders of the Company that had sufficient unrestricted common shares and agreed to replace the unrestricted shares with restricted common shares plus an incentive of an additional 10% of bonus shares. In May 30, 2012 the Company issued 3,316,500 common shares, including 301,500 bonus shares, valued at $.036 per share. In June 2014, the company returned the original $20,000, the shares remain outstanding.

Loan Agreement-Pursuant to an Agreement on June 28th, 2012 that was extended to August 31, 2012 and then on Aug 30th, 2012 to November 15th, 2012, and was extended to May 15, 2014; where originally on May 11, 2012 the Company arranged for 3,005,000 free trading shares to be placed as additional security for a $100,000 loan as a retainer for a financing of 100 million dollars. The Company had a Memorandum of Understanding (MOU) to receive one third or 30 million dollars of this financing. The financing was not completed. If these shares are used to repay the loan the Company will have to issue the shares used plus 10% additional shares to the contributing shareholders and expense whatever shares used as financing costs. The shares remain outstanding.

Share-purchase Agreement – On January 30, 2014 the Company entered a share-purchase agreement for shares in a proposed subsidiary that would own and operate a zero-emissions waste optimization plant (Z.E.W.O.P.TM) in Puebla, Mexico. The agreement provided for the purchaser to own up to 45% of the subsidiary.  The Purchaser advanced $300,000 of the proposed 30% of CAPEX to the Company to facilitate a phase one engineering review. With a positive outcome to the review the Company has now formed the subsidiary in question Puebla ZEWOP 1 and was formalizing the share purchase agreement between our wholly owned subsidiary TransAct Mexico and the Puebla Waste Consortium (“PWC”).

The Puebla ZEWOP 1 share purchase agreement was not updated and the terms of the original agreement have not been fulfilled by the consortium resulting in the termination of the same. The subsidiary is currently not committed to build and operate a 1320 tonne per day Z.E.W.O.P.TM estimated at $320 Million USD. The Company has a receivable due from the subsidiary at December 31, 2014 of $96,755.

Consulting Agreement-On August 20th, 2014 the company entered into an Engineering Services Agreement to facilitate the design/build of the proprietary reactors for the Puebla, MX Zero Emissions Waste Optimization Plant. The estimated cost of the contract is $450,000 over 12 months, out of pocket reimbursements, cost plus 10% on all material and outside labor and a stock bonus of 150,000 common shares upon completion of the scope of work. This agreement will be amended to reflect the new location of the plant.  All amounts under the agreement are current

Subscription Agreement- Pursuant to an Agreement on September 27th, 2014 the company agreed to sell restricted securities of the Company in the form of common stock upon receipt of three tranches of capital equaling $1,200,000 each. The common stock was to be sold for $0.50 for the first tranche of 2,400,000 shares and was due in the week of September 28, 2014, $1.00 for the second tranche of 1,200,000 shares and was due in the week of March 1, 2015, $1.50 for the third tranche of 800,000 shares due on August 2nd, 2015. To date the first tranche was not paid and the agreement was never reflected on the balance sheet.

February 2015 the subscribers of $3.6 Million dollars of our common stock advised us they would be unable to fulfill their commitment under the restricted securities agreement. We have received the same in writing and agreed to a settlement with the parties involved where they purchase 526,316 common shares @ $0.19. To date $12,440 has been received of the agreed $100,000. Under the terms of the agreement the funds received up to December 2015 were treated as forfeited and the settlement agreement terminated. We are now entitled to exercise any punitive rites of the original agreement.

NOTE 12 – SUBSEQUENT EVENTS

In January 2017, the Company authorized the issuance of 38,529 common shares pursuant to a convertible option of a note payable totaling $2489 at $.0646 per share.

In January 2017, the Company accepted funds in the amount of $2,500 and issued a convertible note for the same for a one year period at 8% interest. The notice to convert the note was received in February 2017.

In February, 2017 two additional 90 day convertible notes at 24% interest were issued in the amount of $6000 and $7,500 respectively.