Form 10-Q
period 2017-03-01
TRANSACT ENERGY CORP
filed 2017-05-10
CIK 1383394

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

 X . QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2017.

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).      .Yes  X . No

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of March 31, 2017:

52,948,209 shares issued and outstanding

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

The accompanying financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at March 31, 2017 and 2016 and for the periods then ended have been made. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s December 31, 2016 management prepared financial statements. The results of operations for the periods ended March 31, 2017 and 2016 are not necessarily indicative of the operating results for the full year.

TRANSACT ENERGY CORP.

[A Development Stage Company]

FINANCIAL STATEMENTS

MARCH 31, 2017

______________

(Unaudited – Prepared by Management)

TRANSACT ENERGY CORP.
(A Development Stage Company)

INTERIM BALANCE SHEETS
(Unaudited - Prepared by Management)

	March 31,	December 31,
ASSETS	2017	2016
Current
Cash	$334	$152
Receivable	96,755	96,755
Prepaid Expenses	109,340	109,340
Total Current Assets	206,429	206,247

Capital
Furniture & Equipment	153	296
Software	-	-
Total Capital Assets	153	296

Other
Incorporation Costs	11,791	11,791
Intellectual Property	130,520	130,520
Total Other Non-current Assets	142,311	142,311

	$348,893	$348,854

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current
Bank indebtedness	$-	$-
Accounts payable	318,038	311,792
Accrued interest	1,868,639	1,791,739
Accrued interest - related party	-	-
Compensation payable	1,578,102	1,531,980
Notes payable - net of discount	256,745	243,245
Notes payable - Related parties, net of discount	-	-
Total Current Liabilities	4,021,524	3,878,756

Stockholders' Equity (Deficit)
Preferred stock, $.001 par value,
10,000,000 shares authorized no shares issued and outstanding	-	-
Common Stock, $.001 par value,
100,000,000 shares authorized
52,948,209 shares issued and outstanding	52,948	52,658
Capital in excess of par value	2,742,359	2,727,660
Subscriptions receivable	-	-
Deficit accumulated during the development stage	(6,467,938)	(6,310,220)

Total Stockholders' Equity (Deficit)	(3,672,631)	(3,529,902)

	$348,893	$348,854

The accompanying notes are an integral part of these financial statements.

TRANSACT ENERGY CORP.
(A Development Stage Company)

INTERIM STATEMENTS OF OPERATIONS
(Unaudited - Prepared by Management)

	Cumulative from inception March 15, 2006
		Three months ended	Three months ended

	March 31,	March 31,	March 31,
	2017	2017	2016

REVENUE	$12,440	$-	$-

EXPENSES
General and administrative	4,090,236	77,645	109,451
Unsuccessful lease purchases	18,673	-	-

Total Expenses	4,108,909	77,645	109,451

LOSS BEFORE OTHER INCOME (EXPENSE)	(4,096,469)	(77,645)	(109,451)

Interest income	50,954	-	-
Interest expense	(2,145,129)	(80,073)	(79,297)
Gain on debt settlement	34,864	-	-
Loss on write off of investment in lease	(12,684)	-	-
Allowance for loss on loans receivable and related interest	(299,474)	-	-

LOSS FROM OPERATIONS BEFORE INCOME TAXES	(6,467,938)	(157,718)	(188,748)

CURRENT TAX EXPENSE	-	-	-

DEFFRRED TAX EXPENSE	-	-	-

NET LOSS	$(6,467,938)	$(157,718)	$(188,748)

LOSS PER COMMON SHARE		$(0.003)	$(0.004)

The accompanying notes are an integral part of these financial statements.

TRANSACT ENERGY CORP.
(A Development Stage Company)

INTERIM STATEMENTS OF CASH FLOWS
(Unaudited - Prepared by Management)

	Cumulative from inception March 15, 2006 to
		Three months ended	Three months ended

	March 31,	March 31,	March 31,
	2017	2017	2016
Cash Flow From Operating Activities:
Net loss for the period	$(6,467,938)	$(157,718)	$(188,748)
Adjustments to reconcile net loss to cash used by operating activities:
Stock issued for services	1,028,389	-	-
Stock issued for expenses	4,313	-	-
Debt issued for services	12,847	-	-
Amortization	5,521	143	143
Loss on write off of investment in lease	12,684	-	-
Allowance for interest receivable	50,954	-	-
Allowance for loans receivable	248,521	-	-
Interest expense from beneficial conversion feature on notes payable	124,548	-	-
Loss on stock subscriptions receivable	550,431	-	-
Gain on debt settlement	(34,864)	-	-
Change in assets and liabilities:		-	-
Decrease (Increase) in interest receivable	(50,954)	-	-
Decrease (Increase) in prepaid expenses	(109,340)	-	(1,000)
Decrease (Increase) in accounts receivable	(96,755)	-	-
Increase (decrease) in accounts payable	318,038	6,246	(5,349)
Increase in compensation payable	1,578,102	46,123	89,547
Increase in accrued interest	1,868,639	76,900	79,297
Net Cash (used) by Operating Activities	(956,864)	(28,306)	(26,110)

Cash Flows From Investing Activities:
Acquisition of oil and gas leases	(12,684)	-	-
Acquisition of Intellectual Property	(130,520)	-	-
Purchase of software	(3,480)	-	-
Purchase of furniture & equipment	(1,714)	-	-
Loans receivable	(263,521)	-	-
Proceeds from loans receivable	15,000	-	-
Net Cash (Used) by Investing Activities	(396,919)	-	-

Cash Flow From Financing Activities
Proceeds from common stock issuance	1,110,635	14,988	-
Proceeds received for stock not yet issued	-	-	-
Stock offering costs	(13,263)	-	-
Proceeds from notes payable	256,745	13,500	8,375
Repayment of notes payable	-	-	-
Net Cash Provided by Financing Activities	1,354,117	28,488	8,375

Net Increase (Decrease) in Cash	334	182	(17,735)
Cash (Bank Indebtedness) at Beginning of Period	-	152	22,674

Cash at End of Period	$334	$334	$4,939

Supplemental Disclosures of Cash Flow Information:
Cash paid during the period for:
Interest	$-	$-	$-
Income taxes	$-	$-	$-

Supplemental Schedule of Noncash Investing and Financing Activities:
For the three month period ended March 31, 2016 and 2015:
Shares issued for services	1,028,389	-	-
Shares issued on conversion of debt	490,851	14,989	-
Shares issued for acquisition	130,250	-	-
Shares issued to shareholders in exchange for free trading shares	554,744	-	-
Subscriptions receivable	(550,431)	-	-
Beneficial conversion feature on notes payable	59,084	-	-

The accompanying notes are an integral part of these financial statements.

TRANSACT ENERGY CORP.

[A Development Stage Company]

NOTES TO FINANCIAL STATEMENTS

(Unaudited – Prepared by Management)

MARCH 31, 2017

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

Interim Condensed Financial Statements - The accompanying interim financial statements have been prepared by the Company without audit.  In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at March 31, 2017 and 2016 and for the periods then ended have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted.  It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s December 31, 2016 unaudited financial statements.  The results of operations for the periods ended March 31, 2017 and 2016 are not necessarily indicative of the operating results for the full year.

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

The Company has no tax positions at March 31, 2017 and 2016 for which the ultimate deductibility is highly certain but for which there is uncertainty about the timing of such deductibility.

The Company recognizes interest accrued related to unrecognized tax benefits in interest expense and penalties in operating expenses. During the years ended December 31, 2016 and 2015, the Company recognized no interest and penalties. The Company had no accruals for interest and penalties at March 31, 2017 and March 31, 2016. All tax years starting with 2008 are open for examination.

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

NOTE 3 – SOFTWARE

			Accumulated	Net Book Value
	Cost	Amortization	March 31, 2017	December 31, 2016

Software	$3,480	$3,480	$-	$-

NOTE 4 – NOTES PAYABLE

The $10,000 convertible promissory note payable to a company whose shareholders hold less than 10% in TransAct is unsecured, bears interest at 10% per annum and was due and payable on March 31, 2010. The payee had the option to convert the entire principal amount on or before April 29, 2009 into common shares of the Company based on a conversion rate of $.00345 per share. No interest was payable if the principal was converted to shares of the Company. The payee did not exercise its conversion option. The note is currently outstanding and in October 2010 the Company issued a check in the amount of $11,876 as payment in full of principal and interest which was returned un-cashed by the payee. The Company is currently in dispute regarding the expiration date of the conversion option in the agreement and the note remains in default. At March 31, 2017, accrued interest was $ 8,437.

The $17,500 promissory note payable to a company whose shareholders hold less than 10% in TransAct is unsecured, bears interest at 10% per annum and is due on demand. This note is currently in default. At March 31, 2017, accrued interest was $14,007.

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

The $25,000 and $15,243.90 ($20,000 CAD) promissory notes payable dated April 22, 2011 and March 31, 2011 respectively are unsecured and bear interest at 60% per annum or $2,500 and $1,445 ($2,000 CAD) respectively whichever is greater. The notes are due on demand and may be prepaid in whole or part without penalty. Accrued interest was $ 143,698 at March 31, 2017.

The $ 3,811 ($5,000 CAD) promissory note payable dated September 12, 2011 is unsecured and bears interest at $ 361 up to September 16, 2011 and $ 36 per diem until all principal and interest is repaid. The note is due on demand and may be prepaid in whole or part without penalty. Accrued interest was $ 76,566 at March 31, 2017.

The $100,000 promissory note payable dated June 30, 2013 is unsecured and is non-interest bearing.

A $22,030 promissory note payable dated February 24, 2011 to a former officer (more than 1 year ago,) bears interest of $6,000 and was due on March 4, 2011. This note is accruing interest at $360 per day for every day after March 4, 2011 until the note is repaid in full. At March 31, 2017, accrued interest was $ 805,793.

A $46,660 promissory note payable dated April 22, 2011 to a former officer (more than 1 year ago) bears interest at 1% per diem. A beneficial conversion feature of $2,750 was recorded as a discount to the notes with the offset to Additional Paid in Capital. In May 2011 the holder of the note converted $10,000 of principal into 750,000 shares of common stock and the discount was expensed to interest. The remaining balance of $36,660 is due on demand. At March 31, 2017, accrued interest was $801,479.

A $3,000 convertible promissory note payable to a former officer (more than 1 year ago) is secured by certain assets and equipment of the Company and bore interest at 8% per annum through the due date in November 2010 and is currently in default and bearing interest at 60% the highest lawful rate. A beneficial conversion feature of $3,000 has been recorded as a discount to the note with an offset to additional paid in capital. The discount was fully amortized in 2010. At March 31, 2017, accrued interest was $12,645.

A $10,000 convertible note dated June 22, 2015 is unsecured and bears interest at 8% per annum. The note is due on May 11, 2016 unless converted to common stock in advance of that date. This note is currently in default. At March 31, 2017, accrued interest was $1,426.

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

Accrued interest and late fees for the notes at March 31, 2017 and December 31, 2016 was $1,868,639 and $1,791,739, respectively.

NOTE 6 – CAPITAL STOCK

Preferred Stock - The Company has authorized 10,000,000 shares of preferred stock, $.001 par value, with such rights, preferences and designations and to be issued in such series as determined by the Board of Directors. No shares are issued and outstanding at March 31, 2016.

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

In January 2017, the Company authorized the issuance of 89,864 common shares pursuant to a convertible option of notes payable totaling $2,489 at $.0646per share and $2500 @ $0.487 per share.

In February 2017, the Company authorized the issuance of 200,000 common shares pursuant to a convertible option of notes payable totaling $10,000 at $.05 per share.

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

NOTE 8 – RELATED PARTY TRANSACTIONS

Management Compensation –   The Company has accrued executive compensation of $1,478,879 to the President of the Company from inception to the period ended March 31, 2017 (See Note 10).

The Company has accrued executive compensation of $115,601 to the SVP Technology of the Company to the period ended April 1, 2016 (See Note 10).

NOTE 9 – LOSS PER SHARE

The following data shows the amounts used in computing loss per share for the periods presented:

	Three months	Three months
	ended	ended
	March 31,	March 31,
	2017	2016
Loss from operations available to common shareholders
(numerator)	$(157,718)	$(188,748)

Weighted average number of common shares
outstanding during the period used in loss per share
(denominator)	52,805,673	49,082,386

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

The Puebla ZEWOP 1 share purchase agreement was not updated and the terms of the original agreement have not been fulfilled by the consortium resulting in the termination of the same. The subsidiary is currently not committed to build and operate a 1320 tonne per day Z.E.W.O.P.TM estimated at $320 Million USD. The Company has a receivable due from the subsidiary at March 31, 2016 of $96,755.

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

NOTE 11 – SUBSEQUENT EVENTS

In February 2017 two additional 90 day convertible notes at 24% interest were issued in the amount of $6000 and $7,500 respectively. These notes were converted in May 2017.

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

The First Quarter 2017 continued with the negotiations around the Waste Supply Agreement with Technosilicatos Mexico, fine tuning the agreement which now awaits final signatures. In anticipation of this signing, both real estate acquisition and financing for the new plant were progressed.

Business development efforts at the start of 2017 included furthering discussions with another large waste management company in Mexico, the Municipality/its contractors in Asuncion, Paraguay, and the main contractor/haulers for Rio de Janeiro, Brazil.

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

For the balance of the 2017 year the Company’s focus is to:

1. Secure working capital for the Company significant enough to maintain accounts payable as current and fund day to day corporate costs through to cash-flow from first operations, including expansion of corporate management team in order facilitate global dissemination of Z.E.W.O.P. TM;

2. Complete the development of the Z.E.W.O.P. TM in Mexico as follows;

a.

Finalize Waste Supply and Product Purchase Agreements;

b.

Secure all required permits and permissions;

c.

Finalize debt portion of plant cost;

d.

Complete EPC contracts and supplier agreements;

e.

Initiate site development, construction, and assembly of plant.

3. Initiate second Mexico Z.E.W.O.P. TM contracts to launch development in 2018.

4. Enter waste supply contracts in Paraguay and Brazil.

5. Continue with European market entrance towards end of 2017.

SUBSEQUENT EVENTS

The company had issued two convertible notes totaling $13,500 that were subsequently converted to 277,207 common shares of the company on May 4, 2017.

RESULTS OF OPERATIONS

Results of Operations for the Three Months Ended March 31, 2017 Compared to the Three Months Ended March 31, 2017

We did not generate any material revenue from January 1, 2017 to March 31, 2017 as was the same for the three-month period in 2016. For the three months ended March 31, 2017 our general and administrative expenses were $77,645 compared to $109,451 for the same period in 2016. Expenses consisted primarily of compensation of $62,500 and Travel/Meeting of $10,165. Compensation was $89,547 with Travel/Meeting of $16, 804 for the same period ending March 31, 2016.

Interest Expense for the three months ending March 31, 2017 was $80,073 compared to $79,297 for the same period in 2016. As a result, we have reported a net loss before taxes of ($157,718) for the Three Months ended March 31, 2017 compared to a loss of ($188,748) for the same period last year.

Stock-Based Compensation Costs

There was $0 stock based compensation for the period ended March 31, 2017 and the same for 2016. Any shares issued are a part of our executive compensation plan, and are issued to obtain, retain and motivate our directors, executives and employees.

LIQUIDITY AND CAPITAL RESOURCES

As of March 31, 2017, our current assets are $206,429 made up of prepaid expenses of $109,340, receivables of $96,755 and $334 cash on hand. Our current liabilities consist of accounts payable in the amount of $318,038, accrued interest of $1,868,639, compensation payable of $1,578,102 and Notes payable, net of any discount of $256,745.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

There was 289,064 common shares sold by way of conversion of notes payable into Company securities during the three months ended March 31, 2017. The proceeds were used primarily for general and administrative expenses.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None

ITEM 4. REMOVED AND RESERVED

None.

ITEM 5. OTHER INFORMATION.

Up to the period ended March 31, 2017, the Company worked diligently on its business and maintaining its reporting status with the SEC. However due to finances we were forced to file our Annual Report without auditors review the company is delinquent in required filings with the SEC as determined by the NASD. Because of filing unaudited statements and changes to the over the counter bulletin board (“OTCBB”) we were downgraded from the OTCQB to the OTC Pinks. When we amend our filings to include audited statements for 2012, 2013, 2014, 2015 and 2016 we can reapply to the OTCBB for a OTCQB listing.

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

Date: May 9, 2017

By: /s/ Rod Bartlett

Rod Bartlett

President,

Chief Executive Officer