Form 10-Q
period 2017-06-30
TRANSACT ENERGY CORP
filed 2017-07-31
CIK 1383394

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2017.

or

[   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [   ] No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). [X] Yes [   ] No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	[ ]	Accelerated filer	[ ]

Non-accelerated filer	[ ] (Do not check if a smaller reporting company)	Smaller reporting company	[X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). [   ] Yes [X] No

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY

PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. [   ] Yes [   ] No

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of June 30, 2017:

53,325,416 shares issued and outstanding

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

The accompanying financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at June 30, 2017 and 2016 and for the periods then ended have been made. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s December 31, 2016 management prepared financial statements. The results of operations for the periods ended June 30, 2017 and 2016 are not necessarily indicative of the operating results for the full year.

TRANSACT ENERGY CORP.

[A Development Stage Company]

FINANCIAL STATEMENTS

June 30, 2017

(Unaudited – Prepared by Management)

CONTENTS

Page
Interim Balance Sheets	4
Interim Statements of Operations	5
Interim Statements of Cash Flows	6-7
Notes to Interim Financial Statements	8-15

TRANSACT ENERGY CORP.
(A Development Stage Company)
INTERIM BALANCE SHEETS
(Unaudited - Prepared by Management)

ASSETS

	June 30,	December 31,
	2017	2016
Current
Cash	$11	$152
Receivable	96,755	96,755
Prepaid Expenses	108,264	109,340
Total Current Assets	205,030	206,247

Capital
Furniture & Equipment	10	296
Software	-	-
Total Capital Assets	10	296

Other
Incorporation Costs	11,791	11,791
Intellectual Property	130,520	130,520
Total Other Non-current Assets	142,311	142,311
	$347,351	$348,854

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current
Bank indebtedness	-	-
Accounts payable	320,157	311,792
Accrued interest	1,945,116	1,791,739
Accrued interest - related party	-	-
Compensation payable	1,638,102	1,531,980
Notes payable - net of discount	246,225	243,245
Notes payable - Related parties, net of discount	-	-
Total Current Liabilities	4,149,600	3,878,756

Stockholders' Equity (Deficit)
Preferred stock, $.001 par value,
10,000,000 shares authorized no shares issued and outstanding	-	-
Common Stock, $.001 par value,
100,000,000 shares authorized
52,948,209 shares issued and outstanding	53,325	52,658
Capital in excess of par value	2,760,482	2,727,660
Subscriptions receivable	-	-
Deficit accumulated during the development stage	(6,616,056)	(6,310,220)
Total Stockholders' Equity (Deficit)	(3,802,249)	(3,529,902)
	$347,351	$348,854

The accompanying notes are an integral part of these financial statements.

TRANSACT ENERGY CORP.
(A Development Stage Company)
INTERIM STATEMENTS OF OPERATIONS
(Unaudited - Prepared by Management)

	Cumulative from inception March 15, 2006 To June 30, 2017	Three months ended June 30, 2017	Six months ended June 30, 2017	Three months ended June 30, 2016	Six months ended June 30, 2016

REVENUE	$12,440	$-	$-	$-	$-

EXPENSES
General and administrative	4,161,878	71,642	149,287	74,441	183,892
Unsuccessful lease purchases	18,673	-	-	-	-

Total Expenses	4,180,551	71,642	149,287	74,441	183,892

LOSS BEFORE OTHER INCOME (EXPENSE)	(4,168,111)	(71,642)	(149,287)	(74,441)	(183,892)

Interest income	50,954	-	-	-	-
Interest expense	(2,221,605)	(76,476)	(156,549)	(78,414)	(157,711)
Gain on debt settlement	34,864	-	-	-	-
Loss on write off of investment in lease	(12,684)	-	-	-	-
Allowance for loss on loans receivable and related interest	(299,474)	-	-	-	-

LOSS FROM OPERATIONS
BEFORE INCOME TAXES	(6,616,056)	(148,118)	(305,836)	(152,855)	(341,603)

CURRENT TAX EXPENSE	-	-	-	-	-

DEFFRRED TAX EXPENSE	-	-	-	-	-

NET LOSS	$(6,616,056)	$(148,118)	$(305,836)	$(152,855)	$(341,603)

LOSS PER COMMON SHARE	$-	$(0.003)	$(0.006)	$0.000	$$0.000

The accompanying notes are an integral part of these financial statements.

TRANSACT ENERGY CORP.
(A Development Stage Company)
INTERIM STATEMENTS OF CASH FLOWS
(Unaudited - Prepared by Management)

	Cumulative from inception March 15, 2006 to June 30, 2017
		Six months ended June 30, 2017	Six months ended June 30, 2016

Cash Flow From Operating Activities:
Net loss for the period	$(6,616,056)	$(305,836)	$(341,603)
Adjustments to reconcile net loss to cash used by operating activities:
Stock issued for services	1,028,389	-	-
Stock issued for expenses	4,313	-	-
Debt issued for services	12,847	-	-
Amortization	5,664	286	286
Loss on write off of investment in lease	12,684	-	-
Allowance for interest receivable	50,954	-	-
Allowance for loans receivable	248,521	-	-
Interest expense from beneficial conversion feature on notes payable	124,548	-	-
Loss on stock subscriptions receivable	550,431	-	-
Gain on debt settlement	(34,864)	-	-
Change in assets and liabilities:	-	-	-
Decrease (Increase) in interest receivable	(50,954)	-	-
Decrease (Increase) in prepaid expenses	(108,264)	1,077	(1,000)
Decrease (Increase) in accounts receivable	(96,755)	-	-
Increase (decrease) in accounts payable	320,157	8,365	(538)
Increase in compensation payable	1,638,102	106,123	142,358
Increase in accrued interest	1,945,116	153,377	157,633
Net Cash (used) by Operating Activities	(965,167)	(36,608)	(42,864)

Cash Flows From Investing Activities:
Acquisition of oil and gas leases	(12,684)	-	-
Acquisition of Intellectual Property	(130,520)	-	-
Purchase of software	(3,480)	-	-
Purchase of furniture & equipment	(1,714)	-	-
Loans receivable	(263,521)	-	-
Proceeds from loans receivable	15,000	-	-
Net Cash (Used) by Investing Activities	(396,919)	-	-

Cash Flow From Financing Activities
Proceeds from common stock issuance	1,129,135	33,489	120,875
Proceeds received for stock not yet issued	-	-	-
Stock offering costs	(13,263)	-	-
Proceeds from notes payable	246,225	2,980	20,875
Repayment of notes payable	-	(184)	(120,875)
Net Cash Provided by Financing Activities	1,362,097	36,285	20,875

Net Increase (Decrease) in Cash	11	(323)	(21,989)
Cash (Bank Indebtedness) at Beginning of Period	-	334	22,674
Cash at End of Period	$11	$11	$685

Supplemental Disclosures of Cash Flow Information:
Cash paid during the period for:
Interest	$-	$-	$-
Income taxes	$-	$-	$-

Supplemental Schedule of Noncash Investing and Financing Activities:
For the three month period ended March 31, 2016 and 2015:
Shares issued for services	$1,028,389	$-	$-
Shares issued on conversion of debt	$490,851	$14,989	$-
Shares issued for acquisition	$130,250	$-	$-
Shares issued to shareholders in exchange for free trading shares	$554,744	$-	$-
Subscriptions receivable	$(550,431)	$-	$-
Beneficial conversion feature on notes payable	$59,084	$-	$-

The accompanying notes are an integral part of these financial statements.

TRANSACT ENERGY CORP.

[A Development Stage Company]

NOTES TO INTERIM FINANCIAL STATEMENTS

(Unaudited – Prepared by Management)

JUNE 30, 2017

NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

Interim Condensed Financial Statements - The accompanying interim financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at June 30, 2017 and 2016 and for the periods then ended have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s December 31, 2016 unaudited financial statements. The results of operations for the periods ended June 30, 2017 and 2016 are not necessarily indicative of the operating results for the full year.

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

The Company has no tax positions at June 30, 2017 and 2016 for which the ultimate deductibility is highly certain but for which there is uncertainty about the timing of such deductibility.

The Company recognizes interest accrued related to unrecognized tax benefits in interest expense and penalties in operating expenses. During the years ended December 31, 2016 and 2015, the Company recognized no interest and penalties. The Company had no accruals for interest and penalties at June 30, 2017 and June 30, 2016. All tax years starting with 2008 are open for examination.

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

TRANSACT ENERGY CORP.

[A Development Stage Company]

NOTES TO INTERIM FINANCIAL STATEMENTS

(Unaudited – Prepared by Management)

JUNE 30, 2017

NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

NOTE 2. LOANS RECEIVABLE – RELATED PARTY

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

NOTE 3. SOFTWARE

	Accumulated Net Book Value
	Cost	Amortization	June 30, 2017	December 31, 2016
Software	$3,480	$3,480	$-	$-

NOTE 4. NOTES PAYABLE

The $10,000 convertible promissory note payable to a company whose shareholders hold less than 10% in TransAct is unsecured, bears interest at 10% per annum and was due and payable on March 31, 2010. The payee had the option to convert the entire principal amount on or before April 29, 2009 into common shares of the Company based on a conversion rate of $.00345 per share. No interest was payable if the principal was converted to shares of the Company. The payee did not exercise its conversion option. The note is currently outstanding and in October 2010 the Company issued a check in the amount of $11,876 as payment in full of principal and interest which was returned un-cashed by the payee. The Company is currently in dispute regarding the expiration date of the conversion option in the agreement and the note remains in default. At June 30, 2017, accrued interest was $ 8,683.

The $17,500 promissory note payable to a company whose shareholders hold less than 10% in TransAct is unsecured, bears interest at 10% per annum and is due on demand. This note is currently in default. At June 30, 2017, accrued interest was $14,439.

TRANSACT ENERGY CORP.

[A Development Stage Company]

NOTES TO INTERIM FINANCIAL STATEMENTS

(Unaudited – Prepared by Management)

JUNE 30, 2017

NOTE 4. NOTES PAYABLE – CONTINUED

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

The $25,000 and $15,243.90 ($20,000 CAD) promissory notes payable dated April 22, 2011 and March 31, 2011 respectively are unsecured and bear interest at 60% per annum or $2,500 and $1,445 ($2,000 CAD) respectively whichever is greater. The notes are due on demand and may be prepaid in whole or part without penalty. Accrued interest was $ 149,675 at June 30, 2017.

The $ 3,811 ($5,000 CAD) promissory note payable dated September 12, 2011 is unsecured and bears interest at $ 361 up to September 16, 2011 and $ 36 per diem until all principal and interest is repaid. The note is due on demand and may be prepaid in whole or part without penalty. Accrued interest was $ 79,751 at June 30, 2017.

The $100,000 promissory note payable dated June 30, 2013 is unsecured and is non-interest bearing.

A $22,030 promissory note payable dated February 24, 2011 to a former officer (more than 1 year ago,) bears interest of $6,000 and was due on March 4, 2011. This note is accruing interest at $360 per day for every day after March 4, 2011 until the note is repaid in full. At June 30, 2017, accrued interest was $ 838,193.

A $46,660 promissory note payable dated April 22, 2011 to a former officer (more than 1 year ago) bears interest at 1% per diem. A beneficial conversion feature of $2,750 was recorded as a discount to the notes with the offset to Additional Paid in Capital. In May 2011 the holder of the note converted $10,000 of principal into 750,000 shares of common stock and the discount was expensed to interest. The remaining balance of $36,660 is due on demand. At June 30, 2017, accrued interest was $834,473.

A $3,000 convertible promissory note payable to a former officer (more than 1 year ago) is secured by certain assets and equipment of the Company and bore interest at 8% per annum through the due date in November 2010 and is currently in default and bearing interest at 60% the highest lawful rate. A beneficial conversion feature of $3,000 has been recorded as a discount to the note with an offset to additional paid in capital. The discount was fully amortized in 2010. At June 30, 2017, accrued interest was $13,089

A $10,000 convertible note dated June 22, 2015 is unsecured and bears interest at 8% per annum. The note is due on May 11, 2016 unless converted to common stock in advance of that date. This note is currently in default. At June 30, 2017, accrued interest was $1,623.

A $2,980 short term loan dated May 24, 2017 is unsecured and was to be returned on June 14th with a $600 bonus as interest. The loan has not been repaid to date and the interest will have to be renegotiated on payment. At June 30, 2017 accrued interest was $600.

The $100,000 convertible note payable to a company whose shareholders hold less than 10% in TransAct is unsecured, bears interest at 8% per annum and is due Dec 2, 2016. At June 6, 2016 accrued interest was $3945, the note was converted on June 6 and is considered paid in full see Note 6.

TRANSACT ENERGY CORP.

[A Development Stage Company]

NOTES TO INTERIM FINANCIAL STATEMENTS

(Unaudited – Prepared by Management)

JUNE 30, 2017

NOTE 5. NOTES PAYABLE – RELATED PARTIES

Promissory notes were paid out up to and including the end of December 2015 to an officer and shareholder were secured by certain assets and equipment of the Company and bared interest at 8% and 10% per annum and were due on demand. All notes were paid including interest. At December 31, 2016, accrued and remaining interest was $0.

Accrued interest and late fees for the notes at June 30, 2017 and December 31, 2016 was $1,945,116 and $1,791,739 respectively.

NOTE 6. CAPITAL STOCK

Preferred Stock - The Company has authorized 10,000,000 shares of preferred stock, $.001 par value, with such rights, preferences and designations and to be issued in such series as determined by the Board of Directors. No shares are issued and outstanding at June 30, 2017.

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

(Unaudited – Prepared by Management)

JUNE 30, 2017

NOTE 6. CAPITAL STOCK – CONTINUED

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

(Unaudited – Prepared by Management)

JUNE 30, 2017

NOTE 6. CAPITAL STOCK – CONTINUED

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

In May 2017, the Company authorized the issuance of 428,542 common shares pursuant to convertible option of notes payable totaling $13,500 at $0.0487 per share and $5,000 at $0.5 per share.

See Note 11 regarding a subscription agreement dated September 27, 2014.

NOTE 7. GOING CONCERN

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

NOTE 8. RELATED PARTY TRANSACTIONS

Management Compensation – The Company has accrued executive compensation of $1,538,879 to the President of the Company from inception to the period ended June 30, 2017 (See Note 10).

The Company has accrued executive compensation of $115,601 to the SVP Technology of the Company to the period ended April 1, 2016 (See Note 10).

TRANSACT ENERGY CORP.

[A Development Stage Company]

NOTES TO INTERIM FINANCIAL STATEMENTS

(Unaudited – Prepared by Management)

JUNE 30, 2017

NOTE 9. LOSS PER SHARE

The following data shows the amounts used in computing loss per share for the periods presented:

	Six months ended	Six months ended
	June 30, 2017	June 30,2016
Loss from operations available to common shareholders (numerator)	$(305,836)	$(341,603)

Weighted average number of common shares outstanding during the period used in loss per share (denominator)	52,979,452	49,389,529

Dilutive loss per share was not presented; as the Company had no common equivalent shares for all periods presented that would affect the computation of diluted loss per share.

NOTE 10. COMMITMENTS AND CONTINGENCIES

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

TRANSACT ENERGY CORP.

[A Development Stage Company]

NOTES TO INTERIM FINANCIAL STATEMENTS

(Unaudited – Prepared by Management)

JUNE 30, 2017

NOTE 10. COMMITMENTS AND CONTINGENCIES (Continued)

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

Consulting Agreement – On June 1, 2017 the Company through its subsidiary Transact Energy Mexico S de R.L. de C. V. contracted with a private consultant to secure a binding Waste Management Agreement with the Municipality of Zapopan. The agreement pays $30 Million pesos (approximately $1.7 Million USD) as a success fee only.

NOTE 11. SUBSEQUENT EVENTS

In July 2017 a convertible notes was issued in the amount of $8000 These notes were converted to 160,000 common shares at $0.05 per share in July 2017.

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

The end of the second quarter found us no closer to concluding the contract with Tecnosilicatos of Mexico City, we are not abandoning the potential contract, however we have elected to engage the services of a local lobbyist to go direct to the new Mexico City administration in regards to establishing our own direct concession for waste processing as per their new mandate. At the same time we engaged a private consultant to work on our behalf to negotiate with the municipality of Zapopan our formal proposal for waste management presented a year ago.

The Latin desk of the USA based international financial group (name under non-disclosure) that we have been in discussions with the past few years to fund the bulk of our Z.E.W.O.P. TM development cost, initiated the engagement process, we are now awaiting signatures on the agreement.

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

Our near-term strategy going forward is too exploit the work and relationships that have been established in Mexico. Despite the delays and setbacks of Puebla our efforts will continue throughout 2017 to finalize the Waste Supply Agreement in a large Mexican market, signing off on 75-80% of our product sales under off-take agreements and initiating the engineering review of our selected site for the plant in Mexico. These agreements completed should lead to the financing commitment we have been seeking for the $200 Million (+/-) debt portion of the first Z.E.W.O.P.TM. In 2017 we should be able to complete the Z.E.W.O.P. TM building/plant design and initiate the permit/permission application process. Simultaneously we intend to work through an EPC contract and its related subcontracts. TransAct hopes to establish manufacturing of our proprietary reactors in Mexico to supply the demand for both Mexico South America, Central America, Canada and the USA. Subject to our funding draw down schedule and the permit/permission process we intend on site preparation and initial construction of the Z.E.W.O.P. TM buildings in the latter part of 2018. Provided all equipment manufacturers can supply their components we intend on assembling the plant and commissioning the same in 2019.

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

For the balance of the 2017 year the Company’s focus is to:

1.)Secure working capital for the Company significant enough to maintain accounts payable as current and fund day to day corporate costs through to cash-flow from first operations, including expansion of corporate management team in order facilitate global dissemination of Z.E.W.O.P. TM;

2.)Complete the development of the Z.E.W.O.P. TM in Mexico as follows;

a.Finalize Waste Supply and Product Purchase Agreements;

b.Secure all required permits and permissions;

c.Finalize debt portion of plant cost;

d.Complete EPC contracts and supplier agreements;

e.Initiate site development, construction, and assembly of plant.

3.)Initiate second Mexico Z.E.W.O.P. TM contracts to launch development in 2018.

4.)Enter waste supply contracts in Brazil.

5.)Continue with European market entrance towards end of 2017.

SUBSEQUENT EVENTS

The company issued a convertible note in the amount of $8,000.00 in July that were subsequently converted to 160,000 common shares of the company on July 25, 2017 .

RESULTS OF OPERATIONS

Results of Operations for Three Months Ending June 30, 2017 Compared to Three Months Ending June 30, 2016

We did not generate any material revenue from April 1, 2017 to June 30, 2017 as was the same for the three-month period in 2016. For the three months ended June 30, 2017 our general and administrative expenses were $71,642 compared to $74,441 for the same period in 2016. Expenses consisted primarily of compensation of $62,500 and Advertising/Promotion of $5,590. Compensation was $62,500 with Advertising/Promotion of $60 for the same period ending June 30, 2016.

Interest Expense for the three months ending June 30, 2016 was $76,476 compared to $78,414 for the same period in 2016. As a result, we have reported a net loss before taxes of ($148,118) for the Three Months ended June 30, 2017 compared to a loss of ($152,855) for the same period last year.

Stock-Based Compensation Costs

There was $0 stock based compensation for the period ended June, 2017 and the same for 2016. Any shares issued are a part of our executive compensation plan, and are issued to obtain, retain and motivate our directors, executives and employees.

LIQUIDITY AND CAPITAL RESOURCES

As of June 30, 2017, our current assets are $205,030 made up of prepaid expenses of $108,264, receivables of $96,755 and $11 cash on hand. Our current liabilities consist of accounts payable in the amount of $320,157, accrued interest of $1,945,116, compensation payable of $1,638,102 and Notes payable, net of any discount of $246,225.

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rules 13a-15(e) and 15d-15(e) promulgated under the Exchange Act. Based on this evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were effective at a reasonable assurance level as of June 30, 2017, the end of the period covered by this report.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

There was 377,207 common shares sold by way of conversion of notes payable into Company securities during the three months ended June 30, 2017. The proceeds were used primarily for general and administrative expenses.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None

ITEM 4. REMOVED AND RESERVED

None.

ITEM 5. OTHER INFORMATION.

Up to the period ended June 30, 2017, the Company worked diligently on its business and maintaining its reporting status with the SEC. However due to finances we are forced to file our Annual Report without auditors review the company is delinquent in required filings with the SEC as determined by the NASD. Because of filing unaudited statements and changes to the over the counter bulletin board (“OTCBB”) we were downgraded from the OTCQB to the OTC Pinks. When we amend our filings to include audited statements for 2012, 2013, 2014, 2015 and 2016 we can reapply to the OTCBB for a OTCQB listing.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8K.

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

TRANSACT ENERGY CORP.

Date: July 28, 2017 By: /s/ Rod Bartlett

Rod Bartlett

President,

Chief Executive Officer