Form 10-Q
period 2017-09-30
TRANSACT ENERGY CORP
filed 2017-11-13
CIK 1383394

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2017.

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X]Yes [   ] No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). [X] Yes [   ] No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of September 30, 2017:

55,189,298 shares issued and outstanding

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

The accompanying financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at September 30, 2017 and 2016 and for the periods then ended have been made. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s December 31, 2016 management prepared financial statements. The results of operations for the periods ended September 30, 2017 and 2016 are not necessarily indicative of the operating results for the full year.

TRANSACT ENERGY CORP.

[A Development Stage Company]

FINANCIAL STATEMENTS

September 30, 2017

(Unaudited – Prepared by Management)

TRANSACT ENERGY CORP.

[A Development Stage Company]

(Unaudited - Prepared by Management)

TRANSACT ENERGY CORP.
(A Development Stage Company)
INTERIM BALANCE SHEETS
(Unaudited - Prepared by Management)

ASSETS

	September 30,	December 31,
	2017	2016
Current
Cash	$35,489	$152
Receivable	96,755	96,755
Prepaid Expenses	110,124	109,340
Total Current Assets	242,368	206,247

Capital
Furniture & Equipment	-	296
Software	-	-
Total Capital Assets	-	296

Other
Incorporation Costs	11,791	11,791
Intellectual Property	130,520	130,520
Total Other Non-current Assets	$142,311	$142,311

	$384,679	$348,854

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current
Bank indebtedness	-	-
Accounts payable	287,484	311,792
Accrued interest	2,020,820	1,791,739
Accrued interest - related party	-	-
Compensation payable	1,669,750	1,531,980
Notes payable - net of discount	258,715	243,245
Notes payable - Related parties, net of discount	-	-
Total Current Liabilities	4,236,769	3,878,756

Stockholders' Equity (Deficit)
Preferred stock, $.001 par value,
10,000,000 shares authorized no shares issued and outstanding	-	-
Common Stock, $.001 par value,
100,000,000 shares authorized
55,189,298 shares issued and outstanding	53,589	52,658
Capital in excess of par value	2,890,469	2,727,660
Subscriptions receivable	-	-
Deficit accumulated during the development stage	(6,796,148)	(6,310,220)

Total Stockholders' Equity (Deficit)	(3,852,090)	(3,529,902)

	$384,679	$348,854

The accompanying notes are an integral part of these financial statements.

TRANSACT ENERGY CORP.
(A Development Stage Company)
INTERIM STATEMENTS OF OPERATIONS
(Unaudited - Prepared by Management)

	Cumulative from inception March 15, 2006 September 30, 2017
		Three months ended September 30, 2017	Nine months ended September 30, 2017	Three months ended September 30, 2016	Nine months ended September 30, 2016

REVENUE	$12,440	$-	$-	$-	$-

EXPENSES
General and administrative	4,264,246	102,368	251,655	80,973	262,855
Unsuccessful lease purchases	18,673	-	-	-	-

Total Expenses	4,282,919	102,368	251,655	80,973	262,855

LOSS BEFORE OTHER INCOME (EXPENSE)	(4,270,479)	(102,368)	(251,655)	(80,973)	(262,855)

Interest income	50,954	-	-	-	-
Interest expense	(2,299,329)	(77,724)	(234,274)	(78,093)	(235,804)
Gain on debt settlement	34,864	-	-	-	-
Loss on write off of investment in lease	(12,684)	-	-	-	-
Allowance for loss on loans receivable and related interest	(299,474)	-	-	-	-

LOSS FROM OPERATIONS
BEFORE INCOME TAXES	(6,796,148)	(180,092)	(485,929)	(159,066)	(498,659)

CURRENT TAX EXPENSE	-	-	-	-	-

DEFFRRED TAX EXPENSE	-	-	-	-	-

NET LOSS	$(6,796,148)	$(180,092)	$(485,929)	$(159,066)	$(498,659)

LOSS PER COMMON SHARE		(0.003)	(0.009)	(0.003)	(0.010)

The accompanying notes are an integral part of these financial statements.

TRANSACT ENERGY CORP.
(A Development Stage Company)
INTERIM STATEMENTS OF CASH FLOWS
(Unaudited - Prepared by Management)

	Cumulative from inception March 15, 2006 to September 30, 2017	Nine months ended September 30, 2017
			Nine months ended September 30, 2016

Cash Flow From Operating Activities:
Net loss for the period	$(6,796,148)	$(485,929)	$(498,659)
Adjustments to reconcile net loss to cash used by operating activities:
Stock issued for services	1,028,389	-	-
Stock issued for expenses	4,313	-	-
Debt issued for services	12,847	-	-
Amortization	5,674	296	429
Loss on write off of investment in lease	12,684	-	-
Allowance for interest receivable	50,954	-	-
Allowance for loans receivable	248,521	-	-
Interest expense from beneficial conversion feature on notes payable	124,548	-	-
Loss on stock subscriptions receivable	550,431	-	-
Gain on debt settlement	(34,864)	-	-
Change in assets and liabilities:
Decrease (Increase) in interest receivable	(50,954)	-	-
Decrease (Increase) in prepaid expenses	(110,124)	(783)	(1,000)
Decrease (Increase) in accounts receivable	(96,755)	-	-
Increase (decrease) in accounts payable	287,484	(24,308)	5,397
Increase in compensation payable	1,669,750	137,770	184,899
Increase in accrued interest	2,020,820	229,081	235,726
Net Cash (used) by Operating Activities	(1,072,430)	(143,873)	(73,208)

Cash Flows From Investing Activities:
Acquisition of oil and gas leases	(12,684)	-	-
Acquisition of Intellectual Property	(130,520)	-	-
Purchase of software	(3,480)	-	-
Purchase of furniture & equipment	(1,714)	-	-
Loans receivable	(263,521)	-	-
Proceeds from loans receivable	15,000	-	-
Net Cash (Used) by Investing Activities	(396,919)	-	-

Cash Flow From Financing Activities
Proceeds from common stock issuance	1,259,386	163,740	150,836
Proceeds received for stock not yet issued	-	-	-
Stock offering costs	(13,263)	-	-
Proceeds from notes payable	258,715	15,470	50,835
Repayment of notes payable	-	-	(150,836)
Net Cash Provided by Financing Activities	1,504,838	179,210	50,835

Net Increase (Decrease) in Cash	35,489	35,337	(22,373)

Cash (Bank Indebtedness) at Beginning of Period	-	152	22,674

Cash at End of Period	$35,489	$35,489	$301

Supplemental Disclosures of Cash Flow Information:
Cash paid during the period for:
Interest	$-	$2,020	$-
Income taxes	$-	$-	$-

Supplemental Schedule of Noncash Investing and Financing Activities:
For the three month period ended March 31, 2016 and 2015:
Shares issued for services	1,028,389	-	-
Shares issued on conversion of debt	43,849,061	2,530,953	-
Shares issued for acquisition	130,250	-	-
Shares issued to shareholders in exchange	-	-
for free trading shares	554,744	-	-
Subscriptions receivable	(550,431)	-	-
Beneficial conversion feature on notes payable	59,084	-	-

The accompanying notes are an integral part of these financial statements.

TRANSACT ENERGY CORP.

[A Development Stage Company]

NOTES TO FINANCIAL STATEMENTS

(Unaudited – Prepared by Management)

SEPTEMBER 30, 2017

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

Interim Condensed Financial Statements - The accompanying interim financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at September 30, 2017 and 2016 and for the periods then ended have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s December 31, 2016 unaudited financial statements. The results of operations for the periods ended September 30, 2017 and 2016 are not necessarily indicative of the operating results for the full year.

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

The Company has no tax positions at September 30, 2017 and 2016 for which the ultimate deductibility is highly certain but for which there is uncertainty about the timing of such deductibility.

The Company recognizes interest accrued related to unrecognized tax benefits in interest expense and penalties in operating expenses. During the years ended December 31, 2016 and 2015, the Company recognized no interest and penalties. The Company had no accruals for interest and penalties at September 30, 2017 and September 30, 2016. All tax years starting with 2008 are open for examination.

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

SEPTEMBER 30, 2017

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

NOTE 3 – SOFTWARE

			Net Book Value
	Cost	Accumulated Amortization	June 30, 2017	December 31, 2016
Software	$3,480	$3,480	$-	$-

NOTE 4 – NOTES PAYABLE

The $10,000 convertible promissory note payable to a company whose shareholders hold less than 10% in TransAct is unsecured, bears interest at 10% per annum and was due and payable on March 31, 2010. The payee had the option to convert the entire principal amount on or before April 29, 2009 into common shares of the Company based on a conversion rate of $.00345 per share. No interest was payable if the principal was converted to shares of the Company. The payee did not exercise its conversion option. The note is currently outstanding and in October 2010 the Company issued a check in the amount of $11,876 as payment in full of principal and interest which was returned un-cashed by the payee. The Company is currently in dispute regarding the expiration date of the conversion option in the agreement and the note remains in default. At September 30, 2017, accrued interest was $ 8,935

The $17,500 promissory note payable to a company whose shareholders hold less than 10% in TransAct is unsecured, bears interest at 10% per annum and is due on demand. This note is currently in default. At September 30, 2017, accrued interest was $14,881.

TRANSACT ENERGY CORP.

[A Development Stage Company]

NOTES TO FINANCIAL STATEMENTS

(Unaudited – Prepared by Management)

SEPTEMBER 30, 2017

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

The $25,000 and $15,243.90 ($20,000 CAD) promissory notes payable dated April 22, 2011 and March 31, 2011 respectively are unsecured and bear interest at 60% per annum or $2,500 and $1,445 ($2,000 CAD) respectively whichever is greater. The notes are due on demand and may be prepaid in whole or part without penalty. Accrued interest was $ 155,762 at September 30, 2017.

The $ 3,811 ($5,000 CAD) promissory note payable dated September 12, 2011 is unsecured and bears interest at $ 361 up to September 16, 2011 and $ 36 per diem until all principal and interest is repaid. The note is due on demand and may be prepaid in whole or part without penalty. Accrued interest was $ 82,971 at September 30, 2017.

The $100,000 promissory note payable dated June 30, 2013 is unsecured and is non-interest bearing.

A $22,030 promissory note payable dated February 24, 2011 to a former officer (more than 1 year ago,) bears interest of $6,000 and was due on March 4, 2011. This note is accruing interest at $360 per day for every day after March 4, 2011 until the note is repaid in full. At September 30, 2017, accrued interest was $ 871,313.

A $46,660 promissory note payable dated April 22, 2011 to a former officer (more than 1 year ago) bears interest at 1% per diem. A beneficial conversion feature of $2,750 was recorded as a discount to the notes with the offset to Additional Paid in Capital. In May 2011 the holder of the note converted $10,000 of principal into 750,000 shares of common stock and the discount was expensed to interest. The remaining balance of $36,660 is due on demand. At September 30, 2017, accrued interest was $868,421.

A $3,000 convertible promissory note payable to a former officer (more than 1 year ago) is secured by certain assets and equipment of the Company and bore interest at 8% per annum through the due date in November 2010 and is currently in default and bearing interest at 60% the highest lawful rate. A beneficial conversion feature of $3,000 has been recorded as a discount to the note with an offset to additional paid in capital. The discount was fully amortized in 2010. At September 30, 2017, accrued interest was $13,544

A $10,000 convertible note dated June 22, 2015 is unsecured and bears interest at 8% per annum. The note is due on May 11, 2016 unless converted to common stock in advance of that date. This note is currently in default. At September 30, 2017, accrued interest was $1,825.

A $2,980 short term loan dated May 24, 2017 is unsecured and was to be returned on June 14th with a $600 bonus as interest. The loan was repaid Aug 28, 2017. Total interest paid was $2020.

The $100,000 convertible note payable to a company whose shareholders hold less than 10% in TransAct is unsecured, bears interest at 8% per annum and is due Dec 2, 2016. At September 6, 2016 accrued interest was $3945, the note was converted on June 6 and is considered paid in full see Note 6.

TRANSACT ENERGY CORP.

[A Development Stage Company]

NOTES TO FINANCIAL STATEMENTS

(Unaudited – Prepared by Management)

SEPTEMBER 30, 2017

NOTE 4 - NOTES PAYABLE – CONTINUED

A $10,000 convertible note dated September 18, 2017 is unsecured and bears interest at 12% per annum. The note is due on September 18, 2018 unless converted to common stock in advance of that date. The note was converted in October 2017 see Note 11 Subsequent Events.

A $5500 convertible note dated September 23, 2017 is unsecured and bears interest at 8% per annum. The note is due on September 21, 2018 unless converted to common stock in advance of that date. The note was converted in October 2017 see Note 11 Subsequent Events.

NOTE 5 - NOTES PAYABLE – RELATED PARTIES

Promissory notes were paid out up to and including the end of December 2015 to an officer and shareholder were secured by certain assets and equipment of the Company and bared interest at 8% and 10% per annum and were due on demand. All notes were paid including interest. At December 31, 2016, accrued and remaining interest was $0.

Accrued interest and late fees for the notes at September 30, 2017 and December 31, 2016 was $2,020,820 and $1,791,739 respectively.

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

SEPTEMBER 30, 2017

NOTE 6 - CAPITAL STOCK – CONTINUED

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

SEPTEMBER 30, 2017

NOTE 6 - CAPITAL STOCK – CONTINUED

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

In July 2017, the Company authorized the issuance of 160,000 common shares pursuant to convertible option of a note payable totaling $8,000 at $0.05 per share.

In September 2017, the Company authorized the issuance of 1,703,882 common shares pursuant to convertible option of notes payable totaling $111,990 at $0.07 per share, $5,000 at $0.0782 and $5,261 at $0.13125 per share.

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

TRANSACT ENERGY CORP.

[A Development Stage Company]

NOTES TO FINANCIAL STATEMENTS

(Unaudited – Prepared by Management)

SEPTEMBER 30, 2017

NOTE 8 - RELATED PARTY TRANSACTIONS

Management Compensation – The Company has accrued executive compensation of $1,554,149 to the President of the Company from inception to the period ended September 30, 2017 (See Note 10).

The Company has accrued executive compensation of $115,601 to the SVP Technology of the Company to the period ended April 1, 2016 (See Note 10).

NOTE 9 - LOSS PER SHARE

The following data shows the amounts used in computing loss per share for the periods presented:

	Three months ended September 30, 2017	Nine Months ended September 30, 2017	Three Months Ended September 30, 2016	Nine Months ended September 30, 2016
Loss available to common shareholders (numerator)	$(180,092)	$(485,929)	$(159,066)	$(498,659)

Weighted average number of common shares outstanding during the period used in loss per share (denominator)	53,252,278	53,252,278	50,102,853	50,102,853

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

SEPTEMBER 30, 2017

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

Consulting Agreement-On August 20th, 2014 the company entered into an Engineering Services Agreement to facilitate the design/build of the proprietary reactors for the Puebla, MX Zero Emissions Waste Optimization Plant. The estimated cost of the contract is $450,000 over 12 months, out of pocket reimbursements, cost plus 10% on all material and outside labor and a stock bonus of 150,000 common shares upon completion of the scope of work. This agreement will be amended to reflect the new location of the plant. All amounts under the agreement are current. This agreement was amended see Note 11, Subsequent Events.

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

Consulting Agreement – On June 1, 2017 the Company through its subsidiary Transact Energy Mexico S de R.L. de C. V. contracted with a private consultant to secure a binding Waste Management Agreement with the Municipality of Zapopan. The agreement pays $30 Million pesos (approximately $1.7 Million USD) as a success fee only. This group is responsible for helping us secure the September 13, 2017 waste supply agreement in Guadalajara. Once this plant is approved the fee is due.

Waste Supply and Disposal Agreement- On September 13, 2017 the Company through its subsidiary Puebla Z.E.W.O.P. 1, S.de R.L. de C.V. contracted with Hasars, S.A. de C.V. to purchase four-hundred and eighty-one thousand, eight hundred (481,800) metric tons (MT) per year at a cost of $180 Mexican Pesos per MT or approximately $2 Million USD per annum. The contract is for a ten-year period initially and conditional on us producing a certified operational Z.E.W.O.P. TM.

NOTE 11 – SUBSEQUENT EVENTS

In September 2017 convertible notes were issued in the amount of $15,500. These notes were converted to 128,916 common shares at $0.12 per share in October 2017.

In October three convertible notes totaling $24,965 were issued bearing interest at 8% per annum. The notes were converted, and 198,979 common shares subsequently issued 41,375 at $0.12 per share and the balance at $0.1269.

On October 25, 2017, our subsidiary Puebla Z.E.W.O.P. 1, S. de R.L. de C.V. entered into a conditional, Land Purchase Agreement for 18.4 hectares in the municipality of El Salto. The purchase price is the equivalent of approximately $10 Million USD.

On November 6, 2017 the Company amended an engineering contract for its reactors from a 150,000-common share bonus to a 250,000-common share bonus payable upon completion. The company paid a total of $25,000 towards this contract in October and November.

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

In 2008, the Company was introduced to Dr. Mory Ghomshei one of the world’s leading geothermal experts and two of his geothermal power projects in British Columbia, Canada. We worked with independent companies Aqua Terra Power and Aqua Terra Geothermal through the balance of 2009 on the two geothermal power projects in British Columbia. Other than lending Aqua Terra funds no formal arrangement was entered pending them securing drill permits on the two projects. These licenses lapsed under their original owners and were re-posted by the government for public tender; an Ontario corporation associated with Dr. Ghomshei acquired most of the original licenses and has received drilling permits. We entered discussions with this entity in the latter half of 2011 to form a Farm-in relationship. We have put these discussions on hold pending the completion of our first waste optimization plant although we are maintaining dialogue with Dr. Ghomshei as it relates to utilizing Geothermal in the plants themselves.

TransAct in mid-2009 started introducing the concept of geothermal power to markets in Western and South Asia with the plan to enter joint venture relationships to develop geothermal power projects in these areas. To enter these markets as a power producer the Company found it strategic to develop traditional carbon fueled power projects in addition. After discussions with the Republic of Iraq regarding geothermal opportunities in Northern Iraq, the Company, together with Spectrum Energy Project Investments (a UAE power company), submitted applications to the Basra Investment Commission to develop/manage three natural gas power plants. These multi-billion dollar projects come with long-term power purchase agreements (PPA) and sovereign guarantees and our application through Spectrum was shortlisted. We were unsuccessful in completing our acquisition of 50% of Spectrum and the initial offering lapsed.

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

The end of the second quarter found us no closer to concluding the contract with Tecnosilicatos of Mexico City, we are not abandoning the potential contract, however we have elected to engage the services of a local lobbyist to go direct to the new, Mexico City administration in regard to establishing our own direct concession for waste processing as per their new mandate. At the same time, we engaged a private consultant to work on our behalf to negotiate with the municipality of Zapopan our formal proposal for waste management presented a year ago.

In the third quarter of 2017 we signed the engagement letter with the Latin desk of the USA based international financial group (name under non-disclosure) for the raise of the debt portion of our first Z.E.W.O.P. TM’s development cost. We then went on to finalize a waste supply agreement with Hasars of Guadalajara, Mexico.

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

a.Finalize Waste Supply (now completed) and Product Purchase Agreements;

b.Secure all required permits and permissions (initiated);

c.Finalize debt portion of plant cost (initiated);

d.Complete EPC contracts and supplier agreements;

e.Initiate site development, construction, and assembly of plant.

3.)Initiate second Mexico Z.E.W.O.P. TM contracts to launch development in 2018(initiated).

4.)Enter waste supply contracts in Brazil.

5.)Continue with European market entrance towards end of 2017.

SUBSEQUENT EVENTS

In September 2017 convertible notes were issued in the amount of $15,500. These notes were converted to 128,916 common shares at $0.12 per share in October 2017.

In October three convertible notes totaling $24,965 were issued bearing interest at 8% per annum. The notes were converted, and 198,979 common shares subsequently issued 41,375 at $0.12 per share and the balance at $0.1269.

On October 25, 2017, our subsidiary Puebla Z.E.W.O.P. 1, S. de R.L. de C.V. entered into a conditional, Land Purchase Agreement for 18.4 hectares in the municipality of El Salto. The purchase price is the equivalent of approximately $10 Million USD.

On November 6, 2017 the Company amended an engineering contract for its reactors from a 150,000-common share bonus to a 250,000-common share bonus payable upon completion. The company paid a total of $25,000 towards this contract in October and November.

RESULTS OF OPERATIONS

Results of Operations for Three Months Ending June 30, 2017 Compared to Three Months Ending June 30, 2016

We did not generate any material revenue from July 1, 2017 to September 30, 2017 as was the same for the three-month period in 2016. For the three months ended September 30, 2017 our general and administrative expenses were $102,368 compared to $80,973 for the same period in 2016. Expenses consisted primarily of compensation of $62,800, Consulting $12,429, Travel $9,183 and accounting $7,722. Compensation was $62,500, Consulting $6,250, Travel $753 with Accounting of $8,197 for the same period ending September 30, 2016.

Interest Expense for the three months ending September 30, 2017 was $77,724 compared to $78,093 for the same period in 2016. As a result, we have reported a net loss before taxes of ($180,0923) for the Three Months ended September 30, 2017 compared to a loss of ($156,132) for the same period last year.

Results of Operations for the Nine Months Ended September 30, 2017 Compared to the Nine Months Ended September 30, 2016

We did not generate any revenue from January 1, 2017 to September 30, 2017 as was the same for the nine-month period in 2016. For the nine months ended September 30, 2017 our general and administrative expenses were $251655 compared to $262,855 for the same period in 2016. The main expenses for both periods was compensation and interest. As a result, we have reported a net loss of $(485,929) for the Nine Month period ended September 30, 2017 compared to $(498,659) for the same period in 2016.

Stock-Based Compensation Costs

There was $0 stock based compensation for the period ended September, 2017 and the same for 2016. Any shares issued are a part of our executive compensation plan, and are issued to obtain, retain and motivate our directors, executives and employees.

LIQUIDITY AND CAPITAL RESOURCES

As of September 30, 2017, our current assets are $242,368 made up of prepaid expenses of $110,124, receivables of $96,755 and $35,489 cash on hand. Our current liabilities consist of accounts payable in the amount of $287,484, accrued interest of $2,020,820, compensation payable of $1,669,750 and Notes payable, net of any discount of $258,715.

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

As per our previously filed 8K the Company raised $3.6 Million in capital to cover the next fourteen months to expected cash flow from our Z.E.W.O.P. TM in Mexico. This financing fell through; however, we fully intend on replacing it which may result in further dilution of shares.

There is no guarantee the Company will not need to raise further significant capital over the next year, some of which may need to be done by way of selling equity in the Company or its subsidiaries. Depending on the market price and the terms that can be negotiated this will result in the dilution of current shareholders of the Company’s stock or earnings from proposed plants.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not required by smaller reporting companies.

ITEM 4T. CONTROLS AND PROCEDURES.

(a)Evaluation of Disclosure Controls and Procedures. The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934, as amended). We are committed to maintaining disclosure controls and procedures designed to ensure that information required to be disclosed in our periodic reports filed under the Securities Exchange Act of 1934, as amended, or the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow for timely decisions regarding required disclosure.

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rules 13a-15(e) and 15d-15(e) promulgated under the Exchange Act. Based on this evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were effective at a reasonable assurance level as of September 30, 2017, the end of the period covered by this report.

(b)Changes in Internal Control over Financial Reporting. There were no changes in the Company's internal controls or procedures over financial reporting, known to the chief executive officer or the chief financial officer that occurred during the period covered by this report that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

Our Company is not a party to any bankruptcy, receivership or other legal proceeding currently.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

Year to date 2,530,953 common shares have been sold by way of conversion of notes payable into Company securities during the nine months ended September 30, 2017. The proceeds were used primarily for payables, general and administrative expenses.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None

ITEM 4. REMOVED AND RESERVED

None.

ITEM 5. OTHER INFORMATION.

Up to the period ended September 30, 2017, the Company worked diligently on its business and maintaining its reporting status with the SEC. However due to finances we are forced to file our Annual Report without auditors review the company is delinquent in required filings with the SEC as determined by the NASD. Because of filing unaudited statements and changes to the over the counter bulletin board (“OTCBB”) we were downgraded from the OTCQB to the OTC Pinks. When we amend our filings to include audited statements for 2012, 2013, 2014, 2015, 2016 and 2017 we can reapply to the OTCBB for a OTCQB listing. We have started the process of engaging a US accounting firm to prepare all filings and financial statements for the auditors.

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

TRANSACT ENERGY CORP.

Date: November 13, 2017	By: /s/ Rod Bartlett
Rod Bartlett
President,
Chief Executive Officer