Form 10-K
period 2017-12-31
TRANSACT ENERGY CORP
filed 2018-01-23
CIK 1383394

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2017

or

[   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. [   ] Yes [X] No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. [   ] Yes [X] No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [   ] No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	[ ]	Accelerated filer	[ ]
Non-accelerated filer	[ ] (Do not check if a smaller reporting company)	Smaller reporting company	[X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). [   ] Yes [X] No

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter. On June 30th, 2017 the aggregate market value of the voting stock of Transact Energy Corp. held by non-affiliates of the registrant was $2,079,380

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date: As of December 31, 2017, we had issued and outstanding 55,774,971 shares common stock, $.001 par value

APPLICABLE ONLY TO REGISTRANTS INVOLVED IN BANKRUPTCY

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

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

The statements contained in this Annual Report on Form 10-K may not be historical facts and may be “forward-looking statements.” Such forward-looking statements can be identified by, among other things, the use of forward-looking terminology such as “believes,” “intends,” “plan” “expects,” “may,” “will,” “should,” or “anticipates” or the negative thereof or other variations thereon or comparable terminology, and similar expressions are intended to identify forward-looking statements. We remind readers that forward-looking statements are merely predictions and therefore inherently subject to uncertainties and other factors and involve known and unknown risks that could cause the actual results, performance, levels of activity, or our achievements, or industry results, to be materially different from any future results, performance, levels of activity, or our achievements, or industry results, expressed or implied by such forward-looking statements. Such forward-looking statements appear in Item 1 - “Business” and Item 7 - “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” as well as elsewhere in this Annual Report and include statements regarding the following: the expected development and potential benefits from our products to consumers, progress in our efforts to develop our facilities and our products and to achieve and maintain regulatory approvals, the potential market demand for our products, our expectations regarding our short- and long-term capital requirements, our outlook for the coming months and information with respect to any other plans and strategies for our business.

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

INTRODUCTION

Unless otherwise specified or required by context, as used in this annual report, the terms “we,” “our,” “us” and the “Company” refer collectively to (i) TransAct Energy Corp., a Nevada corporation (“TransAct”).

The Company’s current corporate structure results from the issuance of founding shares equal to nine million four hundred thousand (9,400,000), an initial public offering (IPO) of one million one hundred and two thousand shares (1,102,000) at twenty-five cents ($0.25), the acquisition of a technology asset of two million six hundred thousand shares (2,600,000) and thirty-nine million five hundred and fifty-six thousand, three hundred and forty-five (42,672,971) shares for operations (including consulting, management and debt settlement).

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

In this annual report, unless otherwise specified, all dollar amounts are expressed in United States dollars and all references to “common shares” refer to the common shares in our capital stock.

Item 1. Business.

Our History and Business

Our business is to use sustainable technology to produce energy products. TransAct Energy Corp has transitioned from its original focus of developing raw energy resources to optimizing municipal solid waste into energy resources.

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

2014 saw the Company form subsidiary corporations in Ireland and Mexico. In Ireland we established the wholly owned subsidiary “TransAct Energy Global Ltd”, this company will in turn wholly own each national subsidiary. The first national subsidiary of TransAct Global is “TransAct Energy Mexico S. DE R.L. DE C.V.” which will own a majority shareholding of each holding company that owns a Z.E.W.O.P. TM like the Mexican corporation “Puebla ZEWOP 1, S. DE R.L. DE C.V.”.

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

2017 was Transacts breakthrough year as it finally secured the required feedstock under long-term contract for its first Z.E.W.O.P. TM to be in Mexico’s second largest city Guadalajara. We immediately secured a strategically located industrial site in El Salto and have proceeded to pre-sell the products from the future Z.E.W.O.P. TM.

To pay for the Z.E.W.O.P. TM we engaged the Latin desk of the USA based international financial group (name under non-disclosure) for the raise of the debt portion of our first Z.E.W.O.P. TM’s development cost and obtained a commitment for the equity portion from another financial group. Both parties are prepared to participate in multiple plants as TransAct grows.

To manage the public relations and marketing of our company and brand we contracted Ericho (https://erichopr.com/) an international public relations and media company. They will help us craft our story in each market we enter and tell it on the international stage.

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

Our focus throughout 2018 is to build the Z.E.W.O.P.TM in El Salto, Jalisco, Mexico. We need to first sign off on 75-80% of our product sales under off-take agreements and finish the engineering review of the El Salto site. Then we will reengage Fichtner Consulting Engineers to prepare working drawings, that while being approved under permits and permissions will go to tender for a guaranteed procurement and construction contract. When these steps are completed we intend on finalizing the financing commitment for the debt and equity based on the Z.E.W.O.P.TM construction agreement.

TransAct intends on establishing the manufacturing of our proprietary reactors in Mexico in 2018. We have already initiated discussions for a joint venture agreement with an ISO 9001 and ASME capable manufacturer. Our facility would supply the demand for both Mexico, South America, Central America, Canada and the USA.

Subject to our funding draw down schedule and the permit/permission process we intend on site preparation and initial construction of the Z.E.W.O.P. TM buildings in the latter part of 2018. Provided all equipment manufacturers can supply their components we intend on assembling the plant and commissioning the same in 2019.

Once TransAct is confident the development of the first Z.E.W.O.P.TM is well underway it will proceed with the scheduling and planning of a second plant in Guadalajara scheduled to open one year after the first Z.E.W.O.P.TM. This plant will be our opportunity to perfect the assembly, construction process and train additional project managers. The long-term strategy is to build twenty and more plants per year. Fulfilling our growth strategies for Europe and the Americas.

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

For the balance of the 2018 year the Company’s focus is to:

1.)Secure working capital for the Company significant enough to maintain accounts payable as current and fund day to day corporate costs through to cash-flow from first operations, including expansion of corporate management team in order facilitate global dissemination of Z.E.W.O.P. TM;

2.)Complete the development of the Z.E.W.O.P. TM in Mexico as follows;

a.Finalize Product Off-take Agreements;

b.Secure all required permits and permissions;

c.Finalize debt portion of plant cost;

d.Complete EPC contracts and supplier agreements;

e.Initiate site development, construction, and assembly of plant.

3.)Finalize second Mexico Z.E.W.O.P. TM contracts to launch development in 2019.

4.)Enter waste supply contracts in Brazil.

5.)Continue with European market entrance towards end of 2018.

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

Our target Z.E.W.O.P. TM product customers include airlines, shipping companies, bus companies, trucking companies or fuel retailers requiring direct blend green fuels to meet legislated targets. The EU 20/20 legislation started on January 1st of 2025, requires a 20% green fuel blend by 2020. It creates customers needing a green fuel that can blend with existing refined fuels. Any airplane or ship landing in the EU will need 15% of its fuel to be green starting 2015 we anticipate being able to use our fuels going forward in this capacity upon EU certification. Our customers also include friction product manufacturers (brake pads, clutch plates, sanding disks) and wood product manufacturers (plywood, particle board, OSB etc.) that utilize phenol resins in their manufacturing process. We target manufacturers of biodegradable plastics and pharmaceuticals for our Levoglucosan. Tire and rubber manufacturers, lithographers and printers requiring high quality carbon black are customers. Waxes for the cosmetic industry, paraffin waxes for a variety of other uses including candles, along with high grade lubricating oils are Z.E.W.O.P. TM products. We produce fertilizers for the agricultural industry, a brick mix for the construction industry, a variety of reclaimed metals, and purified (distilled) water. Acetic acid and furfural are manufactured for industrial chemical manufacturers. We have a diverse mix of products and potential customers.

Employees

At December 31, 2017, the Company has a combined CEO/CFO under contract with everyone else required by the company being fulfilled by consultants on a demand basis. Going forward we have pending agreements for a COO, SVP Business Development, SVP Operations South America, SVP Operations Mexico & Central America, SVP Operations Europe and a SVP Operations Canada/US.

As the company ramps up the Z.E.W.O.P. TM in Mexico it anticipates bringing on 50 to 75 employees in this subsidiary.

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

Seasonality of Business

Waste from human activities is generated 365 days a year with slight seasonal variations occurring in MSW. Our facilities are designed to run every day of the year. The products we produce are in demand globally and used year round.

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

Dependence on Few Customers

The waste being supplied to each Z.E.W.O.P. TM comes from millions of residence of a city; however the contract is awarded by one customer typically. Heavy dependency on one customer for the feedstock is mitigated by the form of agreement, long-term and guaranteed provided we stay operational. In the future we may be able to set up direct agreements with homeowners and businesses to purchase there waste materials.

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

The Company believes that the combination of the technologies emissions free status, low operating costs, ability to process all waste streams into useable products with full carbon capture and a low “full life” cost will allow it to successfully compete for long-term waste processing and green product supply agreements globally.

Factors that can influence the overall market for our products include some of the following:

•number of market participants buying and selling green products including fuels;

•environmental regulations that impact us and our competitors;

•availability of production tax credits and other benefits allowed by tax law;

•relative ease or difficulty of developing and constructing new facilities; and

•credit worthiness and risk associated with buyers.

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

Environmental Credits

As a future “green” product producer, environmental-related credits, such as renewable energy credits or carbon credits~~,~~ may become available for sale to power companies (to allow them to meet their “green” power requirements) or to businesses which produce carbon based pollution. If available, these credits will belong exclusively to us or our joint venture, and may provide an additional source of revenue.

Item 1A. Risk Factors.

General Business Risks

We are a new business with limited operating history and making an investment in TransAct is risky. If we are unable to successfully identify and secure energy projects or energy conservation projects, then we will not be successful as a business. It will be difficult for you to evaluate an investment in our stock since our operating history is limited to developing our business plan, obtaining 100% interest in a petroleum and natural gas lease in Alberta, Canada referred to as the MedHat Project and bidding on multiple energy projects globally. As a young Company, we are especially vulnerable to any problems, delays, expenses and difficulties we may encounter while implementing our business plan. We have not proven the essential elements of profitable operations~~,~~ and you will bear the risk of complete loss of your investment if we are not successful.

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

We have a need for substantial additional financing and will have to significantly delay, curtail or cease operations if we are unable to secure such financing. The Company requires substantial additional financing to fund the cost of acquiring and developing energy projects. The Company also requires funds for other operating activities~~,~~ and to finance the growth of our business, including the construction and commissioning of sustainable energy facilities. We may not be able to obtain the needed funds on terms acceptable to us or at all. Further, if additional funds are raised by issuing equity securities, significant dilution to our current shareholders may occur and new investors may get rights that are preferential to current shareholders. Alternatively, we may have to bring in joint venture partners to fund further development work, which would result in reducing our interests in the projects.

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

Market conditions and other factors may not permit future project and acquisition financing~~s~~ on terms favorable to us. Our ability to arrange for financing on favorable terms, and the costs of such financing, are dependent on numerous factors, including general economic and capital market conditions, investor confidence, the continued success of current projects, the credit quality of the projects being financed, the political situation in the jurisdiction in which the project is located and the continued existence of tax laws which are conducive to raising capital. If we are unable to secure capital through partnership or other arrangements, we may have to finance the projects using equity financing which will have a dilutive effect on our common stock. Also, in the absence of favorable financing or other capital options, we may decide not to build new plants or acquire facilities from third parties. Any of these alternatives could have a material adverse effect on our growth prospects and financial condition.

It is very costly to place plants into commercial production. Before the sale of any energy can occur, it will be necessary to construct a gathering and separating system, a plant~~,~~ a delivery system~~,~~ and considerable administrative costs would be incurred~~.~~ To fund expenditures of this magnitude, we may have to find a joint venture participant with substantial financial resources. There can be no assurance that a participant can be found and, if found, it would result in us having to substantially reduce our interest in the project.

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

If we incur material debt to fund our business, we could face significant risks associated with such debt levels. We will need to procure significant additional financing to construct, commission and operate our plants in order to generate and sell energy. If this financing includes the issuance of material amounts of debt, this would expose the Company to risks including, among others, the following:

•a portion of our cash flow from operations would be used for the payment of principal and interest on such indebtedness and would not be available for financing capital expenditures or other purposes;

•a significant level of indebtedness and the covenants governing such indebtedness could limit our flexibility in planning for, or reacting to, changes in our business because certain activities or financing options may be limited or prohibited under the terms of agreements relating to such indebtedness;

•a significant level of indebtedness may make us more vulnerable to defaults by the purchasers of electricity or in the event of a downturn in our business because of fixed debt service obligations; and

•the terms of agreements may require us to make interest and principal payments and to remain in compliance with stated financial covenants and ratios. If the requirements of such agreements were not satisfied, the lenders could be entitled to accelerate the payment of all outstanding indebtedness and foreclose on the collateral securing payment of that indebtedness, which would likely include our interest in the project.

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

We may not be able to successfully integrate companies that we may acquire in the future, which could materially and adversely affect our business, financial condition, future results and cash flow. Our strategy is to continue to expand in the future, including through acquisitions. Integrating acquisitions is often costly, and we may not be able to successfully integrate our acquired companies with our existing operations without substantial costs, delays or other adverse operational or financial consequences. Integrating our acquired companies involves a number of risks that could materially and adversely affect our business, including:

•failure of the acquired companies to achieve the results we expect;

•inability to retain key personnel of the acquired companies;

•risks associated with unanticipated events or liabilities; and

•the difficulty of establishing and maintaining uniform standards, controls, procedures and policies, including accounting controls and procedures.

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

Because of these jurisdictional regulations, we could incur liability to governments or third parties for any unlawful discharge of pollutants into the air, soil or water, including responsibility for remediation costs. We could potentially discharge such materials into the environment via:

•leakage of fluids or airborne pollutants from gathering systems, pipelines, plant and storage tanks;

•damage resulting from accidents during normal operations; and

•explosions.

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

Our stock is subject to the Penny Stock rules, which impose significant restrictions on broker-dealers and may affect the resale of our stock. A penny stock is generally a stock that:

•is not listed on a national securities exchange or NASDAQ,

•is listed in the “pink sheets” or on the NASD OTC Bulletin Board,

•has a price per share of less than $5.00 and

•is issued by a company with net tangible assets less than $5 million.

The penny stock trading rules impose additional duties and responsibilities upon broker-dealers and salespersons effecting purchase and sale transactions in common stock and other equity securities, including:

•determination of the purchaser’s investment suitability,

•delivery of certain information and disclosures to the purchaser, and

•receipt of a specific purchase agreement before effecting the purchase transaction.

Many broker-dealers will not effect transactions in penny stocks, except on an unsolicited basis, in order to avoid compliance with the penny stock trading rules. In the event our common stock becomes subject to the penny stock trading rules,

•such rules may materially limit or restrict the ability to resell our common stock, and

•the liquidity typically associated with other publicly traded equity securities may not exist.

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

As of December 31st, 2017, there are 83 active shareholders of record holding 44,381,484 restricted shares of the Company’s common stock and 13,174,375 unrestricted shares eligible for trading of which 11,393,487 are considered active shares. The total issued and outstanding is 55,544,490 shares of common stock. The holders of common stock are entitled to one vote for each share held of record on all matters submitted to a vote of stockholders. Holders of the common stock have no pre-emptive rights and no right to convert their common stock into any other securities. There are no redemption or sinking fund provisions applicable to the common stock.

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

Item 6. Selected Financial Data.

Not Applicable.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

To leverage the waste optimization technology, the Company acquired in 2013 it needed to build the first municipal scale zero emissions waste optimization plant (Z.E.W.O.P. TM). The company spent the past four years working on the components required to develop the first municipal scale, Z.E.W.O.P. TM in, Mexico. These components included an irrevocable long term waste supply of 1320 tonnes per day of municipal solid waste, 30% of the equity required to build the plant approximately $100 Million USD, a financing for the balance of the plant-cost approximately $225 Million, an acceptable place to build the plant, a recognized engineering firm that could verify the plant could process the municipal waste 100% into useable products without emissions and presales of the products to credit worthy buyers.

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

Plan of Operation

For the 2018 year the Company’s focus is to:

1.)Secure working capital for the Company significant enough to maintain accounts payable at a current status and fund day to day corporate costs through to cash-flow from first operations, including expansion of corporate management team in order facilitate global dissemination of Z.E.W.O.P. TM;

2.)Complete the development of the Z.E.W.O.P. TM in Guadalajara, Mexico as follows;

a.Finalize Product Off-take Agreements;

b.Secure all required permits and permissions;

c.Finalize debtequity portion of plant cost;

d.Complete EPC contracts and supplier agreements;

e.Initiate site development, construction and assembly of plant.

3.)Initiate second Mexico Z.E.W.O.P. TM contracts to launch development in 2019.

4.)Continue with other market entrance towards end of 2018

Results of Operations

Period from January 1, 2017 to December 31, 2017

We generated no revenue from January 1, 2017 to December 31, 2017. For the year ended December 31, 2017 our general administrative expenses were $404,477. Currently our general administrative expenses consist primarily of compensation (75%) and travel (8%). During 2017 we recorded interest expense of $311,998 because of notes payable. Thus, we have reported a net loss of $716,475 for the period ended December 31, 2017. Our total net loss from inception on March 15, 2006 through December 31, 2016 was $(7,026,695).

Stock-Based Compensation Costs

Stock-based compensation represents 7.49% of the Company’s operating expenses for the fiscal year ended December 31, 2017. The stocks are a part of our annual executive compensation plan, and are issued to obtain, retain and motivate our directors, executives and employees.

Liquidity and Capital Resources

At December 31, 2017, we had total assets of $374,332. Our Current assets are $232,021. We have completely written down our software and computers. Current liabilities at December 31, 2017 totaled $ 4,356,872 they consisted of accounts payable in the amount of $ 284,733, accrued interest of $ 2,098,544, compensation payable in the amount of $ 1,730,350, notes payable net in the amount of $243,245.

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

Off Balance Sheet Arrangements

As of December 31, 2017, the Company does not have any off balance sheet arrangements.

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rules 13a-15(e) and 15d-15(e) promulgated under the Exchange Act and based on the criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were effective at a reasonable assurance level as of December 31, 2017, the end of the period covered by this Report. However anticipating greater levels of business activity in the near term we expect that we will require a financial controller in order to maintain our disclosure controls and procedures. Steps have been taken to bring on this person in a timely manner.

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

Our management, with the participation of the President, evaluated the effectiveness of the Company’s internal control over financial reporting as of December 31, 2017. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework. Based on this evaluation, our management, with the participation of the President, concluded that, as of December 31, 2017, our internal control over financial reporting was effective.

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

(b) Changes in Internal Control over Financial Reporting. There were no changes in the Company’s internal controls or procedures over financial reporting, known to the chief executive officer or the chief financial officer that occurred during the period covered by this report that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B. Other Information.

There are no further disclosures. All information that was required to be disclosed in 2017 has been disclosed.

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

NAME	AGE	POSITION

Roderick C. Bartlett (1)	61	Chief Operating Officer acting Chief Financial Officer and Director Corporate Secretary
Tina VanderHeyden (2) Joseph F. Dickson (1) (2)	66 62	Director COO, Director
Des Biali (2)	70	Director

(1) Member of the Compensation and Governance Committees.
(2) Independent Director.

Our director and executive officer has not, during the past five years:

•had any bankruptcy petition filed by or against any business of which such individual was a general partner or executive officer, either at the time of the bankruptcy or within two years prior to that time,

•been convicted in a criminal proceeding and is not subject to a pending criminal proceeding,

•been subject to any order, judgment or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities, futures, commodities or banking activities; or been found by a court of competent jurisdiction (in a civil action), the Securities Exchange Commission or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended or vacated.

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

Audit Committee Financial Expert

Our board of directors currently acts as our audit committee. Because we have not commenced significant operations to date, our Board of Directors is still in the process of finding an “audit committee financial expert” (as defined in Regulation S-K) and directors that are “independent” (as that term is used in Section 10A of the Securities Exchange Act).

Audit Committee

Our audit committee will oversee a broad range of issues surrounding our accounting and financial reporting processes and audits of our financial statements, including by (1) assisting our board in monitoring the integrity of our financial statements, our compliance with legal and regulatory requirements, our independent auditor’s qualifications and independence and the performance of our internal audit function and independent auditors, (2) appointing, compensating, retaining and overseeing the work of any independent registered public accounting firm engaged for the purpose of performing any audits, reviews or attest services, and (3) preparing the audit committee report that may be included in our annual proxy statement or annual report on Form 10-K. We will have at least three directors on our audit committee, each of whom will be independent under the requirements of the NASDAQ Capital Market, the Sarbanes-Oxley Act and the rules and regulations of the SEC.

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

Item 11. Executive Compensation.

We have a formal compensation agreements with our Chief Executive Officer. We do not currently have a compensation agreement with our BOD and our Advisory Board members, although we intend to do so in the future. All Officers, Directors and Advisory Board members are reimbursed for their expenses related to Company service. Our active officers did receive compensation for the year ended December 31, 2017. The Directors were paid $7,234 in restricted stock awards for the 2017 year on Dec 31, 2017. The directors of our subsidiaries were paid $6,180 in restricted stock awards for the 2017 year on Dec 31, 2017.

SUMMARY COMPENSATION TABLE

Name and Principal Position	Year Ended	Annual Compensation			Long Term Compensation			All Other Compensation ($)
					Awards		Payouts
		Salary ($)	Bonus ($)	Other Annual Compensation ($)	Restricted Stock Awards ($)	Securities Underlying Options/ SARs (#)	LTIP Payouts ($)
Roderick Bartlett, CEO,CFO
President and Director	2017	$250,600	-	-	$19,594	-	-	$-
Director TransAct Global/TransAct Mexico
Janice Bartlett,
Director TransAct Global Ltd	2017	$-	-	-	$6,180	-	-	$-

Alejandro Bautista
President TransAct Mexico	2017	$-	-	-	$6,180	-	-	$-

Des Biali,
Director	2017	$-	-	-	$7,234	-	-	$-
Tina Vanderheyden, Director	2017	$-	-	-	$7,234	-	-	$-

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth as of December 31, 2017, the name and shareholdings of each person known to us that either directly or beneficially holds more than 5% of our 55,774,971 issued and outstanding shares of common stock, $.001 par value. The table also lists the name and shareholdings of each director and of all officers and directors as a group. Except as otherwise indicated, the persons named in the table have sole voting and dispositive power with respect to all shares beneficially owned, subject to community property laws where applicable.

Name & Address	Title of Class	Number of Shares Beneficially Owned	% of Class
Roderick Bartlett(1) Suite 207 - 23705 IH 10 West San Antonio, TX, 78257	Common	10,730,908	19.24%
Jenny Chen Taipei, Taiwan	Common	3,373,331	6.05%
Tina VanderHeyden (1) c/o Suite 207 - 23705 IH 10 West San Antonio, TX, 78257	Common	542,654	0.97%
Joe F Dickson (1) 2345 Tucker Rd, New Woodstock, NY 13122	Common	1,001,923	1.85%
Des Biali (1) 126 Kahana Nui Rd Lahaina , HI , USA 96761	Common	717,574	1.29%
Bruce Hutchon Roxstone House, 24 Murrayfield Ave, Murryfield UK EH126AX	Common	3,617,254	6.49%
All directors and executive officers as a group: (4 person)	Common	12,993,059	23.30%

(1) Officer and/or director.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

We have received funds from our officers and directors to fund the Company’s activities. Currently we owe Mr. Rod Bartlett $1,304.58 but does not include compensation. The Company lent Aqua Terra Power a company wholly owned by one of our previous shareholders, $263,520. Terra Energy, a company owned by one of our previous shareholders lent us $27,500.

Except for the foregoing, we have not been a party to any transaction, proposed transaction or series of transactions in which the amount involved exceeded the lesser of $120,000 or one percent of the average of the Company’s total assets at year end for the last two completed fiscal years, and in which, to our knowledge, any of our directors, officers, five percent beneficial security holders or any member of the immediate family of the foregoing persons has had or will have a direct or indirect material interest.

Except for the foregoing, none of the following parties has, since the date of incorporation of the Company, had any material interest, direct or indirect, in any transaction with the Company or in any presently proposed transaction that has or will materially affect us:

•any of our directors or officers;

•any person proposed as a nominee for election as a director;

•any person who beneficially owns, directly or indirectly, shares carrying more than 10% of the voting rights attached to our outstanding shares of common stock; or

•any relative or spouse of any of the foregoing persons who has the same house as such person.

Item 14. Principal Accounting Fees and Services.

The fees for services billed by Pritchett, Siler & Hardy, P.C. to the Company in the last two fiscal years were as follows:

	Twelve months ended on	Twelve months ended on
	December 31, 2017	December 31, 2016
Audit Fees	$-	$-
Audit-Related Fees	$-	$-
Tax Fees	$-	$-
All Other Fees	$-	$-
Total Fees	$-	$-

Audit Fees. There were no fees charged in 2017 as no audit of our financial statements for our annual report on Form 10-K and the review of our quarterly financial statements for our quarterly reports on Form 10-Q that are customary under auditing standards generally accepted in the United States took place. There were no fees charged in 2016 as no professional services were rendered in connection with the audit of our financial statements for our annual report on Form 10-K nor did they do a review of our quarterly financial statements for our quarterly reports on Form 10-Q that are customary under auditing standards generally accepted in the United States.

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

PART IV

Item 15. Exhibits, Financial Statement Schedules.

(a) Index to Financial Statements and Financial Statement Schedules

The following un-audited financial statements are included on the pages indicated:

F-2 Balance Sheets as of December 31, 2017 and 2016

F-3 Statements of Operations for the years ended December 31, 2017 and 2016

F-4 Statements of Stockholders’ Equity (Deficit) for the years ended December 31, 2017 and 2016

F-5 Statements of Cash Flows for the years ended December 31, 2017 and 2016

F-6 Notes to Financial Statements

(b) Exhibits

Exhibit Number	Title	Location

Exhibit 3(i)	Articles of Incorporation	*
Exhibit 3(ii)	Bylaws	*
Exhibit 31.1	Certification of the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Attached
Exhibit 31.2	Certification of the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Attached
Exhibit 32.1	Certification of the Principal Executive Officer pursuant to U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 **	Attached
Exhibit 32.2	Certification of the Principal Financial Officer pursuant to U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 **	Attached

* Incorporated by reference. Filed as exhibit to S-1 filed October 28, 2008

**The Exhibit attached to this Form 10-K shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934 (the “Exchange Act”) or otherwise subject to liability under that section, nor shall it be deemed incorporated by reference in any filing under the Securities Act of 1933, as amended, or the Exchange Act, except as expressly set forth by specific reference in such filing.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TRANSACT ENERGY CORP.

By: /s/ Roderick C. Bartlett	Chief Executive Officer, Corporate Secretary	January 22, 2018
Roderick C. Bartlett

By /s/ Roderick Bartlett	Chief Financial Officer,	January 22, 2018
Roderick Bartlett

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By: /s/ Roderick C. Bartlett	Director	January 22, 2018
Roderick C. Bartlett

By /s/ Tina VanderHeyden	Director	January 22, 2018
Tina VanderHeyden

By: /s/ Des Biali	Director	January 22, 2018
Des Biali
By: /s/ Joe F. Dickson
Joe F. Dickson	Director	January 22, 2018

TRANSACT ENERGY CORP.
(A Development Stage Company)

INTERIM BALANCE SHEETS
(Unaudited - Prepared by Management)

ASSETS

	December 31,	December 31,
	2017	2016
Current
Cash	$142	$152
Receivable	96,755	96,755
Prepaid Expenses	135,124	109,340
Total Current Assets	232,021	206,247

Capital
Furniture & Equipment	-	296
Software	-	-
Total Capital Assets	-	296

Other
Incorporation Costs	11,791	11,791
Intellectual Property	130,520	130,520
Total Other Non-current Assets	142,311	142,311
	$374,332	$348,854

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

Current
Bank indebtedness	$-	$-
Accounts payable	284,733	311,792
Accrued interest	2,098,544	1,791,739
Accrued interest - related party	-	-
Compensation payable	1,730,350	1,531,980
Notes payable - net of discount	243,245	243,245
Notes payable - Related parties, net of discount	-	-
Total Current Liabilities	4,356,872	3,878,756

Stockholders’ Equity (Deficit)
Preferred stock, $.001 par value,
10,000,000 shares authorized no shares issued and outstanding	-	-
Common Stock, $.001 par value,
100,000,000 shares authorized
55,774,971 shares issued and outstanding	55,775	52,658
Capital in excess of par value	2,988,380	2,727,660
Subscriptions receivable	-	-
Deficit accumulated during the development stage	(7,026,695)	(6,310,220)

Total Stockholders’ Equity (Deficit)	(3,982,540)	(3,529,902)

	$374,332	$348,854

The accompanying notes are an integral part of these financial statements.

TRANSACT ENERGY CORP.
(A Development Stage Company)

INTERIM STATEMENTS OF OPERATIONS
(Unaudited - Prepared by Management)

	Cumulative from inception March 15, 2006 December 31, 2017
		Three months ended December 30, 2017	For the Year ended December 31, 2017	Three months ended December 31, 2016	For the Year ended December 31, 2016

REVENUE	$12,440	$-	$-	$-	$-

EXPENSES
General and administrative	4,417,069	152,913	404,477	108,648	377,137
Unsuccessful lease purchases	18,673	-	-	-	-

Total Expenses	4,435,742	152,913	404,477	108,648	377,137

LOSS BEFORE OTHER INCOME (EXPENSE)	(4,423,302)	(152,913)	(404,477)	(108,648)	(377,137)

Interest income	50,954	-	-	-	-
Interest expense	(2,377,053)	(77,724)	(311,998)	(78,441)	(314,244)
Gain on debt settlement	34,864	-	-	-	-
Loss on write off of investment in lease	(12,684)	-	-	-	-
Allowance for loss on loans receivable and related interest	(299,474)	-	-	-	-

LOSS FROM OPERATIONS
BEFORE INCOME TAXES	(7,026,695)	(230,637)	(716,475)	(187,089)	(691,381)

CURRENT TAX EXPENSE	-	-	-	-	-

DEFERRED TAX EXPENSE	-	-	-	-	-

NET LOSS	$(7,026,695)	$(230,637)	$(716,475)	$(187,089)	$(691,381)

LOSS PER COMMON SHARE		$(0.003)	$(0.013)	$(0.003)	$(0.013)

The accompanying notes are an integral part of these financial statements.

TRANSACT ENERGY CORP.
(A Development Stage Company)
STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIT)
FROM INCEPTION ON MARCH 15, 2006 THROUGH DECEMBER 31, 2017
(Unaudited)
	Preferred stock Shares	Amount	Common Stock Shares	Amount	Capital in Excess of Par Value	Deficit Accumulated During the Development Stage
BALANCE, March 15,2006	-	$ -	-	$ -	$ -	$ -

Issuance of 8,500,000 shares of common stock for cash at $.001 per share, April 2006	-	-	8,500,000	8,500	-	-
Issuance of 900,000 shares of common stock for cash at $.05 per share, August 2006	-	-	900,000	900	44,100	-
Net loss for the period ended December 31, 2006	-	-	-	-	-	(12,181)
BALANCE, December 31, 2006	-	-	9,400,000	9,400	44,100	(12,181)

Net loss for the year ended December 31, 2007	-	-	-	-	-	(22,024)
BALANCE, December 31, 2007	-	-	9,400,000	9,400	44,100	(34,205)

Net loss for the year ended December 31, 2008	-	-	-	-	-	(54,563)
BALANCE, December 31, 2008	-	-	9,400,000	9,400	44,100	(88,768)

Issuance of 1,102,000 shares of common stock for cash at $.25 per share, September 2009	-	-	1,102,000	1,102	274,398	-
Deferred offering costs offset against offering	-	-	-	-	(13,263)	-
Beneficial conversion feature on notes payable	-	-	-	-	65,464	-
Net loss for the year ended December 31, 2009	-	-	-	-	-	(191,386)
BALANCE, December 31, 2009	-	-	10,502,000	10,502	370,699	(280,154)

Issued for services at $ .55 per share	-	-	135,000	135	74,115	-
Issued for services at $ 1.39 per share	-	-	48,775	49	67,693	-
Shares issued to existing shareholders in exchange for 1,008,625 free trading shares valued at $.50 per share	-	-	1,109,488	1,110	553,634	-
Issuance of 7,770,148 common shares pursuant to conversion of notes payable at $ .01 per share
	-	-	7,770,148	7,770	69,931	-
Issuance of 315,909 common shares valued at $.41 -$.47 per share in exchange for compensation and consulting services
	-	-	315,909	316	142,934	-
Beneficial conversion feature on notes payable	-	-	-	-	56,334	-
Issuance of 83,333 common shares on conversion of debt at $.18 per share	-	-	83,333	83	14,917	-
reclassify	-	-	-	-	(39,750)	-
revalue	-	-	-	-	(104)	-
Net loss for the year ended December 31,2010	-	-	-	-	-	(1,086,561)
BALANCE, December 31, 2010	-	-	19,964,653	19,965	1,310,403	(1,366,715)

Issuance of 838,235 shares of common stock for cash at $.15, $.17 & $.20 per share, June 2011
	-	-	838,237	838	139,162	-
Issuance of 375,739 common shares valued at $.015 per share pursuant to compensation agreements	-	-	375,739	376	5,260	-
Issuance of 404,040 common shares on conversion of notes payable at $.03 per share	-	-	404,040	404	11,596	-
Issuance of 750,000 common shares on conversion of debt at $.013 per share	-	-	750,000	750	9,250	-
Beneficial conversion feature on notes payable	-	-	-	-	2,750	-
Net loss for the year ended December 31,2011	-	-	-	-	-	(1,496,989)
BALANCE, December 31, 2011	-	-	22,332,669	22,333	1,478,421	(2,863,704)

Issuance of 3,316,500 common shares valued at $0.035 per share in exchange for consulting services.	-	-	3,316,500	3,317	116,078	-
Issuance of 275,000 common shares valued at $0.0182 per share for financing services	-	-	275,000	275	4,725	-
Issuance of 625,000 common shares valued at $0.05 per share for compensation services	-	-	625,000	625	24,375	-
Issuance of 119,783 common shares valued at $0.045 per share for compensation services	-	-	119,783	120	5,869	-
Beneficial conversion feature on notes payable	-	-	-	-	-	-
Net loss for the year ended December 31,2012	-	-	-	-	-	(929,603)
BALANCE, December 31, 2012	-	-	26,668,952	26,670	1,629,468	(3,793,307)

	Preferred stock Shares	Amount	Common Stock Shares	Amount	Capital in Excess of Par Value	Deficit Accumulated During the Development Stage
Issuance of 2,600,000 common shares valued at $.0502 per share for technology purchase agreement	-	-	2,600,000	2,600	127,920	-
Issuance of 500,000 common shares at a valued at $.0501 per share for compensation services.	-	-	500,000	500	24,550	-
Cancellation of 250,000 common shares; 125,000 shares valued at $.0501 and 125,000 shares valued at $.05 for compensation services	-	-	(250,000)	(250)	(11,013)	-
Issuance of 555,556 common shares at $.036 per share for conversion of note.	-	-	555,556	556	19,444	-
Beneficial conversion feature on notes payable
Net loss for the year ended December 31,2013	-	-	-	-	-	(281,831)
BALANCE, December 31, 2013	-	-	30,074,508	30,075	1,790,369	(4,075,138)

issuance of 475,080 common shares for compensation services at a value of $.041 per share.	-	-	475,080	475	19,003	-
issuance of 14,210,235 common shares for $397,887 of compensation payable.	-	-	14,210,235	14,210	383,677	-
issuance of 200,000 common shares for compensation services at a value of $.05 per share.	-	-	200,000	200	9,800	-
issuance of 474,360 common shares pursuant to a convertible option of notes payable totaling $23,718 at $.05 per share.	-	-	474,360	474	23,244	-
issuance of 221,778 common shares pursuant to a convertible option of notes payable totaling $9,980 at $.045 per share.	-	-	221,778	222	9,758	-
issuance of 300,000 common shares pursuant to a convertible option of notes payable totaling $18,000 at $.06 per share.	-	-	300,000	300	17,700	-
issuance of 665,750 common shares pursuant to a convertible option of notes payable totaling $39,975 at $.06 per share.	-	-	665,750	666	39,279	-
issuance of 641,715 common shares pursuant to a convertible option of notes payable totaling $44,920 at $.07 per share.	-	-	641,715	642	44,278	-
issuance of 229,750 common shares pursuant to an Offshore Securities Agreement totaling $50,545 @ $0.22 per share	-	-	229,750	230	50,315	-
issuance of 233,921 common shares for compensation services totaling $33,333.68 at a value of $0.1425 per share	-	-	233,921	234	33,100	-
issuance of 140,000 common shares for compensation services totaling $26,600 at a value of $0.19 per share	-	-	140,000	140	26,460	-
Beneficial conversion feature on notes payable
Net loss for the year ended December 31,2014	-	-	-	-	-	(827,041)
BALANCE, December 31, 2014	-	-	47,867,097	47,867	2,446,983	(4,902,179)

issuance of 99,750 common shares pursuant to a convertible option of notes payable totaling $9,975 at $.10 per share.	-	-	99,750	100	9,875	-
issuance of 83,417 common shares pursuant to a convertible option of notes payable totaling $10,010 at $.12 per share.	-	-	83,417	83	9,927	-
issuance of 83,417 common shares pursuant to a convertible option of notes payable totaling $10,010 at $.12 per share.	-	-	83,417	83	9,927	-
issuance of 66,667 common shares pursuant to a convertible option of notes payable totaling $7,000 at $.105 per share.	-	-	66,667	67	6,933	-
issuance of 124,750 common shares pursuant to a convertible option of notes payable totaling $4,990 at $.04 per share.	-	-	124,750	125	4,865	-
issuance of 147,725 common shares pursuant to a convertible option of notes payable totaling $5,909 at $.04 per share.	-	-	147,725	148	5,761	-
issuance of 73,563 common shares pursuant to a convertible option of notes payable totaling $5,885 at $.08 per share.	-	-	73,563	74	5,811	-
issuance of 536,000 common shares for compensation services totaling $27,336 at a value of $0.051 per share	-	-	536,000	536	26,800	-
Beneficial conversion feature on notes payable	-	-	-	-	-	-
Net loss for the year ended December 31,2015	-	-	-	-	-	(716,660)
BALANCE, December 31, 2015	-	-	49,082,386	49,083	2,526,882	(5,618,839)

issuance of 104,688 common shares pursuant to a convertible option of notes payable totaling $8,375 at a value of $.08 per share.	-	-	104,688	105	8,270	-
issuance of 2,050,000 common shares pursuant to a convertible option of notes payable totaling $102,500 at a value of $.05 per share.	-	-	2,050,000	2,050	100,450	-
issuance of 142,857 common shares pursuant to a convertible option of a note payable totaling $10,000 at a value of $.07per share.	-	-	142,857	143	9,857	-

	Preferred stock Shares	Amount	Common Stock Shares	Amount	Capital in Excess of Par Value	Deficit Accumulated During the Development Stage
issuance of 305,522 common shares pursuant to a convertible option a of note payable totaling $19,975 at a value of $.06538 per share.	-	-	305,522	306	19,669	-
issuance of 142,643 common shares pursuant to a convertible option of notes payable totaling $9,985 at a value of $.07 per share	-	-	142,643	143	9,842	-
issuance of 185,249 common shares pursuant to convertible option of notes payable totaling $14,819.95 at a value of $.08 per share	-	-	185,249	185	14,635	-
issuance of 645,000 common shares for compensation services totaling $38,700 at a value of $0.06 per share	-	-	645,000	645	38,055	-
Beneficial conversion feature on notes payable	-	-	-	-	-	-
Net loss for the year ended December 31,2016	-	-	-	-	-	(691,381)
BALANCE, December 31, 2016	-	-	52,658,345	52,658	2,727,660	(6,310,220)

issuance of 38,529 common shares pursuant to convertible option of notes payable totaling $2,489 at a value of $.0646 per share	-	-	38,529	39	2,450	-
issuance of 51,335 common shares pursuant to convertible option of notes payable totaling $2,500 at a value of $.0487 per share	-	-	51,335	51	2,449	-
issuance of 200,000 common shares pursuant to convertible option of notes payable totaling $10,000 at a value of $.05 per share	-	-	200,000	200	9,800	-
issuance of 277,207 common shares pursuant to convertible option of notes payable totaling $13,500 at a value of $.0487 per share	-	-	277,207	277	13,223	-
issuance of 160,000 common shares pursuant to convertible option of notes payable totaling $8,000 at a value of $.05 per share	-	-	160,000	160	7,840	-
issuance of 1,599,857 common shares pursuant to convertible option of notes payable totaling $111,990 at a value of $.07 per share	-	-	1,599,857	1600	110,390	-
issuance of 63,939 common shares pursuant to convertible option of notes payable totaling $5,000 at a value of $.0782 per share	-	-	63,939	64	4,936	-
issuance of 40,086 common shares pursuant to convertible option of notes payable totaling $5,261.27 at a value of $.13125 per share	-	-	40,086	40	5,221	-
issuance of 128,916 common shares pursuant to convertible option of notes payable totaling $15,470 at a value of $.12 per share	-	-	128,916	129	15341	-
issuance of 41,375 common shares pursuant to convertible option of notes payable totaling $4,965 at a value of $.12 per share	-	-	41,375	41	4,924	-
issuance of 157,604 common shares pursuant to convertible option of notes payable totaling $20,000 at a value of $.1269per share	-	-	157,604	158	19,842	-
issuance of 27,297 common shares pursuant to convertible option of notes payable totaling $6,005.35 at a value of $.22 per share	-	-	27,297	27	5,978	-
issuance of 230,481 common shares for compensation services totaling $53,656 at a value of $0.2328 per share	-	-	230,481	230	53,426	-
Beneficial conversion feature on notes payable	-	-	-	-	-	-
Net loss for the year ended December 31,2017	-	-	-	-	-	(716,475)
BALANCE, December 31, 2017	-	$ -	55,774,971	$55,775	$2,988,380	$(7,026,695)
The accompanying notes are an integral part of these financial statements.

TRANSACT ENERGY CORP.
(A Development Stage Company)

INTERIM STATEMENTS OF CASH FLOWS
(Unaudited - Prepared by Management)

	Cumulative from inception March 15, 2006 to December 31, 2017
		For the Year ended December 31, 2017	For the Year ended December 31, 2016

Cash Flow From Operating Activities:
Net loss for the period	$(7,026,695)	$(716,475)	$(691,381)
Adjustments to reconcile net loss to cash used by operating activities:
Stock issued for services	1,028,389	-	38,700
Stock issued for expenses	4,313	-	-
Debt issued for services	12,847	-	-
Amortization	5,674	296	(571)
Loss on write off of investment in lease	12,684	-	-
Allowance for interest receivable	50,954	-	-
Allowance for loans receivable	248,521	-	-
Interest expense from beneficial conversion feature on notes payable	124,548	-	-
Loss on stock subscriptions receivable	550,431	-	-
Gain on debt settlement	(34,864)	-	-
Change in assets and liabilities:		-	-
Decrease (Increase) in interest receivable	(50,954)	-	-
Decrease (Increase) in prepaid expenses	(135,124)	(25,783)	1,076
Decrease (Increase) in accounts receivable	(96,755)	-	-
Increase (decrease) in accounts payable	284,733	(27,059)	6,391
Increase in compensation payable	1,730,350	198,370	239,600
Increase in accrued interest	2,098,544	306,805	318,028
Net Cash (used) by Operating Activities	(1,192,404)	(263,846)	(88,157)

Cash Flows From Investing Activities:
Acquisition of oil and gas leases	(12,684)	-	-
Acquisition of Intellectual Property	(130,520)	-	-
Purchase of software	(3,480)	-	-
Purchase of furniture & equipment	(1,714)	-	-
Loans receivable	(263,521)	-	-
Proceeds from loans receivable	15,000	-	-
Net Cash (Used) by Investing Activities	(396,919)	-	-

Cash Flow From Financing Activities
Proceeds from common stock issuance	1,359,483	263,837	65,635
Proceeds received for stock not yet issued	-	-	-
Stock offering costs	(13,263)	-	-
Proceeds from notes payable	243,245	-	-
Repayment of notes payable	-	-
Net Cash Provided by Financing Activities	1,589,465	263,837	65,635

Net Increase (Decrease) in Cash	142	(9)	(22,522)

Cash (Bank Indebtedness) at Beginning of Period	-	152	22,674

Cash at End of Period	$142	$143	$152

Supplemental Disclosures of Cash Flow Information:
Cash paid during the period for:
Interest	$-	$2,020	$-
Income taxes	$-	$-	$-

Supplemental Schedule of Noncash Investing and Financing Activities:
For the three month period ended March 31, 2016 and 2015:
Shares issued for services	$1,258,870	$230,481	$38,700
Shares issued on conversion of debt	$44,204,253	$2,886,145	$165,655
Shares issued for acquisition	$130,250	$-	$-
Shares issued to shareholders in exchange for free trading shares	$554,744	$-	$-
Subscriptions receivable	$(550,431)	$-	$-
Beneficial conversion feature on notes payable	$59,084	$-	$-

The accompanying notes are an integral part of these financial statements.

TRANSACT ENERGY CORP.

[A Development Stage Company]

NOTES TO INTERIM FINANCIAL STATEMENTS

(Unaudited – Prepared by Management)

DECEMBER 31, 2017

NOTE 1 SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

The Company has no tax positions at December 31, 2017 and 2016 for which the ultimate deductibility is highly certain but for which there is uncertainty about the timing of such deductibility.

The Company recognizes interest accrued related to unrecognized tax benefits in interest expense and penalties in operating expenses. During the years ended December 31, 2017 and 2016, the Company recognized no interest and penalties. The Company had no accruals for interest and penalties at December 31, 2017 and December 31, 2016. All tax years starting with 2008 are open for examination.

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

TRANSACT ENERGY CORP.

[A Development Stage Company]

NOTES TO INTERIM FINANCIAL STATEMENTS

(Unaudited – Prepared by Management)

DECEMBER 31, 2017

NOTE 1 SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

NOTE 3 – SOFTWARE

			Net Book Value
	Cost	Accumulated Amortization	December 31, 2017	December 31, 2016
Software	$3,480	$3,480	$-	$-

NOTE 4 – NOTES PAYABLE

The $10,000 convertible promissory note payable to a company whose shareholders hold less than 10% in TransAct is unsecured, bears interest at 10% per annum and was due and payable on March 31, 2010. The payee had the option to convert the entire principal amount on or before April 29, 2009 into common shares of the Company based on a conversion rate of $.00345 per share. No interest was payable if the principal was converted to shares of the Company. The payee did not exercise its conversion option. The note is currently outstanding and in October 2010 the Company issued a check in the amount of $11,876 as payment in full of principal and interest which was returned un-cashed by the payee. The Company is currently in dispute regarding the expiration date of the conversion option in the agreement and the note remains in default. At December 31, 2017, accrued interest was $ 9,187

The $17,500 promissory note payable to a company whose shareholders hold less than 10% in TransAct is unsecured, bears interest at 10% per annum and is due on demand. This note is currently in default. At December 31, 2017, accrued interest was $15,322.

TRANSACT ENERGY CORP.

[A Development Stage Company]

NOTES TO INTERIM FINANCIAL STATEMENTS

(Unaudited – Prepared by Management)

DECEMBER 31, 2017

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

The $25,000 and $15,243.90 ($20,000 CAD) promissory notes payable dated April 22, 2011 and March 31, 2011 respectively are unsecured and bear interest at 60% per annum or $2,500 and $1,445 ($2,000 CAD) respectively whichever is greater. The notes are due on demand and may be prepaid in whole or part without penalty. Accrued interest was $ 161,848 at December 31, 2017.

The $ 3,811 ($5,000 CAD) promissory note payable dated September 12, 2011 is unsecured and bears interest at $ 361 up to September 16, 2011 and $ 36 per diem until all principal and interest is repaid. The note is due on demand and may be prepaid in whole or part without penalty. Accrued interest was $ 86,191 at December 31, 2017.

The $100,000 promissory note payable dated June 30, 2013 is unsecured and is non-interest bearing.

A $22,030 promissory note payable dated February 24, 2011 to a former officer (more than 1 year ago,) bears interest of $6,000 and was due on March 4, 2011. This note is accruing interest at $360 per day for every day after March 4, 2011 until the note is repaid in full. At December 31, 2017, accrued interest was $904,433.

A $46,660 promissory note payable dated April 22, 2011 to a former officer (more than 1 year ago) bears interest at 1% per diem. A beneficial conversion feature of $2,750 was recorded as a discount to the notes with the offset to Additional Paid in Capital. In May 2011 the holder of the note converted $10,000 of principal into 750,000 shares of common stock and the discount was expensed to interest. The remaining balance of $36,660 is due on demand. At December 31, 2017, accrued interest was $902,369.

A $3,000 convertible promissory note payable to a former officer (more than 1 year ago) is secured by certain assets and equipment of the Company and bore interest at 8% per annum through the due date in November 2010 and is currently in default and bearing interest at 60% the highest lawful rate. A beneficial conversion feature of $3,000 has been recorded as a discount to the note with an offset to additional paid in capital. The discount was fully amortized in 2010. At December 31, 2017, accrued interest was $13,998.

A $10,000 convertible note dated June 22, 2015 is unsecured and bears interest at 8% per annum. The note is due on May 11, 2016 unless converted to common stock in advance of that date. This note is currently in default. At December 31, 2017, accrued interest was $2,026.

NOTE 5 – NOTES PAYABLE – RELATED PARTIES

There are no notes payable to related parties at December 31, 2017

Accrued interest and late fees for the notes at December 31, 2017 and December 31, 2016 was $2,098,544 and $1,791,739 respectively.

TRANSACT ENERGY CORP.

[A Development Stage Company]

NOTES TO INTERIM FINANCIAL STATEMENTS

(Unaudited – Prepared by Management)

DECEMBER 31, 2017

NOTE 6 CAPITAL STOCK

Preferred Stock - The Company has authorized 10,000,000 shares of preferred stock, $.001 par value, with such rights, preferences and designations and to be issued in such series as determined by the Board of Directors. No shares are issued and outstanding at December 31, 2017.

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

DECEMBER 31, 2017

NOTE 6 CAPITAL STOCK – CONTINUED

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

DECEMBER 31, 2017

NOTE 6 CAPITAL STOCK – CONTINUED

In December 2016, the company authorized the issuance of 185,249 common shares pursuant to convertible option of notes payable totaling $14,819.95 at a value of $.08 per share. In the same period the Company authorized the issuance of 645,000 common shares for compensation services totaling $38,700 at a value of $0.06 per share.

In January 2017, the Company authorized the issuance of 89,864 common shares pursuant to a convertible option of notes payable totaling $2,489 at $.0646per share and $2500 @ $0.0487 per share.

In February 2017, the Company authorized the issuance of 200,000 common shares pursuant to a convertible option of notes payable totaling $10,000 at $.05 per share.

In May 2017, the Company authorized the issuance of 377,207 common shares pursuant to convertible option of notes payable totaling $13,500 at $0.0487 per share and $5,000 at $0.5 per share.

In July 2017, the Company authorized the issuance of 160,000 common shares pursuant to convertible option of a note payable totaling $8,000 at $0.05 per share.

In September 2017, the Company authorized the issuance of 1,703,882 common shares pursuant to convertible option of notes payable totaling $111,990 at $0.07 per share, $5,000 at $0.0782 and $5,261 at $0.13125 per share.

In October 2017, the Company authorized the issuance of 327,895 common shares pursuant to convertible option of notes payable totaling $20,435 at $0.12 per share, $20,000 at $0.1269 per share.

In December 2017, the Company authorized the issuance of 27,297 common shares pursuant to convertible option of a note payable of $6,006 at $0.22 per share. In the same period the Company authorized the issuance of 230,481 common shares for compensation services totaling $53,656 at a value of $0.2328 per share.

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

The Company has no tax provisions at December 31, 2017 and 2016, for which the ultimate deductibility is highly certain but for which there is uncertainty about the timing of such deductibility.

The Company recognizes interest accrued related to unrecognized tax benefits in interest expense and penalties in operating expenses. During the periods ended December 31, 2017 and 2016, the Company recognized no interest and penalties. The Company had no accruals for interest and penalties at December 31, 2017 and December 31, 2016.

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

Net deferred tax assets (liabilities) consist of the following components as of December 31, 2017, and 2016:

TRANSACT ENERGY CORP.

[A Development Stage Company]

NOTES TO INTERIM FINANCIAL STATEMENTS

(Unaudited – Prepared by Management)

DECEMBER 31, 2017

NOTE 7 INCOME TAXES – CONTINUED

	2017	2016

Deferred tax assets:
NOL Carryover	$716,475	$691,381
Related Party Accrual	-	-
Valuation allowance	(716,475)	(619,381)
Net deferred tax asset	$-	$-

The income tax provision differs from the amount of estimated income tax determined by applying the U.S. federal income tax rate to pretax income from continuing operations for the periods ended December 31, 2017 and 2016 due to the following:

	2017	2016

Book Loss (20% statutory rate)	$(143,295)	$(138,276)
Valuation allowance	143,295	138,276
Tax at effective rate	$-	$-

At December 31, 2017, the Company had net operating loss carry forwards of approximately $ 7,026,695 that may be offset against future taxable income from the year 2017 through 2037. No tax benefit has been reported in the December 31, 2017 or 2016 financial statements since the potential tax benefit is offset by a valuation allowance of the same amount.

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

NOTE 9 RELATED PARTY TRANSACTIONS

Management Compensation – The Company has accrued executive compensation of $1,614,749 to the President of the Company from inception to the period ended December 31, 2017 (See Note 11).

The Company has accrued executive compensation of $115,601 to the SVP Technology of the Company to the period ended April 1, 2016 (See Note 11).

TRANSACT ENERGY CORP.

[A Development Stage Company]

NOTES TO INTERIM FINANCIAL STATEMENTS

(Unaudited – Prepared by Management)

DECEMBER 31, 2017

NOTE 10 - LOSS PER SHARE

The following data shows the amounts used in computing loss per share for the periods presented:

	Year ended December 31, 2017	Year ended December 31, 2016

Loss from operations available to common shareholders (numerator)
	$(716,475)	$(691,381)

Weighted average number of common shares outstanding during the period used in loss per share (denominator)

	53,830,809	50,402,153

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

TRANSACT ENERGY CORP.

[A Development Stage Company]

NOTES TO INTERIM FINANCIAL STATEMENTS

(Unaudited – Prepared by Management)

DECEMBER 31, 2017

NOTE 11 – COMMITMENTS AND CONTINGENCIES (continued)

The Puebla ZEWOP 1 share purchase agreement was not updated and the terms of the original agreement have not been fulfilled by the consortium resulting in the termination of the same. The subsidiary is currently not committed to build and operate a 1320 tonne per day Z.E.W.O.P.TM estimated at $320 Million USD. The Company has a receivable due from the subsidiary at March 31, 2016 of $96,755.

Consulting Agreement-On August 20th, 2014 the company entered into an Engineering Services Agreement to facilitate the design/build of the proprietary reactors for the Zero Emissions Waste Optimization Plant. The estimated cost of the contract is $450,000 over 12 months, out of pocket reimbursements, cost plus 10% on all material and outside labor and a stock bonus of 250,000 common shares upon completion of the scope of work. This agreement will be amended to reflect the new location of the plant. All amounts under the agreement are current.

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

Land Purchase Agreement – On October 25th, 2017 the Company through its subsidiary Puebla Z.E.W.O.P. 1, S.de R.L. de C.V. entered into a land purchase agreement for 18.42 hectares of industrial use land in El Salto, Jalisco, Mexico. The offer is conditional until approximately February 5th, 2018 at which point if conditions are removed $20,265,209 Mexican Pesos ($1,087,431 USD) are due as a deposit. On or before February 15th, 2018 the purchase price balance of 182,386,878 Mexican Pesos ($9,786,880 USD) is due unless the closing date is further amended.

Consulting Agreement – On November 27, 2017 the Company agreed to engage the services of Ericho Communications Ltd for a one-year term starting February 1, 2018. Ericho will create and implement a public relations program for the Company. The company is obligated to a monthly fee of $20,000 USD during the term.

Consulting Agreement – On December 1, 2017 the Company contracted with a private consultant to secure a binding Waste Management Agreement within the State of Rio de Janeiro. The agreement pays $4,875,000 Reais (approximately $1.53 Million USD) as a success fee only.

TRANSACT ENERGY CORP.

[A Development Stage Company]

NOTES TO INTERIM FINANCIAL STATEMENTS

(Unaudited – Prepared by Management)

DECEMBER 31, 2017

NOTE 12 – SUBSEQUENT EVENTS

On January 3rd, 2017, the Company entered an Agreement with The Istana Group LLC to participate in a Lease/Purchase & Non-recourse Monetization Financing. Where Istana agrees to put up One Million Euros (€1,000,000), our subsidiary TransAct Energy Global Limited acts as the applicant with its Directors to secure a Financial Instrument with a face value of Five Hundred Million Euros (€500,000,000) which will net the Company and Istana after its sale approximately (€162,500,000) to split equally less any commissions payable. We are currently working through the application process and our European bank account set up.