Form 10-Q
period 2018-03-31
TRANSACT ENERGY CORP
filed 2018-05-04
CIK 1383394

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2018.

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

N/A

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of March 31, 2018:

55,801,517 shares issued and outstanding

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

The accompanying financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at March 31, 2018 and 2017 and for the periods then ended have been made. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s December 31, 2017 management prepared financial statements. The results of operations for the periods ended March 31, 2018 and 2017 are not necessarily indicative of the operating results for the full year.

TRANSACT ENERGY CORP.

[A Development Stage Company]

FINANCIAL STATEMENTS

March 31, 2018

(Unaudited – Prepared by Management)

TRANSACT ENERGY CORP.
(A Development Stage Company)

INTERIM BALANCE SHEET
(Unaudited - Prepared by Management)

ASSETS

	March 31,	December 31,
	2018	2017
Current
Cash	$7	$142
Receivable	98,412	96,755
Prepaid Expenses	135,124	135,124
Total Current Assets	233,543	232,021

Capital
Furniture & Equipment	-	-
Software	-	-
Total Capital Assets	-	-

Other
Incorporation Costs	11,791	11,791
Intellectual Property	130,520	130,520
Total Other Non-current Assets	$142,311	$142,311

	$375,854	$374,332

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current
Bank indebtedness	-	-
Accounts payable	331,657	284,733
Accrued interest	2,179,159	2,098,544
Accrued interest - related party	-	-
Compensation payable	1,918,282	1,730,350
Notes payable - net of discount	258,205	243,245
Notes payable - Related parties, net of discount	-	-
Total Current Liabilities	4,687,303	4,356,872

Stockholders' Equity (Deficit)
Preferred stock, $.001 par value,
10,000,000 shares authorized no shares issued and outstanding	-	-
Common Stock, $.001 par value,
100,000,000 shares authorized
55,801,517 shares issued and outstanding	55,801	55,775
Capital in excess of par value	2,994,534	2,988,380
Subscriptions receivable	-	-
Deficit accumulated during the development stage	(7,361,784)	(7,026,695)

Total Stockholders' Equity (Deficit)	(4,311,449)	(3,982,540)

	$375,854	$374,332

The accompanying notes are an integral part of these financial statements.

TRANSACT ENERGY CORP.
(A Development Stage Company)

INTERIM STATEMENTS OF OPERATIONS
(Unaudited - Prepared by Management)

	Cumulative
	from inception	Three months	Three months
	March 15, 2006	ended	ended
	March 31,	March 31,	March 31,
	2018	2018	2017

REVENUE	$12,440	$-	$-

EXPENSES
General and administrative	4,671,542	254,473	77,645
Unsuccessful lease purchases	18,673	-	-

Total Expenses	4,690,215	254,473	77,645

LOSS BEFORE OTHER INCOME (EXPENSE)	(4,677,775)	(254,473)	(77,645)

Interest income	50,954	-	-
Interest expense	(2,457,669)	(80,616)	(80,073)
Gain on debt settlement	34,864	-	-
Loss on write off of investment in lease	(12,684)	-	-
Allowance for loss on loans receivable and related interest	(299,474)	-	-

LOSS FROM OPERATIONS
BEFORE INCOME TAXES	(7,361,784)	(335,089)	(157,718)

CURRENT TAX EXPENSE	-	-	-

DEFFRRED TAX EXPENSE	-	-	-

NET LOSS	$(7,361,784)	$(335,089)	$(157,718)

LOSS PER COMMON SHARE		$(0.006)	$(0.003)

The accompanying notes are an integral part of these financial statements.

TRANSACT ENERGY CORP.
(A Development Stage Company)

INTERIM STATEMENTS OF CASH FLOWS
(Unaudited - Prepared by Management)

	Cumulative from inception March 15, 2006 to March 31, 2018
		Three months ended March 31, 2018	Three months ended March 31, 2017

Cash Flow From Operating Activities:
Net loss for the period	$(7,361,784)	$(335,089)	$(157,718)
Adjustments to reconcile net loss to cash used by operating activities:
Stock issued for services	1,028,389	-	-
Stock issued for expenses	4,313	-	-
Debt issued for services	12,847	-	-
Amortization	5,674	-	143
Loss on write off of investment in lease	12,684	-	-
Allowance for interest receivable	50,954	-	-
Allowance for loans receivable	248,521	-	-
Interest expense from beneficial conversion feature on notes payable	124,548	-	-
Loss on stock subscriptions receivable	550,431	-	-
Gain on debt settlement	(34,864)	-	-
Change in assets and liabilities:
Decrease (Increase) in interest receivable	(50,954)	-	-
Decrease (Increase) in prepaid expenses	(135,124)	-	-
Decrease (Increase) in accounts receivable	(98,412)	(1,657)	-
Increase (decrease) in accounts payable	331,657	46,924	6,246
Increase in compensation payable	1,918,282	187,932	46,123
Increase in accrued interest	2,179,159	80,615	76,900
Net Cash (used) by Operating Activities	(1,213,679)	(21,275)	(28,306)

Cash Flows From Investing Activities:
Acquisition of oil and gas leases	(12,684)	-	-
Acquisition of Intellectual Property	(130,520)	-	-
Purchase of software	(3,480)	-	-
Purchase of furniture & equipment	(1,714)	-	-
Loans receivable	(263,521)	-	-
Proceeds from loans receivable	15,000	-	-
Net Cash (Used) by Investing Activities	(396,919)	-	-

Cash Flow From Financing Activities
Proceeds from common stock issuance	1,365,663	6,180	14,988
Proceeds received for stock not yet issued	-	-	-
Stock offering costs	(13,263)	-	-
Proceeds from notes payable	258,205	14,960	13,500
Repayment of notes payable	-	-	-
Net Cash Provided by Financing Activities	1,610,605	21,140	28,488

Net Increase (Decrease) in Cash	7	(135)	182

Cash (Bank Indebtedness) at Beginning of Period	-	142	152

Cash at End of Period	$7	$7	$334

Supplemental Disclosures of Cash Flow Information:
Cash paid during the period for:
Interest	$-	$-	$-
Income taxes	$-	$-	$-

Supplemental Schedule of Noncash Investing and Financing Activities:
For the three month period ended March 31, 2016 and 2015:
Shares issued for services	$1,285,416	$26,546	$-
Shares issued on conversion of debt	$44,204,253	$-	$14,989
Shares issued for acquisition	$130,250	$-	$-
Shares issued to shareholders in exchange	$-	$-	$-
for free trading shares	$554,744	$-	$-
Subscriptions receivable	$(550,431)	$-	$-
Beneficial conversion feature on notes payable	$59,084	$-	$-

The accompanying notes are an integral part of these financial statements.

TRANSACT ENERGY CORP.

[A Development Stage Company]

NOTES TO FINANCIAL STATEMENTS

(Unaudited – Prepared by Management)

MARCH 31, 2018

NOTE 1 SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization - TransAct Energy Corp. (“the Company”) was organized under the laws of the State of Nevada on March 15, 2006. The Company is in the business of developing and managing zero emission waste optimization plants globally. The Company has generated nominal revenues and is considered a development stage company as defined in Accounting Standards Codification (“ASC”) Topic No. 915. The Company has, now, not paid any dividends and any dividends that may be paid in the future will depend upon the financial requirements of the Company and other relevant factors.

Interim Condensed Financial Statements - The accompanying interim financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at March 31, 2018 and 2017 and for the periods then ended have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s December 31, 2017 unaudited financial statements. The results of operations for the periods ended March 31, 2018 and 2017 are not necessarily indicative of the operating results for the full year.

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

The Company has no tax positions at March 31, 2018 and 2017 for which the ultimate deductibility is highly certain but for which there is uncertainty about the timing of such deductibility.

The Company recognizes interest accrued related to unrecognized tax benefits in interest expense and penalties in operating expenses. During the years ended December 31, 2017 and 2016, the Company recognized no interest and penalties. The Company had no accruals for interest and penalties at March 31, 2018 and March 31, 2017. All tax years starting with 2008 are open for examination.

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

TRANSACT ENERGY CORP.

[A Development Stage Company]

NOTES TO FINANCIAL STATEMENTS

(Unaudited – Prepared by Management)

MARCH 31, 2018

NOTE 1 SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

NOTE 3 – SOFTWARE

			Net Book Value
		Accumulated	March 31,	December 31
	Cost	Amoritization	2018	2017
Software	$3,480	$3,480	$-	$-

TRANSACT ENERGY CORP.

[A Development Stage Company]

NOTES TO FINANCIAL STATEMENTS

(Unaudited – Prepared by Management)

MARCH 31, 2018

NOTE 4 – NOTES PAYABLE

The $10,000 convertible promissory note payable to a company whose shareholders hold less than 10% in TransAct is unsecured, bears interest at 10% per annum and was due and payable on March 31, 2010. The payee had the option to convert the entire principal amount on or before April 29, 2009 into common shares of the Company based on a conversion rate of $.00345 per share. No interest was payable if the principal was converted to shares of the Company. The payee did not exercise its conversion option. The note is currently outstanding and in October 2010 the Company issued a check in the amount of $11,876 as payment in full of principal and interest which was returned un-cashed by the payee. The Company is currently in dispute regarding the expiration date of the conversion option in the agreement and the note remains in default. At March 31, 2018, accrued interest was $ 9,434

The $17,500 promissory note payable to a company whose shareholders hold less than 10% in TransAct is unsecured, bears interest at 10% per annum and is due on demand. This note is currently in default. At March 31, 2018, accrued interest was $15,754.

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

The $25,000 and $15,243.90 ($20,000 CAD) promissory notes payable dated April 22, 2011 and March 31, 2011 respectively are unsecured and bear interest at 60% per annum or $2,500 and $1,445 ($2,000 CAD) respectively whichever is greater. The notes are due on demand and may be prepaid in whole or part without penalty. Accrued interest was $ 167,803 at March 31, 2018.

The $ 3,811 ($5,000 CAD) promissory note payable dated September 12, 2011 is unsecured and bears interest at $ 361 up to September 16, 2011 and $ 36 per diem until all principal and interest is repaid. The note is due on demand and may be prepaid in whole or part without penalty. Accrued interest was $ 89,341 at March 31, 2018.

The $100,000 promissory note payable dated June 30, 2013 is unsecured and is non-interest bearing.

A $22,030 promissory note payable dated February 24, 2011 to a former officer (more than 1 year ago,) bears interest of $6,000 and was due on March 4, 2011. This note is accruing interest at $360 per day for every day after March 4, 2011 until the note is repaid in full. At March 31, 2018, accrued interest was $936,833.

A $46,660 promissory note payable dated April 22, 2011 to a former officer (more than 1 year ago) bears interest at 1% per diem. A beneficial conversion feature of $2,750 was recorded as a discount to the notes with the offset to Additional Paid in Capital. In May 2011 the holder of the note converted $10,000 of principal into 750,000 shares of common stock and the discount was expensed to interest. The remaining balance of $36,660 is due on demand. At March 31, 2018, accrued interest was $935,660.

TRANSACT ENERGY CORP.

[A Development Stage Company]

NOTES TO FINANCIAL STATEMENTS

(Unaudited – Prepared by Management)

MARCH 31, 2018

NOTE 5 – NOTES PAYABLE – RELATED PARTIES

A $3,000 convertible promissory note payable to a former officer (more than 1 year ago) is secured by certain assets and equipment of the Company and bore interest at 8% per annum through the due date in November 2010 and is currently in default and bearing interest at 60% the highest lawful rate. A beneficial conversion feature of $3,000 has been recorded as a discount to the note with an offset to additional paid in capital. The discount was fully amortized in 2010. At March 31, 2018, accrued interest was $14,443.

A $10,000 convertible note dated June 22, 2015 is unsecured and bears interest at 8% per annum. The note is due on May 11, 2016 unless converted to common stock in advance of that date. This note is currently in default. At March 31, 2018, accrued interest was $2,224.

A $10,000 short-term loan dated January 23, 2018 is unsecured and bears fixed interest of $5000 and was due March 5th, 2018. This note is currently in default. This note is currently in default. Interest at the option of the Lender may be paid in stock at a 75% discount to market.

A $$5,000 short-term loan dated February 26, 2018 is unsecured and bears fixed interest of $1500 and was due in March, 2018. This note is currently in default. Interest at the option of the Lender may be paid in stock at a 75% discount to market.

NOTE 6 CAPITAL STOCK

Preferred Stock - The Company has authorized 10,000,000 shares of preferred stock, $.001 par value, with such rights, preferences and designations and to be issued in such series as determined by the Board of Directors. No shares are issued and outstanding at March 31, 2018.

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

MARCH 31, 2018

NOTE 6 CAPITAL STOCK – CONTINUED

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

MARCH 31, 2018

NOTE 6 CAPITAL STOCK – CONTINUED

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

In December 2017, the Company authorized the issuance of 27,297 common shares pursuant to convertible option of a note payable of $6,006 at $0.22 per share. In the same period the Company authorized the issuance of 257,027 common shares for compensation services totaling $59,836 at a value of $0.2328 per share.

TRANSACT ENERGY CORP.

[A Development Stage Company]

NOTES TO FINANCIAL STATEMENTS

(Unaudited – Prepared by Management)

MARCH 31, 2018

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

NOTE 8 RELATED PARTY TRANSACTIONS

Management Compensation – The Company has accrued executive compensation of $1,802,681 to the President of the Company from inception to the period ended March 31, 2018 (See Note 11).

The Company has accrued executive compensation of $115,601 to the SVP Technology of the Company to the period ended April 1, 2016 (See Note 11).

NOTE 9 - LOSS PER SHARE

The following data shows the amounts used in computing loss per share for the periods presented:

	Three months ended March 31,2018	Three months ended March 31,2018
Loss from operations available to common shareholders (numerator)	$(335,089)	$(157,718)

Weighted average number of common shares outstanding during the period used in loss per share (denominator)	55,801,222	52,805,673

Dilutive loss per share was not presented; as the Company had no common equivalent shares for all periods presented that would affect the computation of diluted loss per share.

NOTE 10 – COMMITMENTS AND CONTINGENCIES

Compensation agreement – The President and Chief Executive Officer agreement pays an annual base salary of $285,395, with a cash bonus annually based on 5% of EBITDA and a stock bonus formulated around the return on invested capital where the issued and outstanding stock of the Company times the rate of return divided by ten will equate to the stock issued.

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

TRANSACT ENERGY CORP.

[A Development Stage Company]

NOTES TO FINANCIAL STATEMENTS

(Unaudited – Prepared by Management)

MARCH 31, 2018

NOTE 10 – COMMITMENTS AND CONTINGENCIES – CONTINUED

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

TRANSACT ENERGY CORP.

[A Development Stage Company]

NOTES TO FINANCIAL STATEMENTS

(Unaudited – Prepared by Management)

MARCH 31, 2018

NOTE 10 – COMMITMENTS AND CONTINGENCIES – CONTINUED

Land Purchase Agreement – On October 25th, 2017 the Company through its subsidiary Puebla Z.E.W.O.P. 1, S.de R.L. de C.V. entered into a land purchase agreement for 18.42 hectares of industrial use land in El Salto, Jalisco, Mexico. The offer is conditional until approximately May 25th, 2018 at which point if conditions are removed $20,265,209 Mexican Pesos ($1,087,431 USD) are due as a deposit. On or before June 8th, 2018 the purchase price balance of 182,386,878 Mexican Pesos ($9,786,880 USD) is due unless the closing date is further amended.

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

Consulting Agreement – On February 1, 2018 the Company through its subsidiary Puebla Z.E.W.O.P. 1, S.de R.L. de C.V. contracted with an Engineering firm to review the El Salto lands described above. The agreement pays the equivalent of $5,000 dollars as a fee. The Company provided 1/3 as a deposit the balance is now due.

Joint Venture Agreement-On January 3rd, 2017, the Company entered an Agreement with The Istana Group LLC to participate in a Lease/Purchase & Non-recourse Monetization Financing. Where Istana agrees to put up One Million Euros (€1,000,000), our subsidiary TransAct Energy Global Limited acts as the applicant with its Directors to secure a Financial Instrument with a face value of One Hundred Million Euros (€100,000,000) which will net the Company and Istana after its sale approximately (€21,000,000) to split three ways less any commissions payable. We are currently working through the application process and our European bank account set up.

NOTE 11 – SUBSEQUENT EVENTS

In April 2018 a convertible note was issued in the amount of $10,000. This note was subsequently converted during the same period to 190,476 common shares at $0.0525 per share.

On April 13, 2018, our subsidiary Puebla Z.E.W.O.P. 1, S. de R.L. de C.V. negotiated amendments to its conditional, Land Purchase Agreement for 18.4 hectares in the municipality of El Salto. To secure an additional six-week closing period the company agreed to pay a deposit now of $90,000 dollars by way of one-million restricted shares of TransAct Energy Corp. this will form part of the purchase price. This is the first funds we have put up towards the land purchase.

Effective April 1st , 2018 the company has engaged under an employment agreement Mr. Kelly McKinley, B Arch, associate AIA. As Senior Vice President of Real Estate and Project Development. His agreement pays $185,000 annually plus bonus provisions.

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

TransAct in mid-2009 started introducing the concept of geothermal power to markets in Western and South Asia with the plan to enter joint venture relationships to develop geothermal power projects in these areas. To enter these markets as a power producer the Company found it strategic to develop traditional carbon fueled power projects in addition. After discussions with Spectrum Energy Project Investments (a UAE power company), submitted applications to the Basra Investment Commission to develop/manage three natural gas power plants. These multi-billion dollar projects come with long-term power purchase agreements (PPA) and sovereign guarantees and our application through Spectrum was shortlisted. We were unsuccessful in completing our acquisition of 50% of Spectrum and the initial offering lapsed.

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

To pay for the Z.E.W.O.P. TM we engaged the Latin desk of a USA based international financial group (name under non-disclosure) for the raise of the debt portion of our first Z.E.W.O.P. TM’s development cost and obtained a commitment for the equity portion from another financial group. Both parties are prepared to participate in multiple plants as TransAct grows.

To manage the public relations and marketing of our company and brand we contracted Ericho (https://erichopr.com/) an international public relations and media company. They will help us craft our story in each market we enter.

The beginning of 2018, was focused on vetting and securing funds for the industrial site in El Salto. The vetting included a Phase 1 Environmental Engineering review, a legal review of the title and a land use confirmation from the Municipality of El Salto. All aspects of the site were approved for our purposes, with the exception that the easterly access to the site was not legally registered. The landowners have undertaken to secure legal access before the new closing date of June 8, 2018. During the first quarter we worked through a variety of funding scenarios for the land and other predevelopment costs.

PLAN OF OPERATION

TransAct Energy Corp. has elected to focus entirely on the global development and dissemination of its zero emissions waste optimization plants (ZEWOPTM). The ZEWOPTM makes ecological, economic, cultural, and social sense. Becoming an engine that supports the circular economy in any community it enters, sustainably. Waste producers can now be paid instead of paying to manage their MSW. In the process TransAct can incorporate many of the energy technologies it has worked on including, geothermal and solar.

Our focus throughout 2018 is to build the Z.E.W.O.P.TM in El Salto, Jalisco, Mexico. We need to first sign off on 75-80% of our product sales under off-take agreements and finish the site specific design work of the El Salto site. Then we will reengage Fichtner Consulting Engineers to prepare working drawings, that while being approved under permits and permissions will go to tender for a guaranteed procurement and construction contract. When these steps are completed we intend on finalizing the financing commitment for the debt and equity based on the Z.E.W.O.P.TM construction agreement.

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

Z.E.W.O.P. TM can demonstrate to Mexico and the World a municipal scale solution to managing waste without emissions and land filling. Although we have been approached to build in the other North American cities we feel the market is best approached when the first Z.E.W.O.P. TM is fully operational to garner government agency support. This will insure a smoother entry into the other North American markets, once we break ground we will make sure major waste generators throughout the US and Canada are aware of our process so we get on the technology review lists.

Besides finding capital for individual projects, until the first revenues from operations come in, our corporate operations will continue to be funded by raising money through private placements or public offerings. We anticipate bringing on an expanded management team to oversee our operational growth throughout this year and plan to raise additional capital as required. The first $4 Million of this budgeted capital is being raised now.

For the balance of the 2018 year the Company’s focus is to:

1.) Secure working capital for the Company significant enough to maintain accounts payable as current and fund day to day corporate costs through to cash-flow from first operations, including expansion of corporate management team in order facilitate global dissemination of Z.E.W.O.P. TM;

2.) Complete the development of the Z.E.W.O.P. TM in Mexico as follows;

a. Finalize Product Off-take Agreements;

b. Secure all required permits and permissions;

c. Finalize debt portion of plant cost;

d. Complete EPC contracts and supplier agreements;

e. Initiate site development, construction, and assembly of plant.

3.) Finalize second Mexico Z.E.W.O.P. TM contracts to launch development in 2019.

4.) Enter waste supply contracts in Brazil.

5.) Continue with European market entrance towards end of 2018.

SUBSEQUENT EVENTS

In April 2018 a convertible note was issued in the amount of $10,000. This note was subsequently converted during the same period to 190,476 common shares at $0.0525 per share.

On April 13, 2018, our subsidiary Puebla Z.E.W.O.P. 1, S. de R.L. de C.V. negotiated amendments to its conditional, Land Purchase Agreement for 18.4 hectares in the municipality of El Salto. To secure an additional six-week closing period the company agreed to pay a deposit now of $90,000 dollars by way of one-million restricted shares of TransAct Energy Corp. this will form part of the purchase price. This is the first funds we have put up towards the land purchase.

Effective April 1st , 2018 the company has engaged under an employment agreement Mr. Kelly McKinley, B Arch, associate AIA. As Senior Vice President of Real Estate and Project Development.

RESULTS OF OPERATIONS

Results of Operations for Three Months Ending March 31, 2018 Compared to Three Months Ending March 31, 2017

We did not generate any material revenue from January 1, 2018 to March 31, 2018 as was the same for the three-month period in 2017. For the three months ended March 31, 2018 our general and administrative expenses were $254,473 compared to $77,645 for the same period in 2017. Expenses consisted primarily of compensation of $202,112 ($124,583 was from an unrecorded inflation index from 2010 through to 2018 of the CEO’s compensation) and Consulting $49,000. Compensation was $62,800 and Consulting $1,400 for the same period ending March 30, 2017. 124,583

Interest Expense for the three months ending March 31, 2018 was $80,616 compared to $77,645 for the same period in 2017. As a result, we have reported a net loss before taxes of ($335,089) for the Three Months ended March 31, 2018 compared to a loss of ($157,718) for the same period last year.

Stock-Based Compensation Costs

There was $6,180 stock-based compensation recorded during the period ended March 31,2018. Any shares issued are a part of our executive compensation plan, and are issued to obtain, retain and motivate our directors, executives and employees.

LIQUIDITY AND CAPITAL RESOURCES

As of March 31, 2018, our current assets are $ 233,543 made up of prepaid expenses of $135,124, receivables of $98,412 and $7 cash on hand. Our current liabilities consist of accounts payable in the amount of $ 331,657, accrued interest of $2,179,159, compensation payable of $ 1,918,282 and Notes payable, net of any discount of $ 258,205.

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rules 13a-15(e) and 15d-15(e) promulgated under the Exchange Act. Based on this evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were effective at a reasonable assurance level as of March 31, 2018, the end of the period covered by this report.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

Year to date no common shares have been sold by way of conversion of notes payable into Company securities during the three months ended March 31, 2018.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None

ITEM 4. REMOVED AND RESERVED

None.

ITEM 5. OTHER INFORMATION.

Up to the period ended March 31, 2018, the Company worked diligently on its business and maintaining its reporting status with the SEC. However due to finances we are forced to file our Annual Report without auditors review the company is delinquent in required filings with the SEC as determined by the NASD. Because of filing unaudited statements and changes to the over the counter bulletin board (“OTCBB”) we were downgraded from the OTCQB to the OTC Pinks. When we amend our filings to include audited statements for 2012, 2013, 2014, 2015, 2016 and 2017 we can reapply to the OTCBB for a OTCQB listing. We have started the process of engaging a US accounting firm to prepare all filings and financial statements for the auditors.

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

TRANSACT ENERGY CORP.
Date: May 2, 2018
	By:	/s/ Rod Bartlett
Rod Bartlett
President
Chief Executive Officer