Form 10-Q
period 2018-06-30
TRANSACT ENERGY CORP
filed 2018-08-14
CIK 1383394

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2018.

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

Large accelerated filer [   ]Accelerated filer [   ]

Non-accelerated filer [   ]  (Do not check if a smaller reporting company)Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).[   ] Yes  [X] No

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of June 30, 2018:

57,241,993 shares issued and outstanding

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

The accompanying financial statements have been prepared by the Company without audit.  In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at June 30, 2018 and 2017 and for the periods then ended have been made.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted.  It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s December 31, 2017 management prepared financial statements.  The results of operations for the periods ended June 30, 2018 and 2017 are not necessarily indicative of the operating results for the full year.

TRANSACT ENERGY CORP.

[A Development Stage Company]

FINANCIAL STATEMENTS

June 30, 2018

______________

(Unaudited – Prepared by Management)

TRANSACT ENERGY CORP.

[A Development Stage Company]

(Unaudited -  Prepared by Management)

CONTENTS

PAGE

Interim Balance Sheets4

Interim Statements of Operations5

Interim Statements of Cash Flows 6

Notes to Interim Financial Statements8 - 16

TRANSACT ENERGY CORP.
(A Development Stage Company)
-----------------------------
INTERIM BALANCE SHEET
( Unaudited - Prepared by Management)

ASSETS
	June 30,	December 31,
	2018	2017
Current
Cash	$2,666	$142
Receivable	98,412	96,755
Prepaid Expenses	283,264	135,124
Total Current Assets	384,342	232,021

Capital
Furniture & Equipment	-	-
Software	-	-
Total Capital Assets	-	-

Other
Incorporation Costs	11,791	11,791
Intellectual Property	130,520	130,520
Total Other Non-current Assets	142,311	142,311

	$526,653	$374,332

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current
Bank indebtedness	$-	$-
Accounts payable	362,805	284,733
Accrued interest	2,339,016	2,098,544
Accrued interest - related party	-	-
Compensation payable	2,025,658	1,730,350
Notes payable - net of discount	328,130	243,245
Notes payable - Related parties, net of discount	-	-
Total Current Liabilities	5,055,609	4,356,872

Stockholders' Equity (Deficit)
Preferred stock, $.001 par value,
10,000,000 shares authorized no shares issued and outstanding	-	-
Common Stock, $.001 par value,
100,000,000 shares authorized
57,241,993 shares issued and outstanding	57,242	55,775
Capital in excess of par value	3,115,593	2,988,380
Subscriptions receivable	-	-
Deficit accumulated during the development stage	(7,701,791)	(7,026,695)

Total Stockholders' Equity (Deficit)	(4,528,956)	(3,982,540)

	$526,653	$374,332

The accompanying notes are an integral part of these financial statements.

TRANSACT ENERGY CORP.
(A Development Stage Company)
------------------------------
INTERIM STATEMENTS OF OPERATIONS

( Unaudited - Prepared by Management)

	Cumulative
	from inception	Three months	Six months	Three months	Six months
	March 15, 2006	ended	ended	ended	ended
	June 30,	June 30,	June 30,	June 30,	June 30,
	2018	2018	2018	2017	2017

REVENUE	$12,440	$-	$-	$-	$-

EXPENSES
General and administrative	4,851,693	180,150	434,624	71,642	149,287
Unsuccessful lease purchases	18,673	-	-	-	-

Total Expenses	4,870,366	180,150	434,624	71,642	149,287

LOSS BEFORE OTHER INCOME (EXPENSE)	(4,857,926)	(180,150)	(434,624)	(71,642)	(149,287)

Interest income	50,954	-	-	-	-
Interest expense	(2,617,525)	(159,856)	(240,472)	(76,476)	(156,549)
Gain on debt settlement	34,864	-	-	-	-
Loss on write off of investment in lease	(12,684)	-	-	-	-
Allowance for loss on loans receivable and related interest	(299,474)	-	-	-	-

LOSS FROM OPERATIONS
BEFORE INCOME TAXES	(7,701,791)	(340,006)	(675,096)	(148,118)	(305,836)

CURRENT TAX EXPENSE	-	-	-	-	-

DEFERRED TAX EXPENSE	-	-	-	-	-

NET LOSS	$(7,701,791)	$(340,006)	$(675,096)	$(148,118)	$(305,836)

LOSS PER COMMON SHARE		$(0.006)	$(0.012)	$(0.003)	$(0.006)

The accompanying notes are an integral part of these financial statements.

TRANSACT ENERGY CORP.
(A Development Stage Company)
-----------------------------------
INTERIM STATEMENTS OF CASH FLOWS

( Unaudited - Prepared by Management)
	Cumulative
	from inception
	March 15, 2006	Six months	Six months
	to	ended	ended
	June 30,	June 30,	June 30,
	2018	2018	2017
Cash Flow From Operating Activities:
Net loss for the period	$(7,701,791)	$(675,096)	$(305,836)
Adjustments to reconcile net loss to cash used by operating activities:
Stock issued for services	1,050,889	-	-
Stock issued for expenses	94,313	-	-
Debt issued for services	12,847	-	-
Amortization	5,674	-	286
Loss on write off of investment in lease	12,684	-	-
Allowance for interest receivable	50,954	-	-
Allowance for loans receivable	248,521	-	-
Interest expense from beneficial conversion feature on notes payable	124,548	-	-
Loss on stock subscriptions receivable	550,431	-	-
Gain on debt settlement	(34,864)	-	-
Change in assets and liabilities:
Decrease (Increase) in interest receivable	(50,954)	-	-
Decrease (Increase) in prepaid expenses	(283,264)	(148,140)	1,077
Decrease (Increase) in accounts receivable	(98,412)	(1,657)	-
Increase (decrease) in accounts payable	362,805	78,072	8,365
Increase in compensation payable	2,025,658	295,308	106,123
Increase in accrued interest	2,339,016	240,472	153,377
Net Cash (used) by Operating Activities	(1,290,945)	(211,041)	(36,608)

Cash Flows From Investing Activities:
Acquisition of oil and gas leases	(12,684)	-	-
Acquisition of Intellectual Property	(130,520)	-	-
Purchase of software	(3,480)	-	-
Purchase of furniture & equipment	(1,714)	-	-
Loans receivable	(263,521)	-	-
Proceeds from loans receivable	15,000	-	-
Net Cash (Used) by Investing Activities	(396,919)	-	-

Cash Flow From Financing Activities
Proceeds from common stock issuance	1,375,663	128,680	33,489
Proceeds received for stock not yet issued	-	-	-
Stock offering costs	(13,263)	-	-
Proceeds from notes payable	328,130	84,885	2,980
Repayment of notes payable	-	-	(184)
Net Cash Provided by Financing Activities	1,690,530	213,565	36,285

Net Increase (Decrease) in Cash	2,666	2,524	(323)

Cash (Bank Indebtedness) at Beginning of Period	-	142	334

Cash at End of Period	$2,666	$2,666	$11

Supplemental Disclosures of Cash Flow Information:
Cash paid during the period for:
Interest	$-	$-	$-
Income taxes	$-	$-	$-

Supplemental Schedule of Noncash Investing and Financing Activities:
For the six month period ended June 30, 2018 and 2017:
Shares issued for services	$1,307,916	$22,500	$-
Shares issued on conversion of debt	$1,581,022	$10,000	$28,499
Shares issued for acquisition	$220,250	$90,000	$-
Shares issued to shareholders in exchange	$-	$-	$-
for free trading shares	$554,744	$-	$-
Subscriptions receivable	$(550,431)	$-	$-
Beneficial conversion feature on notes payable	$59,084	$-	$-

The accompanying notes are an integral part of these financial statements.

TRANSACT ENERGY CORP.

[A Development Stage Company]

NOTES TO FINANCIAL STATEMENTS

(Unaudited – Prepared by Management)

JUNE 30, 2018

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

Interim Condensed Financial Statements - The accompanying interim financial statements have been prepared by the Company without audit.  In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at June 30, 2018 and 2017 and for the periods then ended have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted.  It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s December 31, 2017 unaudited financial statements.  The results of operations for the periods ended June 30, 2018 and 2017 are not necessarily indicative of the operating results for the full year.

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

The Company has no tax positions at June 30, 2018 and 2017 for which the ultimate deductibility is highly certain but for which there is uncertainty about the timing of such deductibility.

The Company recognizes interest accrued related to unrecognized tax benefits in interest expense and penalties in operating expenses. During the years ended December 31, 2017 and 2016, the Company recognized no interest and penalties. The Company had no accruals for interest and penalties at June 30, 2018 and June 30, 2017. All tax years starting with 2008 are open for examination.

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

NOTE 3 – SOFTWARE

			Net Book Value
		Accumulated	June 30,	December 31
	Cost	Amortization	2018	2017
Software	$3,480	$3,480	$-	$-

NOTE 4 – NOTES PAYABLE

The $10,000 convertible promissory note payable to a company whose shareholders hold less than 10% in TransAct is unsecured, bears interest at 10% per annum and was due and payable on March 31, 2010. The payee had the option to convert the entire principal amount on or before April 29, 2009 into common shares of the Company based on a conversion rate of $.00345 per share. No interest was payable if the principal was converted to shares of the Company. The payee did not exercise its conversion option. The note is currently outstanding and in October 2010 the Company issued a check in the amount of $11,876 as payment in full of principal and interest which was returned un-cashed by the payee. The Company is currently in dispute regarding the expiration date of the conversion option in the agreement and the note remains in default. At March 31, 2018, accrued interest was $ 9,683.

The $17,500 promissory note payable to a company whose shareholders hold less than 10% in TransAct is unsecured, bears interest at 10% per annum and is due on demand. This note is currently in default. At June 30, 2018, accrued interest was $16,191.

The $25,000 convertible promissory note dated June 10, 2010 and $40,000 convertible promissory note dated October 5, 2010 bore interest at 8% per annum and were due and payable on March 11, 2011 and July 7, 2011, respectively. The holder had the option to convert the entire principal amount of each note on or before March 11, 2011 and July 7, 2011 into common shares of the Company based on a conversion rate of 60% of the market price being the average of the lowest three trading prices over the past ten days prior to the conversion. At no time, could the holder convert into an amount of shares which would result in the holder and its affiliates to beneficially own more than 4.99% of the outstanding shares of common stock. In February 2011 the holder elected to convert $12,000 of the June 10, 2010 note into 404,040 common shares of the Company which were issued. In February 2011 the terms of the June 10, 2010 and October 5, 2010 convertible promissory notes were amended by both parties to include a repayment option. Under this repayment option the borrower had the right to repay the balance of a note in cash equal to 150% of the outstanding principal and interest. On February 24, 2011, the Company paid $22,000 including $9,000 of interest to repay the remaining $13,000 balance of the June 10, 2010 note. In addition, on April 21, 2011 the Company paid $61,600 including $21,600 of interest to repay the $40,000 note dated October 5, 2010. A beneficial conversion feature of $53,334 has been recorded as a discount to the notes with an offset to additional paid in capital. The discount was amortized over the life of the notes. The remaining unamortized discount has been expensed as interest since the note was repaid.

The $25,000 and $15,243.90 ($20,000 CAD) promissory notes payable dated April 22, 2011 and March 31, 2011 respectively are unsecured and bear interest at 60% per annum or $2,500 and $1,445 ($2,000 CAD) respectively whichever is greater. The notes are due on demand and may be prepaid in whole or part without penalty. Accrued interest was $ 173,823 at June 30, 2018.

The $ 3,811 ($5,000 CAD) promissory note payable dated September 12, 2011 is unsecured and bears interest at $ 361 up to September 16, 2011 and $ 36 per diem until all principal and interest is repaid. The note is due on demand and may be prepaid in whole or part without penalty. Accrued interest was $ 92,526 at June 30, 2018.

The $100,000 promissory note payable dated June 30, 2013 is unsecured and is non-interest bearing.

A $22,030 promissory note payable dated February 24, 2011 to a former officer (more than 1 year ago,) bears interest of $6,000 and was due on March 4, 2011. This note is accruing interest at $360 per day for every day after March 4, 2011 until the note is repaid in full. At June 30, 2018, accrued interest was $969,593.

A $46,660 promissory note payable dated April 22, 2011 to a former officer (more than 1 year ago) bears interest at 1% per diem. A beneficial conversion feature of $2,750 was recorded as a discount to the notes with the offset to Additional Paid in Capital. In May 2011 the holder of the note converted $10,000 of principal into 750,000 shares of common stock and the discount was expensed to interest. The remaining balance of $36,660 is due on demand. At June 30, 2018, accrued interest was $969,321.

NOTE 5 – NOTES PAYABLE – RELATED PARTIES

A $3,000 convertible promissory note payable to a former officer (more than 1 year ago) is secured by certain assets and equipment of the Company and bore interest at 8% per annum through the due date in November 2010 and is currently in default and bearing interest at 60% the highest lawful rate. A beneficial conversion feature of $3,000 has been recorded as a discount to the note with an offset to additional paid in capital. The discount was fully amortized in 2010. At March 31, 2018, accrued interest was $14,892.

A $10,000 convertible note dated June 22, 2015 is unsecured and bears interest at 8% per annum. The note is due on May 11, 2016 unless converted to common stock in advance of that date. This note is currently in default. At June 30, 2018, accrued interest was $2,423.

A $9,980 short-term loan dated January 23, 2018 is unsecured and bears fixed interest of $5000 and was due March 5th, 2018.This note is currently in default. Interest at the option of the Lender may be paid in stock at a 75% discount to market. At June 30, 2018 we accrued $9500 interest.

A $$4,980 short-term loan dated February 26, 2018 is unsecured and bears fixed interest of $1500 and was due in March 2018.This note is currently in default. Interest at the option of the Lender may be paid in stock at a 75% discount to market. At June 30, 2018 we accrued $4,750 interest.

A $4,980 short-term loan dated May 29, 2018 is unsecured and bears interest of $35.71 per day and was due in June 30, 2018.This note is currently in default. At June 30, 2018 we accrued $1,143 interest.

A 60,000 short-term loan dated June 6, 2018 is unsecured and bears interest of $3,000 per day. At June 30, 2018 we accrued $72,000 in interest.

A $$4,965 convertible note dated June 28, 2018 is unsecured and bears interest of 8% per annum. The note is due June 28, 2019 unless converted to common stock in advance of that date.  At June 30, 2018 we accrued $2.18 interest.

NOTE 6 – CAPITAL STOCK

Preferred Stock - The Company has authorized 10,000,000 shares of preferred stock, $.001 par value, with such rights, preferences and designations and to be issued in such series as determined by the Board of Directors. No shares are issued and outstanding at June 30, 2018.

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

In April 2018, the Company authorized the issuance of 190,476 common shares pursuant to convertible option of notes payable totaling $10,000 at $0.0525 per share.

In May, the Company authorized the issuance of 1,000,000 common shares pursuant to a partial payment for a land acquisition agreement in the amount of $90,000 at $0.09 per share and 250,000 common shares pursuant to a compensation agreement at $0.09 per share.

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

NOTE 8 – RELATED PARTY TRANSACTIONS

Management Compensation –   The Company has accrued executive compensation of $1,863,807 to the President of the Company from inception to the period ended June 30, 2018 (See Note 11).

The Company has accrued executive compensation of $115,601 to the SVP Technology of the Company to the period ended April 1, 2016 (See Note 11).

The Company has accrued executive compensation of $46,250 to the SVP of Real Estate and Project Development of the Company to the period ended June 30, 2018 (See Note 11)

NOTE 9 – LOSS PER SHARE

The following data shows the amounts used in computing loss per share for the periods presented:

	Six months ended June 30,2018	Six months ended June 30,2018
Loss from operations available to common shareholders (numerator)	$(675,096)	$(305,836)

Weighted average number of common shares outstanding during the period used in loss per share (denominator)	56,186,006	52,979,452

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

The Puebla ZEWOP 1 share purchase agreement was not updated, and the terms of the original agreement have not been fulfilled by the consortium resulting in the termination of the same. The subsidiary is currently not committed to build and operate a 1320 tonne per day Z.E.W.O.P.TM estimated at $320 Million USD. The Company has a receivable due from the subsidiary at March 31, 2016 of $96,755.

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

Land Purchase Agreement – On October 25th, 2017 the Company through its subsidiary Puebla Z.E.W.O.P. 1, S.de R.L. de C.V. entered into a land purchase agreement for 18.42 hectares of industrial use land in El Salto, Jalisco, Mexico. The offer is conditional until approximately May 25th, 2018 at which point if conditions are removed $20,265,209 Mexican Pesos ($1,087,431 USD) are due as a deposit. On or before June 8th, 2018 the purchase price balance of 182,386,878 Mexican Pesos ($9,786,880 USD) is due unless the closing date is further amended. On April 13, 2018, we negotiated amendments to the Land Purchase. To secure an additional six-week closing period the company agreed to pay a deposit now of $90,000 dollars by way of one-million restricted shares of TransAct Energy Corp. this will form part of the purchase price. This is the first funds we have put up towards the land purchase. The Agreement included a provision to secure Title Insurance, which the company is now in the process of completing with a US underwriter. The Company anticipates closing on the land in July 2018.

Consulting Agreement – On November 27, 2017 the Company agreed to engage the services of Ericho Communications Ltd for a one-year term starting February 1, 2018. Ericho will create and implement a public relations program for the Company. The company is obligated to a monthly fee of $20,000 USD during the term. The Company with Ericho agreed to postpone the agreement temporarily, currently the Company has accrued $60,000 in fees under this agreement to the end of April 2018.

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

Compensation agreement – On April 1, 2018 the Company contracted for a Senior Vice President of Real Estate and Project Development. The Agreement pays an annual base salary of $185,000 Starting April 2018, with a performance bonus annually of up to 50% of their salary based on delivering ZEWOPTM projects undertaken on time, budget and of expected quality as per set formulas. Executive will be entitled to participate in other corporate benefit programs as they evolve.

Bridge Loan Commitment – On June 6, 2018, the Company accepted in writing a commitment letter from Build Rise Capital Group Limited for a $20 Million-dollar loan, on a one-year term, with a one-year renewal at 17% interest per year. The Company was required to fund $60,000 of the associated SWIFT fees, in order to transfer the funds to our accounts. The formal loan agreements have been reviewed and accepted by the Company and await final signature pending receiving bank confirming ready willing and able status in writing.

Accounting Engagement – On June 13, 2018the Company engaged Piercy Bowler Taylor & Kern, certified public accountants of Las Vegas Nevada to prepare the 2012 through 2017 financial statements of the company for audit and subsequently refiling with the Securities and Exchange Commission.  Further they are engaged to complete any and all outstanding tax returns to the US Internal Revenue Service and to act as our US accountants on an ongoing basis. The engagement requires an engagement of $5,000 before work starts.

Appraisal Engagement – On June 13th, 2018, the Company engaged on behalf of TransAct Mexico CBRE S.A. de C.V. to appraise the 18.42-hectare industrial site in El Salto, Mexico. The fee to receive the appraisal is $8,500 USD.

NOTE 11 – SUBSEQUENT EVENTS

On July 18th, 2018, we committed to purchase a United Kingdom incorporated shelf company for the amount of 6,000 pounds sterling ($7,651 USD).

On July 24th, 2018 a Convertible Note in the amount of $4,965 was converted into 47,421 common shares of the Company.

On August 10, we signed a Loan Agreement for a twenty-two million ($22,000,000) dollar bridge loan for the El Salto Z.E.W.O.P. project Guadalajara, Jalisco, Mexico. in keeping with the Commitment Letter dated June 6th, 2018. The funds are due on account prior to Aug 31st, 2018.

.

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

The beginning of 2018 was focused on vetting and securing funds for the industrial site in El Salto. The vetting included a Phase 1 Environmental Engineering review, a legal review of the title and a land use confirmation from the Municipality of El Salto. All aspects of the site were approved for our purposes, with the exception that the easterly access to the site was not legally registered. The landowners have undertaken to secure legal access before the new closing.

During the second quarter of 2018 the Company secured a commitment letter for the pre-development capital of $20 Million USD, required to purchase the land and complete the process through to a guaranteed EPC Contract to build a certified operational ZEWOPTM in El Salto, MX. We also proceeded to secure an appraisal and title insurance related to the El Salto, site. Our accountants in Mexico are opening bank accounts for TransAct Mexico and Puebla ZEWOP 1 so that we can complete the land purchase in the recommended manner.

At the beginning of the quarter the Company added a SVP of Real Estate and Project Development to the team. Kelly McKinley is a professional architect and master builder focused in sustainable development. The SVP R.E along with the project management team will oversee the contractors and engineers related to each ZEWOPTM built. Over the past few months Kelly, has been involved in completing the plant layout and design. The final plant design and layout that comes out of the El Salto location will become the model we build around the world.

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

Our focus throughout 2018 is to build the Z.E.W.O.P.TM in El Salto, Jalisco, Mexico. We need to first sign off on 75-80% of our product sales under off-take agreements and finish the site-specific design work of the El Salto site. Then we will reengage Fichtner Consulting Engineers to prepare working drawings, that while being approved under permits and permissions will go to tender for a guaranteed procurement and construction contract. When these steps are completed we intend on finalizing the financing commitment for the debt and equity based on the Z.E.W.O.P.TM construction agreement.

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

Z.E.W.O.P. TM can demonstrate to Mexico and the World a municipal scale solution to managing waste without emissions and land filling. Although we have been approached to build in the other North American cities we feel the market is best approached when the first Z.E.W.O.P. TM is fully operational to garner government agency support. This will insure a smoother entry into the other North American markets, once we break ground we will make sure major waste generators throughout the US and Canada are aware of our process, so we get on the technology review lists.

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

5.)Plan our entry into the European market towards the end of 2018 including the establishment of our Research and Development Center in Ireland.

SUBSEQUENT EVENTS

On July 18th, 2018, we committed to purchase a United Kingdom incorporated shelf company for the amount of 6,000 pounds sterling ($7,651 USD).

On July 24th, 2018 a Convertible Note in the amount of $4,965 was converted into 47,421 common shares of the Company.

On August 10, we signed a Loan Agreement for a twenty-two million ($22,000,000) dollar bridge loan for the El Salto Z.E.W.O.P. project Guadalajara, Jalisco, Mexico. in keeping with the Commitment Letter dated June 6th, 2018. The funds are due on account prior to Aug 31st, 2018.

RESULTS OF OPERATIONS

Results of Operations for Three Months Ending June 30, 2018 Compared to Three Months Ending June 30, 2017

We did not generate any material revenue from April 1, 2018 to June 30, 2018 as was the same for the three-month period in 2017. For the three months ended June 30, 2018 our general and administrative expenses were $180,150 compared to $71,642 for the same period in 2017. Expenses consisted primarily of compensation of 140,099 and Advertising $20,063.  Compensation was $62,500 and Advertising $5,590 for the same period ending June 30, 2017.

Interest Expense for the three months ending June 30, 2018 was $159,856 compared to $76,476 for the same period in 2017. As a result, we have reported a net loss before taxes of ($340,006) for the Three Months ended June 30, 2018 compared to a loss of ($148,118) for the same period last year.

Stock-Based Compensation Costs

There was $22,500 stock-based compensation recorded during the period ended June 30, 2018. Any shares issued are a part of our executive compensation plan, and are issued to obtain, retain and motivate our directors, executives and employees.

LIQUIDITY AND CAPITAL RESOURCES

As of June 30, 2018, our current assets are $ 384,342 made up of prepaid expenses of $283,264, receivables of $98,412 and $2,666 cash on hand. Our current liabilities consist of accounts payable in the amount of $ 362,805, accrued interest of $2,339,016, compensation payable of $ 2,025,658 and Notes payable, net of any discount of $ 328,130.

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rules 13a-15(e) and 15d-15(e) promulgated under the Exchange Act. Based on this evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were effective at a reasonable assurance level as of June 30, 2018, the end of the period covered by this report.

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

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

Year to date 190,476 common shares have been sold by way of conversion of notes payable into Company securities during the three months ended June 30, 2018. The ten thousand dollars paid on this note was used for operating expenses.

1,000,000 common shares were sold by way of a land purchase agreement and were issued in lieu of a $90,000 USD equivalent deposit.

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES.

None

ITEM 4.   REMOVED AND RESERVED

None.

ITEM 5.   OTHER INFORMATION.

Up to the period ended June 30, 2018, the Company worked diligently on its business and maintaining its reporting status with the SEC. However due to finances we are forced to file our Annual Report without auditors review the company is delinquent in required filings with the SEC as determined by the NASD. Because of filing unaudited statements and changes to the over the counter bulletin board (“OTCBB”) we were downgraded from the OTCQB to the OTC Pinks. When we amend our filings to include audited statements for 2012, 2013, 2014, 2015, 2016 and 2017 we can reapply to the OTCBB for a OTCQB listing. We have engaged a US accounting firm to prepare all filings and financial statements for the auditors.

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

TRANSACT ENERGY CORP.

Date: August 13, 2018By: /s/ Roderick Bartlett

Roderick Bartlett

President,

Chief Executive Officer