Form 10-Q
period 2018-09-30
TRANSACT ENERGY CORP
filed 2018-11-14
CIK 1383394

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2018.

or

[   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to ___________

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of September 30, 2018:

57,289,414 shares issued and outstanding

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

The accompanying financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at September 30, 2018 and 2017 and for the periods then ended have been made. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s December 31, 2017 management prepared financial statements. The results of operations for the periods ended September 30, 2018 and 2017 are not necessarily indicative of the operating results for the full year.

FINANCIAL STATEMENTS

TRANSACT ENERGY CORP.

[A Development Stage Company]

(Unaudited - Prepared by Management)

CONTENTS

Interim Balance Sheets	4

Interim Statements of Operations	5

Interim Statements of Cash Flows	6

Notes to Interim Financial Statements	8

TRANSACT ENERGY CORP.
(A Development Stage Company)
INTERIM BALANCE SHEET
(Unaudited - Prepared by Management)

	September 30,	December 31,
ASSETS	2018	2017
Current
Cash	$596	$142
Receivable	106,371	96,755
Prepaid Expenses	284,671	135,124
Total Current Assets	391,638	232,021
Capital
Furniture & Equipment	-	-
Software	-	-
Total Capital Assets	-	-
Other
Incorporation Costs	11,791	11,791
Intellectual Property	130,520	130,520
Total Other Non-current Assets	142,311	142,311
	$533,949	$374,332
LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current
Bank indebtedness	$-	$-
Accounts payable	396,478	284,733
Accrued interest	2,707,570	2,098,544
Accrued interest - related party	-	-
Compensation payable	2,135,637	1,730,350
Notes payable - net of discount	347,145	243,245
Notes payable - Related parties, net of discount	-	-
Total Current Liabilities	5,586,830	4,356,872
Stockholders' Equity (Deficit)
Preferred stock, $.001 par value,
10,000,000 shares authorized no shares issued and outstanding	-	-
Common Stock, $.001 par value,
100,000,000 shares authorized 57,289,414 shares issued and outstanding	57,289	55,775
Capital in excess of par value	3,120,511	2,988,380
Subscriptions receivable	-	-
Deficit accumulated during the development stage	(8,230,681)	(7,026,695)
Total Stockholders' Equity (Deficit)	(5,052,881)	(3,982,540)
	$533,949	$374,332

The accompanying notes are an integral part of these financial statements.

TRANSACT ENERGY CORP.
(A Development Stage Company)

INTERIM STATEMENTS OF OPERATIONS
(Unaudited - Prepared by Management)

	Cumulative
	from inception	Three months	Nine months	Three months	Nine months
	March 15, 2006	ended	ended	ended	ended
	September 30,	September 30,	September 30,	September 30,	September 30,
	2018	2018	2018	2017	2017
REVENUE	$12,440	$-	$-	$-	$-

EXPENSES
General and administrative	5,011,008	159,315	593,939	102,368	251,655
Unsuccessful lease purchases	18,673	-	-	-	-
Total Expenses	5,029,681	159,315	593,939	102,368	251,655

LOSS BEFORE OTHER INCOME (EXPENSE)	(5,017,241)	(159,315)	(593,939)	(102,368)	(251,655)

Interest income	50,954	-	-	-	-
Interest expense	(2,987,100)	(369,575)	(610,047)	(77,724)	(234,274)
Gain on debt settlement	34,864	-	-	-	-
Loss on write off of investment in lease	(12,684)	-	-	-	-
Allowance for loss on loans receivable and related interest	(299,474)	-	-	-	-

LOSS FROM OPERATIONS
BEFORE INCOME TAXES	(8,230,681)	(528,890)	(1,203,986)	(180,092)	(485,929)

CURRENT TAX EXPENSE	-	-	-	-	-

DEFERRED TAX EXPENSE	-	-	-	-	-

NET LOSS	$(8,230,681)	$(528,890)	$(1,203,986)	$(180,092)	$(485,929)

LOSS PER COMMON SHARE		$(0.009)	$(0.021)	$(0.003)	$(0.009)

The accompanying notes are an integral part of these financial statements.

TRANSACT ENERGY CORP.
(A Development Stage Company)
INTERIM STATEMENTS OF CASH FLOWS
(Unaudited - Prepared by Management)

	Cumulative from inception March 15, 2006 to September 30, 2018	Nine months ended September 30, 2018	Nine months ended September 30, 2017
Cash Flow From Operating Activities:
Net loss for the period	$(8,230,681)	$(1,203,986)	$(485,929)
Adjustments to reconcile net loss to cash used by operating activities:
Stock issued for services	1,050,889	-	-
Stock issued for expenses	94,313	-	-
Debt issued for services	12,847	-	-
Amortization	5,674	-	296
Loss on write off of investment in lease	12,684	-	-
Allowance for interest receivable	50,954	-	-
Allowance for loans receivable	248,521	-	-
Interest expense from beneficial conversion feature on notes payable	124,548	-	-
Loss on stock subscriptions receivable	550,431	-	-
Gain on debt settlement	(34,864)	-	-
Change in assets and liabilities:
Decrease (Increase) in interest receivable	(50,954)	-	-
Decrease (Increase) in prepaid expenses	(284,671)	(149,547)	(783)
Decrease (Increase) in accounts receivable	(106,371)	(9,616)	-
Increase (decrease) in accounts payable	396,478	111,745	(24,308)
Increase in compensation payable	2,135,637	405,287	137,770
Increase in accrued interest	2,707,570	609,026	229,081
Net Cash (used) by Operating Activities	(1,316,995)	(237,091)	(143,873)
Cash Flows From Investing Activities:
Acquisition of oil and gas leases	(12,684)	-	-
Acquisition of Intellectual Property	(130,520)	-	-
Purchase of software	(3,480)	-	-
Purchase of furniture & equipment	(1,714)	-	-
Loans receivable	(263,521)	-	-
Proceeds from loans receivable	15,000	-	-
Net Cash (Used) by Investing Activities	(396,919)	-	-
Cash Flow From Financing Activities
Proceeds from common stock issuance	1,380,628	133,645	163,740
Proceeds received for stock not yet issued	-	-	-
Stock offering costs	(13,263)	-	-
Proceeds from notes payable	347,145	103,900	15,470
Repayment of notes payable	-	-	-
Net Cash Provided by Financing Activities	1,714,510	237,545	179,210
Net Increase (Decrease) in Cash	596	454	35,337
Cash (Bank Indebtedness) at Beginning of Period	-	142	152
Cash at End of Period	$596	$596	$35,489

Supplemental Disclosures of Cash Flow Information:
Cash paid during the period for:
Interest	$-	$-	2,020
Income taxes	$-	$-	$-
Supplemental Schedule of Noncash Investing and Financing Activities:
For the nine month period ended September 30, 2018 and 2017:
Shares issued for services	$1,307,916	$-	$-
Shares issued on conversion of debt	$1,585,987	$14,965	$2,530,953
Shares issued for acquisition	$220,250	$90,000	$-
Shares issued to shareholders in exchange for free trading shares	$554,744	$-	$-
Subscriptions receivable	$(550,431)	$-	$-
Beneficial conversion feature on notes payable	$59,084	$-	$-

The accompanying notes are an integral part of these financial statements.

TRANSACT ENERGY CORP.

[A Development Stage Company]

NOTES TO FINANCIAL STATEMENTS

(Unaudited – Prepared by Management)

SEPTEMBER 30, 2018

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

Interim Condensed Financial Statements - The accompanying interim financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at September 30, 2018 and 2017 and for the periods then ended have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s December 31, 2017 unaudited financial statements. The results of operations for the periods ended September 30, 2018 and 2017 are not necessarily indicative of the operating results for the full year.

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

The Company has no tax positions at September 30, 2018 and 2017 for which the ultimate deductibility is highly certain but for which there is uncertainty about the timing of such deductibility.

The Company recognizes interest accrued related to unrecognized tax benefits in interest expense and penalties in operating expenses. During the years ended December 31, 2017 and 2016, the Company recognized no interest and penalties. The Company had no accruals for interest and penalties at September 30, 2018 and September 30, 2017. All tax years starting with 2008 are open for examination.

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

SEPTEMBER 30, 2018

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - CONTINUED

Recently Enacted Accounting Standards (continued)-Accounting Standards Update (“ASU”) ASU No. 2009-05 (ASC Topic 820), which amends Fair Value Measurements and Disclosures – Overall, ASU No. 2009-13 (ASC Topic 605), Multiple-Deliverable Revenue Arrangements, ASU No. 2009-14 (ASC Topic 985), Certain Revenue Arrangements that include Software Elements, and various other ASU’s No. 2009-2 through ASU No. 2011-8 which contain technical corrections to existing guidance or affect guidance to specialized industries or entities were recently issued. These updates have no current applicability to the Company or their effect on the financial statements would not have been significant.

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

NOTE 3 – SOFTWARE

			Net Book Value
	Cost	Accumulated Amortization	June 30, 2018	December 31, 2017
Software	$3,480	$3,480	$-	$-

NOTE 4 – NOTES PAYABLE

The $10,000 convertible promissory note payable to a company whose shareholders hold less than 10% in TransAct is unsecured, bears interest at 10% per annum and was due and payable on March 31, 2010. The payee had the option to convert the entire principal amount on or before April 29, 2009 into common shares of the Company based on a conversion rate of $.00345 per share. No interest was payable if the principal was converted to shares of the Company. The payee did not exercise its conversion option. The note is currently outstanding and in October 2010 the Company issued a check in the amount of $11,876 as payment in full of principal and interest which was returned un-cashed by the payee. The Company is currently in dispute regarding the expiration date of the conversion option in the agreement and the note remains in default. At September 30, 2018, accrued interest was $ 9,935.

The $17,500 promissory note payable to a company whose shareholders hold less than 10% in TransAct is unsecured, bears interest at 10% per annum and is due on demand. This note is currently in default. At September 30, 2018, accrued interest was $16,633.

TRANSACT ENERGY CORP.

[A Development Stage Company]

NOTES TO FINANCIAL STATEMENTS

(Unaudited – Prepared by Management)

SEPTEMBER 30, 2018

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

The $25,000 and $15,243.90 ($20,000 CAD) promissory notes payable dated April 22, 2011 and March 31, 2011 respectively are unsecured and bear interest at 60% per annum or $2,500 and $1,445 ($2,000 CAD) respectively whichever is greater. The notes are due on demand and may be prepaid in whole or part without penalty. Accrued interest was $ 179,909 at September 30, 2018.

The $ 3,811 ($5,000 CAD) promissory note payable dated September 12, 2011 is unsecured and bears interest at $ 361 up to September 16, 2011 and $ 36 per diem until all principal and interest is repaid. The note is due on demand and may be prepaid in whole or part without penalty. Accrued interest was $ 95,746 at September 30, 2018.

The $100,000 promissory note payable dated September 30, 2013 is unsecured and is non-interest bearing.

A $22,030 promissory note payable dated February 24, 2011 to a former officer (more than 1 year ago,) bears interest of $6,000 and was due on March 4, 2011. This note is accruing interest at $360 per day for every day after March 4, 2011 until the note is repaid in full. At September 30, 2018, accrued interest was $1,002,713.

A $46,660 promissory note payable dated April 22, 2011 to a former officer (more than 1 year ago) bears interest at 1% per diem. A beneficial conversion feature of $2,750 was recorded as a discount to the notes with the offset to Additional Paid in Capital. In May 2011 the holder of the note converted $10,000 of principal into 750,000 shares of common stock and the discount was expensed to interest. The remaining balance of $36,660 is due on demand. At September 30, 2018, accrued interest was $$1,003,048.

NOTE 5 – NOTES PAYABLE – RELATED PARTIES

A $3,000 convertible promissory note payable to a former officer (more than 1 year ago) is secured by certain assets and equipment of the Company and bore interest at 8% per annum through the due date in November 2010 and is currently in default and bearing interest at 60% the highest lawful rate. A beneficial conversion feature of $3,000 has been recorded as a discount to the note with an offset to additional paid in capital. The discount was fully amortized in 2010. At September 30, 2018, accrued interest was $$15,347.

A $10,000 convertible note dated June 22, 2015 is unsecured and bears interest at 8% per annum. The note is due on May 11, 2016 unless converted to common stock in advance of that date. This note is currently in default. At September 30, 2018, accrued interest was $2,624.

A $9,980 short-term loan dated January 23, 2018 is unsecured and bears fixed interest of $5000 and was due March 5th, 2018.This note is currently in default. Interest at the option of the Lender may be paid in stock at a 75% discount to market. At September 30, 2018 we accrued $16,071 interest.

A $4,980 short-term loan dated February 26, 2018 is unsecured and bears fixed interest of $1500 and was due in March 2018.This note is currently in default. Interest at the option of the Lender may be paid in stock at a 75% discount to market. At September 30, 2018 we accrued $8,036 interest.

TRANSACT ENERGY CORP.

[A Development Stage Company]

NOTES TO FINANCIAL STATEMENTS

(Unaudited – Prepared by Management)

SEPTEMBER 30, 2018

NOTE 5 – NOTES PAYABLE – RELATED PARTIES - CONTINUED

A $4,980 short-term loan dated May 29, 2018 is unsecured and bears interest of $35.71 per day and was due in June 30, 2018.This note is currently in default. At September 30, 2018 we accrued $4,429 interest.

A 60,000 short-term loan dated June 6, 2018 is unsecured and bears interest of $3,000 per day. At September 30, 2018 we accrued $348,000 in interest.

A $4,965 convertible note dated June 28, 2018 is unsecured and bears interest of 8% per annum. The note is due June 28, 2019 unless converted to common stock in advance of that date. On July 13, 2018 the note was converted @ $0.1047 per share and as such is paid out.

NOTE 6 - CAPITAL STOCK

Preferred Stock - The Company has authorized 10,000,000 shares of preferred stock, $.001 par value, with such rights, preferences and designations and to be issued in such series as determined by the Board of Directors. No shares are issued and outstanding at September 30, 2018.

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

SEPTEMBER 30, 2018

NOTE 6 - CAPITAL STOCK – CONTINUED

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

SEPTEMBER 30, 2018

NOTE 6 - CAPITAL STOCK – CONTINUED

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

In May 2018, the Company authorized the issuance of 1,000,000 common shares pursuant to a partial payment for a land acquisition agreement in the amount of $90,000 at $0.09 per share and 250,000 common shares pursuant to a compensation agreement at $0.09 per share.

In July 2018, the Company authorized the issuance of 47,421 common shares pursuant to convertible option of notes payable totaling $4,965 at $0.1047 per share.

TRANSACT ENERGY CORP.

[A Development Stage Company]

NOTES TO FINANCIAL STATEMENTS

(Unaudited – Prepared by Management)

SEPTEMBER 30, 2018

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

NOTE 8 - RELATED PARTY TRANSACTIONS

Management Compensation – The Company has accrued executive compensation of $1,935,156 to the President of the Company from inception to the period ended September 30, 2018 (See Note 11).

The Company has accrued executive compensation of $115,601 to the SVP Technology of the Company to the period ended April 1, 2016 (See Note 10).

The Company has accrued executive compensation of $92,500 to the SVP of Real Estate and Project Development of the Company to the period ended September 30, 2018 (See Note 10)

NOTE 9 - LOSS PER SHARE

The following data shows the amounts used in computing loss per share for the periods presented:

	Three Months	Nine Months	Three Months	Nine Months
	ended	ended	ended	ended
	September 30,	September 30,	September 30,	September 30,
	2018	2018	2017	2017
Loss available to common shareholders (numerator)	$(528,890)	$(1,203,986)	$(180,092)	$(485,929)

Weighted average number of common shares outstanding during the period used in loss per share (denominator)	$56,553,682	$56,553,682	$53,252,278	$53,252,278

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

TRANSACT ENERGY CORP.

[A Development Stage Company]

NOTES TO FINANCIAL STATEMENTS

(Unaudited – Prepared by Management)

SEPTEMBER 30, 2018

NOTE 10 – COMMITMENTS AND CONTINGENCIES - CONTINUED

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

TRANSACT ENERGY CORP.

[A Development Stage Company]

NOTES TO FINANCIAL STATEMENTS

(Unaudited – Prepared by Management)

SEPTEMBER 30, 2018

NOTE 10 – COMMITMENTS AND CONTINGENCIES - CONTINUED

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

Land Purchase Agreement – On October 25th, 2017 the Company through its subsidiary Puebla Z.E.W.O.P. 1, S.de R.L. de C.V. entered into a land purchase agreement for 18.42 hectares of industrial use land in El Salto, Jalisco, Mexico. The offer is conditional until approximately May 25th, 2018 at which point if conditions are removed $20,265,209 Mexican Pesos ($1,087,431 USD) are due as a deposit. On or before June 8th, 2018 the purchase price balance of 182,386,878 Mexican Pesos ($9,786,880 USD) is due unless the closing date is further amended. On April 13, 2018, we negotiated amendments to the Land Purchase. To secure an additional six-week closing period the company agreed to pay a deposit now of $90,000 dollars by way of one-million restricted shares of TransAct Energy Corp. this will form part of the purchase price. This is the first funds we have put up towards the land purchase. The Agreement included a provision to secure Title Insurance, which the company is now in the process of completing with a US underwriter. The previous agreement has expired and will be resigned with the owner upon completing the Bridge Loan referred to below.

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

Bridge Loan Commitment – On June 6, 2018, the Company accepted in writing a commitment letter from Build Rise Capital Group Limited for a $22 Million-dollar loan, on a one-year term, with a one-year renewal at 12.5% interest per year. The Company was required to fund $60,000 of the associated SWIFT fees, to transfer the funds to our accounts. The formal loan agreements have been signed and accepted by the Company and await final signature pending receiving bank confirming ready willing and able status in writing.

Accounting Engagement – On June 13, 2018 the Company engaged Piercy Bowler Taylor & Kern, certified public accountants of Las Vegas Nevada to prepare the 2012 through 2017 financial statements of the company for audit and subsequently refiling with the Securities and Exchange Commission. Further they are engaged to complete all outstanding tax returns to the US Internal Revenue Service and to act as our US accountants on an ongoing basis. The engagement requires an engagement of $5,000 before work starts.

Appraisal Engagement – On June 13th, 2018, the Company engaged on behalf of TransAct Mexico CBRE S.A. de C.V. to appraise the 18.42-hectare industrial site in El Salto, Mexico. The fee to receive the appraisal is $8,500 USD.

TRANSACT ENERGY CORP.

[A Development Stage Company]

NOTES TO FINANCIAL STATEMENTS

(Unaudited – Prepared by Management)

SEPTEMBER 30, 2018

NOTE 11 – SUBSEQUENT EVENTS

On October 1st, 2018 we issued a $10,000 a Convertible Note at 12% per annum interest.

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

OUR BUSINESS

Our business is to use truly sustainable technology to produce energy products. TransAct Energy Corp has transitioned from its original focus of developing raw energy resources to optimizing above ground resources in the form of municipal solid waste into useable commodities.

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

TransAct in mid-2009 started introducing the concept of geothermal power to markets in Western and South Asia with the plan to enter joint venture relationships to develop geothermal power projects in these areas. To enter these markets as a power producer the Company found it strategic to develop traditional carbon fueled power projects in addition. After discussions with Spectrum Energy Project Investments (a UAE power company), submitted applications to the Basra Investment Commission to develop/manage three natural gas power plants. These multi-billion-dollar projects came with long-term power purchase agreements (PPA) and sovereign guarantees and our application through Spectrum was shortlisted. We were unsuccessful in completing our acquisition of 50% of Spectrum and the initial offering lapsed.

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

2013 continued as a building year for both the company and its Waste Optimization division. We completed the acquisition of the ZEWOP technology from the Scottish Chemist/Inventor and brought him on as a long-term member of our team. We successfully negotiated a relationship with the international firm Fichtner Consulting Engineers to complete the certification of our plants going forward. We identified suppliers of waste for the proposed United Kingdom plants, initiated the relationships for the uptake of the Natural Gas and Electricity in the United Kingdom and tentatively sourced the capital required for the first plant in the United Kingdom. Globally we negotiated the intent to build a plant in Mexico that includes the required equity and waste. In Brazil, we initiated a relationship to create a green energy fund in order to grow both the market in Brazil and the other strategic areas of South America. Initial talks have taken place with potential development partners for a few of the major Brazil markets pending the success of the Mexico plant.

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

The Company delivered the results of the Fichtner Report to the Puebla City Staff in December of 2014. The cost of the plant was more than originally discussed because it included garbage pre-processing and their waste contained more water. This affected the required equity and although it was never stated appears to be cause of the PWC hesitation. We also found out subsequently there was legal wrangling and back room negotiations between the existing MSW concession holders and the municipal/state government, affecting their ability to sign with us. After 6 months with no movement forward for the MSW feedstock from the City of Puebla, Management set out in 2015 to secure an alternate source of MSW. The agreement we had with the Puebla Waste Consortium was terminated however the sales efforts were all to National/International companies whose interest in our products will not change with a change in location. The one hundred-million-dollar equity for the plant in Puebla disappeared with the termination of the consortium contract.

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

2016 we focused on finalizing contracts for the required MSW feed-stock. The results were a signed memorandum of understanding (MOU) with a private contractor in Mexico City and a municipality outside of Asuncion, Paraguay; a letter of invitation from the Republic of Panama; and a formal proposal to a municipality in the State of Jalisco, Mexico now awaiting the formal request for proposal coming in 2017. The Mexico City MOU was followed in December 2016 with a Waste Supply Agreement.

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

During the second quarter of 2018 the Company secured a commitment letter for the pre-development capital of $22 Million USD, required to purchase the land and complete the process through to a guaranteed EPC Contract to build a certified operational ZEWOPTM in El Salto, MX. We also proceeded to secure an appraisal and title insurance related to the El Salto, site. Our accountants in Mexico are opening bank accounts for TransAct Mexico and Puebla ZEWOP 1 so that we can complete the land purchase in the recommended manner.

At the beginning of the second quarter the Company added a SVP of Real Estate and Project Development to the team. Kelly McKinley is a professional architect and master builder focused in sustainable development. The SVP R.E along with the project management team will oversee the contractors and engineers related to each ZEWOPTM built. Over the past few months Kelly, has been involved in completing the plant layout and design. The final plant design and layout that comes out of the El Salto location will become the model we build around the world.

In anticipation of receiving the pre-development capital during the third-quarter of 2018, we fine-tuned the project planning around the El Salto ZEWOPTM, with a heavy focus on all tasks leading up to securing the EPC Contract. The Company worked to recruit more C-level executives, initiating negotiations with finalists for Chief Financial Officer, Chief People Officer, Chief Marketing Officer and a Chief Security Officer. We anticipate starting these individuals formally in January. The individuals will be announced formally at the appropriate time. The incoming CPO has been instrumental in assisting in the formation of a new Board of Directors that will consist of 3 C-level executives and three external members. We anticipate forming the new board in January 2019.

In anticipation of entering Europe with the ZEWOPTM in the next twenty-four months the company completed the acquisition in September of a United Kingdom company that it is transitioning to TransAct Energy U.K., this company comes fully matured with two bank accounts in place. The decision was made to acquire rather than form after the expense of formation in Ireland of TransAct Energy Global Limited and the ten-months it took to open a bank account, which is now finalized.

The international banking guidelines adopted in 2017 from the OECD, that stalled our bank account opening in Ireland plagued our Lenders since we received the June 6th, 2018 commitment letter. The money being issued to us by the Lenders is going through multiple jurisdictions and as such they have had to change the original source of the funds to be compliant resulting in delays to us receiving the same. At the end of the quarter the financing was anticipated to be completed in the beginning of November.

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

Our focus throughout 2018 is to complete the pre-development of the Z.E.W.O.P.TM in El Salto, Jalisco, Mexico. We need to first sign off on 75-80% of our product sales under off-take agreements and finish the site-specific design work of the El Salto site. Then we will reengage Fichtner Consulting Engineers to prepare working drawings, that while being approved under permits and permissions will go to tender for a guaranteed procurement and construction contract. When these steps are completed we intend on finalizing the financing commitment for the debt and equity based on the Z.E.W.O.P.TM construction agreement.

TransAct intends on establishing the manufacturing of our proprietary reactors in Mexico in 2018. We have already initiated discussions for a joint venture agreement with an ISO 9001 and ASME capable manufacturer. Our facility would supply the demand for both Mexico, South America, Central America, Canada and the USA.

Subject to our funding draw down schedule and the permit/permission process we intend on site preparation and initial construction of the Z.E.W.O.P. TM buildings in the latter part of 2018 through to early 2019. Provided all equipment manufacturers can supply their components we intend on assembling the plant and commissioning the same in 2019.

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

Z.E.W.O.P. TM can demonstrate to Mexico and the World a municipal scale solution to optimizing waste without emissions and land filling. Although we have been approached to build in the other North American cities we feel the market is best approached when the first Z.E.W.O.P. TM is fully operational to garner government agency support. This will insure a smoother entry into the other North American markets, once we break ground we will make sure major waste generators throughout the US and Canada are aware of our process, so we get on the technology review lists.

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

4.)Plan our entry into the European market towards the end of 2018 including the establishment of our Global Accounting /Research and Development Center in Ireland.

SUBSEQUENT EVENTS

On October 1st, 2018 we issued a $10,000 a Convertible Note at 12% per annum interest.

RESULTS OF OPERATIONS

Results of Operations for Three Months Ending September 30, 2018 Compared to Three Months Ending September 30, 2017

We did not generate any material revenue from April 1, 2018 to September 30, 2018 as was the same for the three-month period in 2017. For the three months ended September 30, 2018 our general and administrative expenses were $159,315 compared to $102,368 for the same period in 2017. Expenses consisted primarily of compensation of $119,586, consulting $23,931 and accounting $9,721. Compensation was $62,800, consulting $12,429 and accounting $7,722 for the same period ending September 30, 2017.

Interest Expense for the three months ending September 30, 2018 was $369,575 compared to $77,724 for the same period in 2017. As a result, we have reported a net loss before taxes of ($528,890) for the Three Months ended September 30, 2018 compared to a loss of ($180,093) for the same period last year.

Results of Operations for the Nine Months Ended September 30, 2018 Compared to the Nine Months Ended September 30, 2017

We did not generate any revenue from January 1, 2018 to September 30, 2018 as was the same for the nine-month period in 2017. For the nine months ended September 30, 2018 our general and administrative expenses were $593,939 compared to $251,655 for the same period in 2017. The main expenses for both periods was compensation and interest. As a result, we have reported a net loss of $(1,203,985) for the Nine Month period ended September 30, 2018 compared to $(485,929) for the same period in 2017.

Stock-Based Compensation Costs

There was $0 stock-based compensation recorded during the period ended September 30, 2018. Any shares issued are a part of our executive compensation plan, and are issued to obtain, retain and motivate our directors, executives and employees.

LIQUIDITY AND CAPITAL RESOURCES

As of September 30, 2018, our current assets are $ 391,638 made up of prepaid expenses of $284,674, receivables of $106,370 and $596 cash on hand. Our current liabilities consist of accounts payable in the amount of $ 396,478, accrued interest of $2,707,570, compensation payable of $2,135,637 and Notes payable, net of any discount of $ 347,145.

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rules 13a-15(e) and 15d-15(e) promulgated under the Exchange Act. Based on this evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were effective at a reasonable assurance level as of September 30, 2018, the end of the period covered by this report.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

Year to date 1,514,443 unregistered common shares have been issued. 237,897 of which were sold by way of conversion of notes payable into Company securities during the nine months ended September 30, 2018. The $14,965 dollars paid on this note was used for operating expenses. 1,000,000 common shares were sold by way of a land purchase agreement and were issued in lieu of a $90,000 USD equivalent deposit.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None

ITEM 4. REMOVED AND RESERVED

None.

ITEM 5. OTHER INFORMATION.

Up to the period ended September 30, 2018, the Company worked diligently on its business and maintaining its reporting status with the SEC. However due to finances we are forced to file our Annual Report without auditors review the company is delinquent in required filings with the SEC as determined by the NASD. Because of filing unaudited statements and changes to the over the counter bulletin board (“OTCBB”) we were downgraded from the OTCQB to the OTC Pinks. When we amend our filings to include audited statements for 2012, 2013, 2014, 2015, 2016 and 2017 we can reapply to the OTCBB for a OTCQB listing. We have engaged a US accounting firm to prepare all filings and financial statements for the auditors, which they will commence upon payment.

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

Date: November 13, 2018

By: /s/ Rod Bartlett

Rod Bartlett

President,

Chief Executive Officer