Form 10-K
period 2018-12-31
TRANSACT ENERGY CORP
filed 2019-03-11
CIK 1383394

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2018

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

Yes [X] No [   ]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

Yes [X] No [   ]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes [X] No [   ]

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes [X] No [   ]

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter. On June 30th, 2018 the aggregate market value of the voting stock of Transact Energy Corp. held by non-affiliates of the registrant was $5,306,143.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date: As of December 31, 2018, we had issued and outstanding 58,603,948 shares common stock, $.001 par value

APPLICABLE ONLY TO REGISTRANTS INVOLVED IN BANKRUPTCY

PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes [   ] No [   ]

DOCUMENTS INCORPORATED BY REFERENCE

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

The factors discussed herein, including those risks described in Item 1, and expressed from time to time in our filings with the Securities and Exchange Commission could cause actual results and developments to be materially different from those expressed in or implied by such statements. The forward-looking statements are made only as of the date of this filing, and we undertake no obligation to publicly update such forward-looking statements to reflect subsequent events or circumstances.

INTRODUCTION

Unless otherwise specified or required by context, as used in this annual report, the terms “we,” “our,” “us” and the “Company” refer collectively to (i) TransAct Energy Corp., a Nevada corporation (“TransAct”).

The Company’s current corporate structure results from the issuance of founding shares equal to nine million four hundred thousand (9,400,000), an initial public offering (IPO) of one million one hundred and two thousand shares (1,102,000) at twenty-five cents ($0.25), the acquisition of a technology asset of two million six hundred thousand shares (2,600,000) and forty-five million five hundred and one thousand, nine-hundred and forty-eight (45,501,948) shares for operations (including consulting, management and debt settlement).

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

In 2008, the Company was introduced to Dr. Mory Ghomshei one of the world’s leading geothermal experts and two of his geothermal power projects in British Columbia, Canada. We worked with companies Aqua Terra Power and Aqua Terra Geothermal through the balance of 2009 on the two geothermal power projects in British Columbia. Other than lending Aqua Terra funds no formal arrangement was entered pending them securing drill permits on the two projects.

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

The Company’s 2012 efforts were focused on building out a Waste Optimization division. We completed a Business Plan for this division and entered a Joint Development Agreement with the owners of a small scale, proprietary, zero emissions waste optimization plant (“ZEWOPtm”) that had been operating a 20 tonne per day plant for two years. We reconnected with clients in India and Brazil for future waste optimization opportunities. From the second quarter, through to the end of 2012 we worked to raise the necessary funds to build a municipal scale plant (500+ tonnes per day) in Scotland.

2013 continued as a building year for both the company and its Waste Optimization division. We completed the acquisition of the ZEWOPtm technology from the Scottish Inventor and brought him on as a long-term member of our team. We successfully negotiated a relationship with the international firm Fichtner Consulting Engineers to complete the certification of our plants going forward. We identified suppliers of waste for the proposed United Kingdom plants, initiated the relationships for the uptake of the Natural Gas and Electricity in the United Kingdom and tentatively sourced the capital required for the first plant in the United Kingdom. Globally we negotiated the intent to build a plant in Mexico that includes the required equity and waste. In Brazil, we initiated a relationship to create a green energy fund in order to grow both the market in Brazil and the other strategic areas of South America. Initial talks have taken place with potential development partners for a few of the major Brazil markets pending the success of the Mexico plant.

Throughout 2014 TransAct worked to finalize the engineering review and agreements necessary to develop the first ZEWOPtm in Puebla, Mexico. The plant under design is capable of processing 1320 metric tons per day of Municipal Solid Waste (“MSW”) and is estimated to cost approximately three hundred million dollars. In late November Fichtner Consulting Engineers reported they believed the ZEWOPtm could process the MSW 100% into useable products without emissions. The Fichtner report provided TransAct the opportunity to submit the Waste Supply Agreement to the Municipality of Puebla, prepare off-take agreements for interested buyers of the ZEWOPtm products and formalize the share purchase agreement with the Puebla Waste Consortium (“PWC”). PWC intended on providing 30% of the capital required to build the ZEWOPtm, while TransAct negotiates third party lenders for the remaining 70% of the cost through debt instruments.

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

Because of the specialized nature of many of the ZEWOPtm components, we initiated some of the equipment procurement; thus, we entered a design/supply agreement for our proprietary reactors with a specialized engineering firm.

2014 saw the Company form subsidiary corporations in Ireland and Mexico. In Ireland we established the wholly owned subsidiary “TransAct Energy Global Limited”, this company will in turn wholly own each national subsidiary. The first national subsidiary of TransAct Global is “TransAct Energy Mexico S.DE R.L. DE C.V.” which will own a majority shareholding of each holding company that owns a ZEWOPtm like the Mexican corporation “Puebla ZEWOP 1, S. DE R.L. DE C.V.”.

At the beginning of 2015 we focused on finalizing the sale of the anticipated ZEWOPtm products. These efforts included getting signed letters of intent from qualified buyers and preparing formal legal agreements for the same. We now have letters of intent from multiple qualified buyers for all the expected product and agreements ready to be signed subject to finalizing our feed-stock agreement (Waste Supply Agreement) for the first plant.

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

2016 we focused on finalizing contracts for the required MSW feed-stock. The results were a signed memorandum of understanding (MOU) with a private contractor in Mexico City and a municipality outside of Asuncion, Paraguay; a letter of invitation from the Republic of Panama; and a formal proposal to a municipality in the State of Jalisco, Mexico now awaiting the formal request for proposal coming in 2017. The Mexico City MOU, was followed in December 2016 with a Waste Supply Agreement. Each opportunity was negotiated to satisfy our need for thirteen-hundred and twenty metric tons per day of MSW feed-stock per ZEWOPtm.

2017 was Transacts breakthrough year as it finally secured the required feedstock under long-term contract for its first ZEWOPtm to be in Mexico’s second largest city Guadalajara. We immediately secured a strategically located industrial site in El Salto and have proceeded to pre-sell the products from the future ZEWOPtm.

In 2018 we focused on completing the due diligence for the El Salto site, the pre-development capital required to pay for the building-site and the completion of all preliminary design work required to secure an EPC Contractor (Engineering, Procurement and Construction) through the tender process to build the ZEWOPtm. Due diligence was completed proving the site suitable for our proposed use and the land owners have so far continued to wait for us to close on the site. The pre-development capital was committed to as a bridge-loan, but to date has not been received.

Figure 1: Concept Rendering of El Salto ZEWOPtm

Plant is estimated at 31,355 sq. meters. Using approximately 7 hectares.

Business Strategy

TransAct Energy Corp. has elected to focus entirely on the global development and dissemination of its ZEWOPtm. The ZEWOPtm makes ecological, economic, cultural, and social sense. Becoming an engine that supports the circular economy in any community it enters, sustainably. Municipalities can now be paid instead of paying to manage their MSW. In the process TransAct is able to incorporate many of the energy technologies it has worked on including, geothermal and solar.

It is our intent during the eighteen-months that it should take to construct the first municipal scale ZEWOPtm to debug any mechanical/operational issues of the design. After the first building is complete (approximately one-year in), we will secure the second site in Guadalajara and start its construction so as soon as the first plant is certified operational, we will complete the assembly of the second ZEWOPtm to perfect the project management process, creating a cookie cutter approach to ZEWOPtm erection.

The development of the first two ZEWOPtm give us the opportunity to recruit and train project managers capable of managing with our EPC contractors the development of each new ZEWOPtm. Focusing on stream lining the supply chain of required materials and equipment.

During the estimated twenty-four to 30 months it will take to get the first two ZEWOPtm underway, we intend on imbedding a team in Europe to secure feed-stock and development sites for the next twenty ZEWOPtm. This approach will be continued around the globe, selecting major markets that are politically and economically ready to adopt our approach to waste optimization. Provided that early in 2019 we secure the funds required for the El Salto, ZEWOPtm in our bank accounts as planned, our pre-described timeline will start.

With a firm start date and location of the first ZEWOPtm TransAct Energy Mexico can proceed to finalize long-term offtake agreements. Then we will reengage Fichtner Consulting Engineers to prepare working drawings, that while being approved under permits and permissions will go to tender for a guaranteed procurement and construction contract. When these steps are completed, we intend on finalizing the financing commitments.

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

For the 2019 year the Company’s focus is to:

1.)Secure working capital for the Company significant enough to maintain accounts payable as current and fund day to day corporate costs through to cash-flow from first operations, including expansion of corporate management team in order facilitate global dissemination of ZEWOPtm;

2.)Complete the development of the ZEWOPtm in Mexico as follows;

a.Finalize Product Off-take Agreements;

b.Secure all required permits and permissions;

c.Finalize debt portion of plant cost;

d.Complete EPC contracts and supplier agreements;

e.Initiate site development, construction, and assembly of plant.

3.)Finalize second Mexico ZEWOPtm contracts to launch development in 2019/2020.

4.)Continue with European market entrance towards end of 2019 including the establishment of our Global Accounting /Research and Development Center in Ireland.

Markets and Customers

The markets for “waste optimization”, the complete processing of waste into useable products/commodities without emissions or land-filling are global. Countries around the world are adopting standards that will reduce greenhouse gas emissions and are promoting better use of resources, ultimately seeking freedom from foreign petroleum. The TransAct ZEWOPtm provides these markets with an emissions free solution utilizing their waste and turning it into products, including fuels that can be used in these domestic markets.

We have had discussions and or contract negotiations with entities in Argentina, Brazil, Canada, China, Europe, Mexico and USA. Europe is the most advanced market with legislation in place targeting zero-landfills, zero-emissions within a few short years. The current ZEWOPtm design for mass production has a plant size processing capacity of approximately 1320 tonnes per day of raw municipal solid waste (based on 2 Kgs per day per person, approximately 660,000 people in North America slightly less in Europe).

Our target service customers are corporations or municipalities with municipal solid waste, plastic, tires or medical waste as these are the most profitable waste streams. However we can process any carbon based waste stream including sewage and agricultural.

Our target ZEWOPtm product customers include airlines, shipping companies, bus companies, trucking companies or fuel retailers requiring direct blend green fuels to meet legislated targets. The EU 20/20 legislation started on January 1st of 2025, requires a 20% green fuel blend by 2020. It creates customers needing a green fuel that can blend with existing refined fuels. Any airplane or ship landing in the EU will need 15% of its fuel to be green starting 2015 we anticipate being able to use our fuels going forward in this capacity upon EU certification. Our customers also include friction product manufacturers (brake pads, clutch plates, sanding disks) and wood product manufacturers (plywood, particle board, OSB etc.) that utilize phenol resins in their manufacturing process. We target manufacturers of biodegradable plastics and pharmaceuticals for our Levoglucosan. Tire and rubber manufacturers, lithographers and printers requiring high quality carbon black are customers. Waxes for the cosmetic industry, paraffin waxes for a variety of other uses including candles, along with high grade lubricating oils are ZEWOPtm products. We produce fertilizers for the agricultural industry, a brick mix for the construction industry, a variety of reclaimed metals, and purified (distilled) water. Acetic acid and furfural are manufactured for industrial chemical manufacturers. We have a diverse mix of products and potential customers.

Employees

At December 31, 2018, the Company has a combined CEO/CFO and an SVP Real Estate Development under contract with everyone else required by the company being fulfilled by consultants on a demand basis. Going forward we have pending agreements for a CFO, CPO, COO, CMO, SVP Operations Europe and a SVP Operations Mexico.

As the company ramps up the ZEWOPtm in Mexico it anticipates bringing on 50 to 75 employees in this subsidiary.

The Company did not experience any labour disputes or labour stoppages during the current fiscal year.

Principal Products

The Company’s principal products are carbon black, phenol resins and Levoglucosan making up approximately 70% of our proposed revenue. Waxes account for another 15% while fuels represent 6%.

Sources and Availability of Raw Materials

The raw material for the ZEWOPtm is municipal solid waste (MSW) better known as trash or garbage. Garbage is readily available in every municipality on the planet with only a modest percentage committed to reprocessing, the majority is land-filled or incinerated. Alternatives to MSW include medical waste, agricultural waste, and carbon based industrial waste.

Seasonality of Business

Waste from human activities is generated 365 days a year with slight seasonal variations occurring in MSW. Our facilities are designed to run every day of the year. The products we produce are in demand globally and used year round.

Industry Practices/Needs for Working Capital

The Company is heavily involved in development operations; therefore high levels of working capital will be committed, either directly or indirectly to the construction efforts. After a ZEWOPtm becomes commercially operational, the needs of working capital are expected to be low. The Company is expecting to be significantly involved in development activities for the next 5 to 10 years.

Dependence on Few Customers

The waste being supplied to each ZEWOPtm comes from millions of residences of a city; however the contract is awarded by one customer typically. Heavy dependency on one customer for the feedstock is mitigated by the form of agreement, long-term and guaranteed provided we stay operational. In the future we may be able to set up direct agreements with homeowners and businesses to purchase there waste materials.

Ultimately, the market for our products is vast; however, the numbers of entities that can physically, logistically and economically purchase the commodity in large quantities in our area of operations are limited. The Company’s primary revenues should originate from carbon black (30%+) and phenol resin (27%+) sales. Currently, the Company has interest in these products and others from three multi-national corporations. Mitigation from the risk of only a few customers is their credit-worthiness, a guaranteed long-term contract, with no out, unless we do not perform. The alternative is to setup additional manufacturing of products that use the raw materials we produce so we can sell into the wholesale market with more clients. We can also build up a multitude of small order customers over time.

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

Environmental Compliance

The TransAct ZEWOPtm already meets the European Union Environmental Protection Agency emission free standards. The plants do not incinerate so there are no flue gases and no ash, all waste delivered to the plant is converted to useable products.

The incoming waste is maintained in-doors under cover, at three-day processing levels, to avoid any possible nuisance.

The storage systems for fuels produced on site pending shipment meet or exceed regional standards for safety and environmental impact.

All known environmental issues in ZEWOPtm have been identified and solutions obtained that will mitigate these issues beyond established compliance.

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

Item 1A. Risk Factors.

General Business Risks

We are a new business with limited operating history and making an investment in TransAct is risky. If we are unable to successfully identify and secure waste optimization projects, then we will not be successful as a business. It will be difficult for you to evaluate an investment in our stock since our operating history is limited to developing our business plan, and bidding on multiple waste-optimization projects globally. As a young Company, we are especially vulnerable to any problems, delays, expenses and difficulties we may encounter while implementing our business plan. We have not proven the essential elements of profitable operations~~,~~ and you will bear the risk of complete loss of your investment if we are not successful.

Our future performance may depend on our ability to establish that a particular energy technology is economically sustainable. Sustainable waste-optimization technology development and operations involve a high degree of risk. The execution of our business plan is generally, dependent upon the existence of economically usable municipal solid waste and the sale of our proposed product matrix. Expansion of the production of products from our technology is not certain and depends on successful production in quantities and containing enough marketable quality economically for future plants.

We have a need for substantial additional financing and will have to significantly delay, curtail or cease operations if we are unable to secure such financing. The Company requires substantial additional financing to fund the cost of acquiring and developing ZEWOPtm. The Company also requires funds for other operating activities~~,~~ and to finance the growth of our business, including the construction and commissioning of ZEWOPtm. We may not be able to obtain the needed funds on terms acceptable to us or at all. Further, if additional funds are raised by issuing equity securities, significant dilution to our current shareholders may occur and new investors may get rights that are preferential to current shareholders. Alternatively, we may have to bring in joint venture partners to fund further development work, which would result in reducing our interests in the projects.

We may be unable to obtain the financing we need to pursue our growth strategy for ZEWOPtm, which may adversely affect our ability to expand our operations. When we identify a waste-optimization project that we may seek to acquire or to develop, a substantial capital investment will be required. Our continued access to capital, through project financing or through a partnership or other arrangements with acceptable terms, is necessary for the success of our growth strategy. Our attempts to secure the necessary capital may not be successful on favorable terms, or at all.

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

It is very costly to place ZEWOPtm into commercial production. Before the sale of any products can occur, it will be necessary to construct a ZEWOPtm~~,~~ a delivery system~~,~~ and considerable administrative costs would be incurred~~.~~ To fund expenditures of this magnitude, we may have to find a joint venture participant with substantial financial resources. There can be no assurance that a participant can be found and, if found, it would result in us having to substantially reduce our interest in the project.

We may be unable to realize our strategy of utilizing the tax and other incentives available for developing ZEWOPtm to attract strategic alliance partners, which may adversely affect our ability to complete these projects. Part of our business strategy is to utilize tax and other incentives available to developers of ZEWOPtm to attract strategic alliance partners with the capital sufficient to complete these projects. Many of the incentives available for these projects are new and highly complex. There can be no assurance that we will be successful in structuring agreements that are attractive to potential strategic alliance partners. If we are unable to do so, we may be unable to complete the development of our energy projects and our business could be harmed.

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

If we incur material debt to fund our business, we could face significant risks associated with such debt levels. We will need to procure significant additional financing to construct, commission and operate our plants in order to generate and sell products. If this financing includes the issuance of material amounts of debt, this would expose the Company to risks including, among others, the following:

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

•a significant level of indebtedness may make us more vulnerable to defaults by the purchasers of our products or in the event of a downturn in our business because of fixed debt service obligations; and

•the terms of agreements may require us to make interest and principal payments and to remain in compliance with stated financial covenants and ratios. If the requirements of such agreements were not satisfied, the lenders could be entitled to accelerate the payment of all outstanding indebtedness and foreclose on the collateral securing payment of that indebtedness, which would likely include our interest in the project.

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

The success of our business relies on retaining our key personnel. We are dependent upon the services of our President and Chief Executive Officer, Roderick C. Bartlett, our Chief Financial Officer, Rod Bartlett, our Director and future COO Joe F. Dickson. The loss of any of their services could have a material adverse effect upon us. As of the date of this report, the Company has executed compensation agreements with some of these persons but does not hold key-man insurance on any of them.

The impact of governmental regulation could adversely affect our business by increasing costs for financing or development of energy plants. Our business is subject to certain jurisdictional laws and regulations, including laws and regulations on taxation, the exploration for and development, production and distribution of petroleum products, and environmental and safety matters.

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

Industry competition may impede our growth and ability to enter into energy purchase agreements on terms favorable to us, or at all, which would negatively impact our revenue. The waste management industry is highly competitive, petroleum product industry is highly volatile, and we may not be able to compete successfully or grow our business. We compete in areas of pricing, access and markets. The industry in many jurisdictions is complex as it is composed of public service districts, cooperatives and investor-owned waste to energy companies. Many of the participants produce and distribute electricity and fuels. Their willingness to purchase petroleum or fuel from an independent producer may be based on several factors and not solely on pricing and surety of supply. If we cannot enter into offtake agreements on terms favorable to us, or at all, it would negatively impact our revenue and our decisions regarding development of additional plants.

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

As of December 31st, 2018, there are 87 active shareholders of record holding 45,429,573 restricted shares of the Company’s common stock and 13,174,375 unrestricted shares eligible for trading of which 11,393,487 are considered active shares. The total issued and outstanding is 58,603,948 shares of common stock. The holders of common stock are entitled to one vote for each share held of record on all matters submitted to a vote of stockholders. Holders of the common stock have no pre-emptive rights and no right to convert their common stock into any other securities. There are no redemption or sinking fund provisions applicable to the common stock.

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

Item 6. Selected Financial Data.

Not Applicable.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

To leverage the waste optimization technology, the Company acquired in 2013 it needed to build the first municipal scale ZEWOPtm. The company spent the past five years working on the components required to develop the first municipal scale, ZEWOPtm in Mexico. These components included an irrevocable long term waste supply of 1320 tonnes per day of municipal solid waste, 30% of the equity required to build the plant approximately $100 Million USD, a financing for the balance of the plant-cost approximately $225 Million, an acceptable place to build the plant, a recognized engineering firm that could verify the plant could process the municipal waste 100% into useable products without emissions and presales of the products to credit worthy buyers.

To that end, we formed an initial share-purchase agreement on January 30, 2014 with the consortium from Puebla that was willing to provide the required equity and could assist in many of the other components. This group provided $300,000 to the Company as part of a deposit required under the agreement for a phase one engineering review to be completed by Fichtner Consulting Engineers. The review was completed at the end of November 2014 and stated the ZEWOPtm would be capable of processing the contemplated 1320 tonnes of municipal solid waste 100 % into eighteen (18) useable products/commodities without emissions to land, air or water. The consortium failed to deliver on the rest of its obligations under the agreement and as such the agreement was formally terminated. The $300,000 has not been returned to the consortium or its members and at this point has been treated as part of a receivable attributed to our subsidiary Puebla Z.E.W.O.P. 1.

The review process required us to contract a specialty engineering firm that will design/build our proprietary reactors specific to the ZEWOPtm in order to confirm the reactor inputs and outputs. The overall contract is estimated at five-hundred and twelve thousand dollars plus material and fabricating costs.

The company formed a wholly owned subsidiary “TransAct Energy Global Limited” in Ireland and had it form a wholly owned subsidiary TransAct Mexico which in turn formed a subsidiary Puebla ZEWOP 1, which will operate the first ZEWOPtm in Mexico. TransAct Energy Global Limited also acquired a United Kingdom based company in 2018 for its entry into that market.

The incorporations and the pre-development work are reflected on our balance sheet under current assets and other non-current assets. The engineering, accounting and legal works resulted in some additional accounts payable.

The working capital required throughout the year came through short-term notes most of which were converted to common stock of the Company. This capital is reflected on the balance sheet as common stock and capital in excess of par value or in Notes Payable.

Financing efforts for the ZEWOPtm in, Mexico although progressing, did not result in material contracts and as such did not impact on our financial results. Market development efforts will not be material and reflected in our financial statements until bona fide’ agreements are monetized.

Plan of Operation

For the 2019 year the Company’s focus is to:

1.)Secure working capital for the Company significant enough to maintain accounts payable at a current status and fund day to day corporate costs through to cash-flow from first operations, including expansion of corporate management team in order facilitate global dissemination of ZEWOPtm;

2.)Secure pre-development capital in order to facilitate items 3) a. through 3) e. which meets requirements for balance of funding commitments;

3.)Complete the development of the ZEWOPtm in El Salto (Guadalajara), Mexico as follows;

a.Complete purchase of lands;

b.Secure C-suite executives and Mexico support team;

c.Finalize Product Off-take Agreements;

d.Complete working drawings for El Salto ZEWOPtm;

e.Secure all required permits and permissions;

f.Complete EPC contracts and supplier agreements;

g.Site development, construction and assembly of plant.

4.)Initiate second Mexico ZEWOPtm contracts to launch development in 2020.

5.)Continue with other market entrance towards end of 2019

Results of Operations

Period from January 1, 2018 to December 31, 2018

We generated no revenue from January 1, 2018 to December 31, 2018. For the year ended December 31, 2018 our general administrative expenses were $787,285. Currently our general administrative expenses consist primarily of compensation (81%) and consulting (13%). During 2018 we recorded interest expense of $979,622 because of notes payable. Thus, we have reported a net loss of $1,766,907 for the period ended December 31, 2018. Our total net loss from inception on March 15, 2006 through December 31, 2018 was $(8,793,602).

Stock-Based Compensation Costs

Stock-based compensation represents 3.28% of the Company’s operating expenses for the fiscal year ended December 31, 2018. The stocks are a part of our annual executive compensation plan, and are issued to obtain, retain and motivate our directors, executives and employees.

Liquidity and Capital Resources

At December 31, 2018, we had total assets of $537,396. Our Current assets are $395,086. We have completely written down our software and computers. Current liabilities at December 31, 2018 totaled $ 6,052,179 they consisted of accounts payable in the amount of $408,912, accrued interest of $ 3,074,010, compensation payable in the amount of $ 2,234,837, notes payable net in the amount of $334,420.

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

The Company has limited capability without significant assets or earnings to raise debt. The development of ZEWOPtm the core business of the Company will rely on debt markets. To attract this capital, the Company will have to secure long term waste supply contracts and long term product sales contracts both from high credit worthy entities. The Company must agree to encumber the assets associated with each ZEWOPtm and all net revenue until the debt is retired. This arrangement will restrict the Company’s ability to pay dividends to its shareholders.

Potential Acquisitions

We anticipate acquiring a minimum 7-hectare industrial site in the Greater Guadalajara, Mexico area this year. Going forward we may be required to acquire existing waste supply agreements in order to operate in some cities. We may also elect to acquire some of the technologies we intend on using in order to further protect the intellectual property of our ZEWOPtm.

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

Off Balance Sheet Arrangements

As of December 31, 2018, the Company does not have any off-balance sheet arrangements.

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rules 13a-15(e) and 15d-15(e) promulgated under the Exchange Act and based on the criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were effective at a reasonable assurance level as of December 31, 2018, the end of the period covered by this Report. However anticipating greater levels of business activity in the near term we expect that we will require a financial controller in order to maintain our disclosure controls and procedures. Steps have been taken to bring on this person in a timely manner.

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

Our management, with the participation of the President, evaluated the effectiveness of the Company’s internal control over financial reporting as of December 31, 2018. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework. Based on this evaluation, our management, with the participation of the President, concluded that, as of December 31, 2018, our internal control over financial reporting was effective.

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

Item 9B. Other Information.

There are no further disclosures. All information that was required to be disclosed in 2018 has been disclosed.

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

NAME	AGE	POSITION
Roderick C. Bartlett (1)	62	Chief Executive Officer acting Chief Financial Officer and Director Corporate Secretary
Tina VanderHeyden (2) Joseph F. Dickson (1) (2)	67 63	Director Director
Des Biali (2)	71	Director

(1)	Member of the Compensation and Governance Committees.
(2)	Independent Director.

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

Significant Employees Who Are Not Executive Officers

N/A

Family

There are no family relationships between the members of our board of directors. Janice Bartlett, director of TransAct Energy Global Limited is a cousin to Rod Bartlett.

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

Item 11. Executive Compensation.

We have a formal compensation agreements with our Chief Executive Officer. We do not currently have a compensation agreement with our BOD and our Advisory Board members, although we intend to do so in the future. All Officers, Directors and Advisory Board members are reimbursed for their expenses related to Company service. Our active officers will receive compensation for the year ended December 31, 2018. The Directors were paid $7,379 in restricted stock awards for the 2018 year. The directors of each subsidiary were paid $6,304 in restricted stock awards for the 2018 year prorated where applicable.

SUMMARY COMPENSATION TABLE

					Long Term Compensation
		Annual Compensation			Awards		Payouts
				Other Annual Compen- sation
Name and	Year	Salary	Bonus		Restricted Stock Awards	Securities Underlying Options/	LTIP Payouts	All Other Compen- sation
Principal Position	Ended	($)	($)	($)	($)	SARs (#)	($)	($)
Roderick Bartlett, CEO,CFO	2018	285,395	-	-	27,867	-	-	-
President and Director
Director TransAct Energy Global/TransAct Energy Mexico, Puebla ZEWOP1, TransAct Energy UK Ltd

Janice Bartlett,	2018	-	-	-	7,880	-	-	-
Director TransAct Energy Global Limited, TransAct Energy UK Ltd

Des Biali,	2018	-	-	-	7,379	-	-	-
Director

Joe Dickson	2018	-	-	-	7,379	-	-	-
Director

Tina Vanderheyden,	2018	-	-	-	7,379	-	-	-
Director

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth as of December 31, 2018, the name and shareholdings of each person known to us that either directly or beneficially holds more than 5% of our 58,603,948 issued and outstanding shares of common stock, $.001 par value. The table also lists the name and shareholdings of each director and of all officers and directors as a group. Except as otherwise indicated, the persons named in the table have sole voting and dispositive power with respect to all shares beneficially owned, subject to community property laws where applicable.

Name & Address	Title of Class	Number of Shares Beneficially Owned	% of Class
Roderick Bartlett(1) Suite 207 - 23705 IH 10 West San Antonio, TX, 78257	Common	21,662,389	36.97%
Jenny Chen ------------------------ Taipei, Taiwan	Common	3,373,331	5.76%
Tina VanderHeyden (1) c/o Suite 207 - 23705 IH 10 West San Antonio, TX, 78257	Common	634,892	1.09%
Joe F Dickson (1) 2345 Tucker Rd, New Woodstock, NY 13122	Common	1,125,235	1.92%
Des Biali (1) 126 Kahana Nui Rd Lahaina , HI , USA 96761	Common	809,812	1.39%
Bruce Hutchon Roxstone House, 24 Murrayfield Ave, Murryfield UK EH126AX	Common	3,617,254	6.18%
All directors and executive officers as a group: (4 person)	Common	24,232,328	41.37%

(1) Officer and/or director.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

We have received funds from our officers and directors to fund the Company’s activities. Currently we owe Mr. Rod Bartlett $4802 but does not include compensation. The Company lent Aqua Terra Power a company wholly owned by one of our previous shareholders, $263,520. Terra Energy, a company owned by one of our previous shareholders lent us $27,500.

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

•any relative or spouse of any of the foregoing persons who has the same house as such person.

Item 14. Principal Accounting Fees and Services.

The fees for services billed by Pritchett, Siler & Hardy, P.C. to the Company in the last two fiscal years were as follows:

	Twelve months ended on	Twelve months ended on
	December 31, 2018	December 31, 2017
Audit Fees	$-	$-
Audit-Related Fees	$-	$-
Tax Fees	$-	$-
All Other Fees	$-	$-
Total Fees	$-	$-

Audit Fees. There were no fees charged in 2018 as no audit of our financial statements for our annual report on Form 10-K and the review of our quarterly financial statements for our quarterly reports on Form 10-Q that are customary under auditing standards generally accepted in the United States took place. There were no fees charged in 2017 as no professional services were rendered in connection with the audit of our financial statements for our annual report on Form 10-K nor did they do a review of our quarterly financial statements for our quarterly reports on Form 10-Q that are customary under auditing standards generally accepted in the United States.

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

PART IV

Item 15. Exhibits, Financial Statement Schedules.

(a) Index to Financial Statements and Financial Statement Schedules

The following un-audited financial statements are included on the pages indicated:

F-1Balance Sheets as of December 31, 2018 and 2017

F-2Statements of Operations for the years ended December 31, 2018 and 2017

F-3Statements of Stockholders’ Equity (Deficit) for the years ended December 31, 2018 and 2017

F-4Statements of Cash Flows for the years ended December 31, 2018 and 2017

F-5Notes to Financial Statements

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

TRANSACT ENERGY CORP.

By: /s/ Roderick C. Bartlett	Chief Executive Officer, Corporate Secretary	March 11, 2019
Roderick C. Bartlett

By /s/ Roderick C. Bartlett	Chief Financial Officer	March 11, 2019
Roderick C. Bartlett

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By: /s/ Roderick C. Bartlett	Director	March 11, 2019
Roderick C. Bartlett

By /s/ Tina Vanderheyden	Director	March 11, 2019
Tina Vanderheyden

By: /s/ Des Biali	Director	March 11, 2019
Des Biali

By: /s/ Joe F. Dickson	Director	March 11, 2019
Joe F. Dickson

TRANSACT ENERGY CORP.

[A Development Stage Company]

FINANCIAL STATEMENTS

December 31, 2018

______________

(Unaudited – Prepared by Management)

TRANSACT ENERGY CORP.

[A Development Stage Company]

(Unaudited - Prepared by Management)

TRANSACT ENERGY CORP.
(A Development Stage Company)
-------------------------------------------
INTERIM BALANCE SHEET
(Unaudited - Prepared by Management)

ASSETS	December 31,	December 31,
	2018	2017
Current
Cash	$127	$142
Receivable	106,370	96,755
Prepaid Expenses	288,589	135,124
Total Current Assets	395,086	232,021

Capital
Furniture & Equipment	-	-
Software	-	-
Total Capital Assets	-	-

Other
Incorporation Costs	11,791	11,791
Intellectual Property	130,520	130,520
Total Other Non-current Assets	142,311	142,311
	$537,397	$374,332

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

Current
Bank indebtedness	$-	$-
Accounts payable	408,912	284,733
Accrued interest	3,074,010	2,098,544
Accrued interest - related party	-	-
Compensation payable	2,234,837	1,730,350
Notes payable - net of discount	334,420	243,245
Notes payable - Related parties, net of discount	-	-
Total Current Liabilities	6,052,179	4,356,872

Stockholders’ Equity (Deficit)
Preferred stock, $.001 par value,
10,000,000 shares authorized no shares issued and outstanding	-	-
Common Stock, $.001 par value,
100,000,000 shares authorized
58,603,948 shares issued and outstanding	58,604	55,775
Capital in excess of par value	3,220,216	2,988,380
Subscriptions receivable	-	-
Deficit accumulated during the development stage	(8,793,602)	(7,026,695)

Total Stockholders’ Equity (Deficit)	(5,514,782)	(3,982,540)
	$537,397	$374,332

The accompanying notes are an integral part of these financial statements.

TRANSACT ENERGY CORP.

(A Development Stage Company)

-------------------------------------------

INTERIM STATEMENTS OF OPERATIONS

( Unaudited - Prepared by Management)

	Cumulative
	from
	inception
	March 15,	Three months	For the year	Three months	For the year
	2006	ended	ended	ended	ended
	December 31,	December 31,	December 31,	December 31,	December 31,
	2018	2018	2018	2017	2017
REVENUE	$12,440	$-	$-	$-	$-

EXPENSES
General and administrative	5,204,354	193,346	787,285	152,913	404,477
Unsuccessful lease purchases	18,673	-	-	-	-
Total Expenses	5,223,027	193,346	787,285	152,913	404,477

LOSS BEFORE OTHER INCOME (EXPENSE)	(5,210,587)	(193,346)	(787,285)	(152,913)	(404,477)

Interest income	50,954	-	-	-	-
Interest expense	(3,356,675)	(369,575)	(979,622)	(77,724)	(311,998)
Gain on debt settlement	34,864	-	-	-	-
Loss on write off of investment in lease	(12,684)	-	-	-	-
Allowance for loss on loans receivable and related interest	(299,474)	-	-	-	-

LOSS FROM OPERATIONS
BEFORE INCOME TAXES	(8,793,602)	(562,921)	(1,766,907)	(230,637)	(716,475)

CURRENT TAX EXPENSE	-	-	-	-	-

DEFERRED TAX EXPENSE	-	-	-	-	-

NET LOSS	$(8,793,602)	$(562,921)	$(1,766,907)	$(230,637)	$(716,475)

LOSS PER COMMON SHARE		$(0.010)	$(0.031)	$(0.003)	$(0.013)

The accompanying notes are an integral part of these financial statements.

TRANSACT ENERGY CORP.
(A Development Stage Company)
STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIT)
FROM INCEPTION ON MARCH 15, 2006 THROUGH DECEMBER 31, 2018
(Unaudited)
	Preferred stock Shares	Amount	Common Stock Shares	Amount	Capital in Excess of Par Value	Deficit Accumulated During the Development Stage
BALANCE, March 15,2006	-	$ -	-	$ -	$ -	$ -

Issuance of 8,500,000 shares of common stock for cash at $.001 per share, April 2006	-	-	8,500,000	8,500	-	-
Issuance of 900,000 shares of common stock for cash at $.05 per share, August 2006	-	-	900,000	900	44,100	-
Net loss for the period ended December 31, 2006	-	-	-	-	-	(12,181)
BALANCE, December 31, 2006	-	-	9,400,000	9,400	44,100	(12,181)

Net loss for the year ended December 31, 2007	-	-	-	-	-	(22,024)
BALANCE, December 31, 2007	-	-	9,400,000	9,400	44,100	(34,205)

Net loss for the year ended December 31, 2008	-	-	-	-	-	(54,563)
BALANCE, December 31, 2008	-	-	9,400,000	9,400	44,100	(88,768)

Issuance of 1,102,000 shares of common stock for cash at $.25 per share, September 2009	-	-	1,102,000	1,102	274,398	-
Deferred offering costs offset against offering	-	-	-	-	(13,263)	-
Beneficial conversion feature on notes payable	-	-	-	-	65,464	-
Net loss for the year ended December 31, 2009	-	-	-	-	-	(191,386)
BALANCE, December 31, 2009	-	-	10,502,000	10,502	370,699	(280,154)

Issued for services at $ .55 per share	-	-	135,000	135	74,115	-
Issued for services at $ 1.39 per share	-	-	48,775	49	67,693	-
Shares issued to existing shareholders in exchange for 1,008,625 free trading shares valued at $.50 per share	-	-	1,109,488	1,110	553,634	-
Issuance of 7,770,148 common shares pursuant to conversion of notes payable at $ .01 per share
	-	-	7,770,148	7,770	69,931	-
Issuance of 315,909 common shares valued at $.41 -$.47 per share in exchange for compensation and consulting services
	-	-	315,909	316	142,934	-
Beneficial conversion feature on notes payable	-	-	-	-	56,334	-
Issuance of 83,333 common shares on conversion of debt at $.18 per share	-	-	83,333	83	14,917	-
reclassify	-	-	-	-	(39,750)	-
revalue	-	-	-	-	(104)	-
Net loss for the year ended December 31,2010	-	-	-	-	-	(1,086,561)
BALANCE, December 31, 2010	-	-	19,964,653	19,965	1,310,403	(1,366,715)

Issuance of 838,235 shares of common stock for cash at $.15, $.17 & $.20 per share, June 2011
	-	-	838,237	838	139,162	-
Issuance of 375,739 common shares valued at $.015 per share pursuant to compensation agreements	-	-	375,739	376	5,260	-
Issuance of 404,040 common shares on conversion of notes payable at $.03 per share	-	-	404,040	404	11,596	-
Issuance of 750,000 common shares on conversion of debt at $.013 per share	-	-	750,000	750	9,250	-
Beneficial conversion feature on notes payable	-	-	-	-	2,750	-
Net loss for the year ended December 31,2011	-	-	-	-	-	(1,496,989)
BALANCE, December 31, 2011	-	-	22,332,669	22,333	1,478,421	(2,863,704)

Issuance of 3,316,500 common shares valued at $0.035 per share in exchange for consulting services.	-	-	3,316,500	3,317	116,078	-
Issuance of 275,000 common shares valued at $0.0182 per share for financing services	-	-	275,000	275	4,725	-
Issuance of 625,000 common shares valued at $0.05 per share for compensation services	-	-	625,000	625	24,375	-
Issuance of 119,783 common shares valued at $0.045 per share for compensation services	-	-	119,783	120	5,869	-
Beneficial conversion feature on notes payable	-	-	-	-	-	-
Net loss for the year ended December 31,2012	-	-	-	-	-	(929,603)
BALANCE, December 31, 2012	-	-	26,668,952	26,670	1,629,468	(3,793,307)

	Preferred stock Shares	Amount	Common Stock Shares	Amount	Capital in Excess of Par Value	Deficit Accumulated During the Development Stage
Issuance of 2,600,000 common shares valued at $.0502 per share for technology purchase agreement	-	-	2,600,000	2,600	127,920	-
Issuance of 500,000 common shares at a valued at $.0501 per share for compensation services.	-	-	500,000	500	24,550	-
Cancellation of 250,000 common shares; 125,000 shares valued at $.0501 and 125,000 shares valued at $.05 for compensation services	-	-	(250,000)	(250)	(11,013)	-
Issuance of 555,556 common shares at $.036 per share for conversion of note.	-	-	555,556	556	19,444	-
Beneficial conversion feature on notes payable
Net loss for the year ended December 31,2013	-	-	-	-	-	(281,831)
BALANCE, December 31, 2013	-	-	30,074,508	30,075	1,790,369	(4,075,138)

issuance of 475,080 common shares for compensation services at a value of $.041 per share.	-	-	475,080	475	19,003	-
issuance of 14,210,235 common shares for $397,887 of compensation payable.	-	-	14,210,235	14,210	383,677	-
issuance of 200,000 common shares for compensation services at a value of $.05 per share.	-	-	200,000	200	9,800	-
issuance of 474,360 common shares pursuant to a convertible option of notes payable totaling $23,718 at $.05 per share.	-	-	474,360	474	23,244	-
issuance of 221,778 common shares pursuant to a convertible option of notes payable totaling $9,980 at $.045 per share.	-	-	221,778	222	9,758	-
issuance of 300,000 common shares pursuant to a convertible option of notes payable totaling $18,000 at $.06 per share.	-	-	300,000	300	17,700	-
issuance of 665,750 common shares pursuant to a convertible option of notes payable totaling $39,975 at $.06 per share.	-	-	665,750	666	39,279	-
issuance of 641,715 common shares pursuant to a convertible option of notes payable totaling $44,920 at $.07 per share.	-	-	641,715	642	44,278	-
issuance of 229,750 common shares pursuant to an Offshore Securities Agreement totaling $50,545 @ $0.22 per share	-	-	229,750	230	50,315	-
issuance of 233,921 common shares for compensation services totaling $33,333.68 at a value of $0.1425 per share	-	-	233,921	234	33,100	-
issuance of 140,000 common shares for compensation services totaling $26,600 at a value of $0.19 per share	-	-	140,000	140	26,460	-
Beneficial conversion feature on notes payable
Net loss for the year ended December 31,2014	-	-	-	-	-	(827,041)
BALANCE, December 31, 2014	-	-	47,867,097	47,867	2,446,983	(4,902,179)

issuance of 99,750 common shares pursuant to a convertible option of notes payable totaling $9,975 at $.10 per share.	-	-	99,750	100	9,875	-
issuance of 83,417 common shares pursuant to a convertible option of notes payable totaling $10,010 at $.12 per share.	-	-	83,417	83	9,927	-
issuance of 83,417 common shares pursuant to a convertible option of notes payable totaling $10,010 at $.12 per share.	-	-	83,417	83	9,927	-
issuance of 66,667 common shares pursuant to a convertible option of notes payable totaling $7,000 at $.105 per share.	-	-	66,667	67	6,933	-
issuance of 124,750 common shares pursuant to a convertible option of notes payable totaling $4,990 at $.04 per share.	-	-	124,750	125	4,865	-
issuance of 147,725 common shares pursuant to a convertible option of notes payable totaling $5,909 at $.04 per share.	-	-	147,725	148	5,761	-
issuance of 73,563 common shares pursuant to a convertible option of notes payable totaling $5,885 at $.08 per share.	-	-	73,563	74	5,811	-
issuance of 536,000 common shares for compensation services totaling $27,336 at a value of $0.051 per share	-	-	536,000	536	26,800	-
Beneficial conversion feature on notes payable	-	-	-	-	-	-
Net loss for the year ended December 31,2015	-	-	-	-	-	(716,660)
BALANCE, December 31, 2015	-	-	49,082,386	49,083	2,526,882	(5,618,839)

	Preferred stock Shares	Amount	Common Stock Shares	Amount	Capital in Excess of Par Value	Deficit Accumulated During the Development Stage
issuance of 104,688 common shares pursuant to a convertible option of notes payable totaling $8,375 at a value of $.08 per share.	-	-	104,688	105	8,270	-
issuance of 2,050,000 common shares pursuant to a convertible option of notes payable totaling $102,500 at a value of $.05 per share.	-	-	2,050,000	2,050	100,450	-
issuance of 142,857 common shares pursuant to a convertible option of a note payable totaling $10,000 at a value of $.07per share.	-	-	142,857	143	9,857	-
issuance of 305,522 common shares pursuant to a convertible option a of note payable totaling $19,975 at a value of $.06538 per share.	-	-	305,522	306	19,669	-
issuance of 142,643 common shares pursuant to a convertible option of notes payable totaling $9,985 at a value of $.07 per share	-	-	142,643	143	9,842	-
issuance of 185,249 common shares pursuant to convertible option of notes payable totaling $14,819.95 at a value of $.08 per share	-	-	185,249	185	14,635	-
issuance of 645,000 common shares for compensation services totaling $38,700 at a value of $0.06 per share	-	-	645,000	645	38,055	-
Beneficial conversion feature on notes payable	-	-	-	-	-	-
Net loss for the year ended December 31,2016	-	-	-	-	-	(691,381)
BALANCE, December 31, 2016	-	-	52,658,345	52,658	2,727,660	(6,310,220)

issuance of 38,529 common shares pursuant to convertible option of notes payable totaling $2,489 at a value of $.0646 per share	-	-	38,529	39	2,450	-
issuance of 51,335 common shares pursuant to convertible option of notes payable totaling $2,500 at a value of $.0487 per share	-	-	51,335	51	2,449	-
issuance of 200,000 common shares pursuant to convertible option of notes payable totaling $10,000 at a value of $.05 per share	-	-	200,000	200	9,800	-
issuance of 277,207 common shares pursuant to convertible option of notes payable totaling $13,500 at a value of $.0487 per share	-	-	277,207	277	13,223	-
issuance of 160,000 common shares pursuant to convertible option of notes payable totaling $8,000 at a value of $.05 per share	-	-	160,000	160	7,840	-
issuance of 1,599,857 common shares pursuant to convertible option of notes payable totaling $111,990 at a value of $.07 per share	-	-	1,599,857	1600	110,390	-
issuance of 63,939 common shares pursuant to convertible option of notes payable totaling $5,000 at a value of $.0782 per share	-	-	63,939	64	4,936	-
issuance of 40,086 common shares pursuant to convertible option of notes payable totaling $5,261.27 at a value of $.13125 per share	-	-	40,086	40	5,221	-
issuance of 128,916 common shares pursuant to convertible option of notes payable totaling $15,470 at a value of $.12 per share	-	-	128,916	129	15341	-
issuance of 41,375 common shares pursuant to convertible option of notes payable totaling $4,965 at a value of $.12 per share	-	-	41,375	41	4,924	-
issuance of 157,604 common shares pursuant to convertible option of notes payable totaling $20,000 at a value of $.1269per share	-	-	157,604	158	19,842	-
issuance of 27,297 common shares pursuant to convertible option of notes payable totaling $6,005.35 at a value of $.22 per share	-	-	27,297	27	5,978	-
issuance of 230,481 common shares for compensation services totaling $53,656 at a value of $0.2328 per share	-	-	230,481	230	53,426	-
Beneficial conversion feature on notes payable	-	-	-	-	-	-
Net loss for the year ended December 31,2017	-	-	-	-	-	(716,475)
BALANCE, December 31, 2017	-	-	55,774,971	$55,775	$2,988,380	(7,026,695)

	Preferred stock Shares	Amount	Common Stock Shares	Amount	Capital in Excess of Par Value	Deficit Accumulated During the Development Stage
issuance of 26,546 common shares for compensation of services totaling $6,180 at a value of $.$0.2328 per share	-	-	26,546	26.55	6,153.45	-
issuance of 190,476 common shares pursuant to convertible option of note payable totaling $10,000 at a value of $.0525 per share	-	-	190,476	190.48	9,809.52	-
issuance of 1,000,000 common shares pursuant to a purchase agreement totaling $90,000 at a value of $0.09 per share	-	-	1,000,000	1,000.00	89,000.00	-
issuance of 250,000 common shares for Compensation of services totaling $22,500 at a value of $0.09 per share	-	-	250,000	250.00	22,250.00	-
issuance of 47,421 common shares pursuant to convertible option of a note payable totaling $4,965 at a value of $0.1047 per share	-	-	47,421	47.42	4,917.58	-
issuance of 173,913 common shares pursuant to convertible option of a note payable totaling $10,000 at a value of $0.575 per share	-	-	173,913	173.91	9,826.09	-
issuance of 285,714 common shares pursuant to convertible option of notes payable totaling $20,000 at a value of $0.07 per share	-	-	285,714	285.71	19,714.29	-
issuance of 131,355 common shares pursuant to convertible option of a note payable totalling $13,135.50 at a value of $0.10 per share	-	-	131,355	131.36	13,004.14	-
issuance of 723,552 common shares for compensation services totalling $57,884 at a value of $0.08 per share	-	-	723,552	773.55	57,110.45	-
Beneficial conversion feature on notes payable	-	-	-	-	-	-
Net loss for the year ended December 31,2018	-	-	-	-	-	(1,766,907)
BALANCE, December 31, 2018	-	$ -	58,603,948	$58,654	$3,220,166	$(8,793,602)
The accompanying notes are an integral part of these financial statements.

TRANSACT ENERGY CORP.

(A Development Stage Company)

----------------------------------------

(Unaudited - Prepared by Management)

	Cumulative
	from inception	For the year	For the year
	March 15, 2006 to	ended	ended
	December 31,	December 31,	December 31,
	2018	2018	2017

Cash Flow From Operating Activities:
Net loss for the period	(8,793,602)	(1,766,907)	(716,475)
Adjustments to reconcile net loss to cash used by operating activities:
Stock issued for services	1,095,720	28,680	53,656
Stock issued for expenses	94,313	-	-
Debt issued for services	12,847	-	-
Amortization	5,674	-	296
Loss on write off of investment in lease	12,684	-	-
Allowance for interest receivable	50,954	-	-
Allowance for loans receivable	248,521	-	-
Interest expense from beneficial conversion feature on notes payable	124,548	-	-
Loss on stock subscriptions receivable	550,431	-	-
Gain on debt settlement	(34,864)	-	-
Change in assets and liabilities:
Decrease (Increase) in interest receivable	(50,954)	-	-
Decrease (Increase) in prepaid expenses	(288,589)	(153,465)	(25,783)
Decrease (Increase) in accounts receivable	(106,370)	(9,615)	-
Increase (decrease) in accounts payable	408,912	124,179	(27,059)
Increase in compensation payable	2,234,837	504,487	198,370
Increase in accrued interest	3,074,010	975,466	306,805
Net Cash (used) by Operating Activities	(1,360,928)	(297,175)	(263,846)

Cash Flows From Investing Activities:
Acquisition of oil and gas leases	(12,684)	-	-
Acquisition of Intellectual Property	(130,520)	-	-
Purchase of software	(3,480)	-	-
Purchase of furniture & equipment	(1,714)	-	-
Loans receivable	(263,521)	-	-
Proceeds from loans receivable	15,000	-	-
Net Cash (Used) by Investing Activities	(396,919)	-	-

Cash Flow From Financing Activities
Proceeds from common stock issuance	3,278,820	234,665	263,837
Proceeds received for stock not yet issued	-	-	-
Stock offering costs	(13,263)	-	-
Proceeds from notes payable	334,420	91,175	-
Repayment of notes payable	(1,842,003)	(28,680)	-
Net Cash Provided by Financing Activities	1,757,974	297,160	263,837

Net Increase (Decrease) in Cash	127	(15)	(9)

Cash (Bank Indebtedness) at Beginning of Period	-	142	152

Cash at End of Period	$127	$127	$143

Supplemental Disclosures of Cash Flow Information:
Cash paid during the period for:
Interest	$-	$-	$2,020
Income taxes	$-	$-	$-

Supplemental Schedule of Noncash Investing and Financing Activities:
For the six month period ended September 30, 2018 and 2017:
Shares issued for services	$1,307,916	$-	$230,481
Shares issued on conversion of debt	$1,585,987	$14,965	$2,886,145
Shares issued for acquisition	$220,250	$90,000	$-
Shares issued to shareholders in exchange for free trading shares	$554,744	$-	$-
Subscriptions receivable	$(550,431)	$-	$-
Beneficial conversion feature on notes payable	$59,084	$-	$-

The accompanying notes are an integral part of these financial statements.

TRANSACT ENERGY CORP.

[A Development Stage Company]

NOTES TO INTERIM FINANCIAL STATEMENTS

(Unaudited – Prepared by Management)

DECEMBER 31, 2018

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

The Company has no tax positions at December 31, 2018 and 2017 for which the ultimate deductibility is highly certain but for which there is uncertainty about the timing of such deductibility.

The Company recognizes interest accrued related to unrecognized tax benefits in interest expense and penalties in operating expenses. During the years ended December 31, 2018 and 2017, the Company recognized no interest and penalties. The Company had no accruals for interest and penalties at December 31, 2018 and December 31, 2017. All tax years starting with 2008 are open for examination.

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

DECEMBER 31, 2018

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

NOTE 3 – SOFTWARE

			Net Book Value
	Cost	Accumulated Amortization	June 30, 2018	December 31, 2018
Software	$3,480	$3,480	$-	$-

TRANSACT ENERGY CORP.

[A Development Stage Company]

NOTES TO INTERIM FINANCIAL STATEMENTS

(Unaudited – Prepared by Management)

DECEMBER 31, 2018

NOTE 4 – NOTES PAYABLE

The $10,000 convertible promissory note payable to a company whose shareholders hold less than 10% in TransAct is unsecured, bears interest at 10% per annum and was due and payable on March 31, 2010. The payee had the option to convert the entire principal amount on or before April 29, 2009 into common shares of the Company based on a conversion rate of $.00345 per share. No interest was payable if the principal was converted to shares of the Company. The payee did not exercise its conversion option. The note is currently outstanding and in October 2010 the Company issued a check in the amount of $11,876 as payment in full of principal and interest which was returned un-cashed by the payee. The Company is currently in dispute regarding the expiration date of the conversion option in the agreement and the note remains in default. At December 31, 2018, accrued interest was $10,187.

The $17,500 promissory note payable to a company whose shareholders hold less than 10% in TransAct is unsecured, bears interest at 10% per annum and is due on demand. This note is currently in default. At December 31, 2018, accrued interest was $17,072.

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

The $25,000 and $15,243.90 ($20,000 CAD) promissory notes payable dated April 22, 2011 and March 31, 2011 respectively are unsecured and bear interest at 60% per annum or $2,500 and $1,445 ($2,000 CAD) respectively whichever is greater. The notes are due on demand and may be prepaid in whole or part without penalty. Accrued interest was $ 185,996 at December 31, 2018.

The $ 3,811 ($5,000 CAD) promissory note payable dated September 12, 2011 is unsecured and bears interest at $ 361 up to September 16, 2011 and $ 36 per diem until all principal and interest is repaid. The note is due on demand and may be prepaid in whole or part without penalty. Accrued interest was $ 98,966 at December 31, 2018.

The $100,000 promissory note payable dated September 30, 2013 is unsecured and is non-interest bearing.

A $22,030 promissory note payable dated February 24, 2011 to a former officer (more than 1 year ago,) bears interest of $6,000 and was due on March 4, 2011. This note is accruing interest at $360 per day for every day after March 4, 2011 until the note is repaid in full. At December 31, 2018, accrued interest was $1,035,833.

A $46,660 promissory note payable dated April 22, 2011 to a former officer (more than 1 year ago) bears interest at 1% per diem. A beneficial conversion feature of $2,750 was recorded as a discount to the notes with the offset to Additional Paid in Capital. In May 2011 the holder of the note converted $10,000 of principal into 750,000 shares of common stock and the discount was expensed to interest. The remaining balance of $36,660 is due on demand. At December 31, 2018, accrued interest was $$1,036,775.

A $3,000 convertible promissory note payable to a former officer (more than 1 year ago) is secured by certain assets and equipment of the Company and bore interest at 8% per annum through the due date in November 2010 and is currently in default and bearing interest at 60% the highest lawful rate. A beneficial conversion feature of $3,000 has been recorded as a discount to the note with an offset to additional paid in capital. The discount was fully amortized in 2010. At December 31, 2018, accrued interest was $15,801.

TRANSACT ENERGY CORP.

[A Development Stage Company]

NOTES TO INTERIM FINANCIAL STATEMENTS

(Unaudited – Prepared by Management)

DECEMBER 31, 2018

NOTE 4 – NOTES PAYABLE (Continued)

A $10,000 convertible note dated June 22, 2015 is unsecured and bears interest at 8% per annum. The note is due on May 11, 2016 unless converted to common stock in advance of that date. This note is currently in default. At December 26, 2018, accrued interest was $3,136. The note and interest were paid out by converting these amounts to common stock (see Note 9)

A $9,980 short-term loan dated January 23, 2018 is unsecured and bears fixed interest of $5000 and was due March 5th, 2018.This note is currently in default. Interest at the option of the Lender may be paid in stock at a 75% discount to market. At December 31, 2018 we accrued $22,643 interest.

A $4,980 short-term loan dated February 26, 2018 is unsecured and bears fixed interest of $1500 and was due in March 2018.This note is currently in default. Interest at the option of the Lender may be paid in stock at a 75% discount to market. At December 31, 2018 we accrued $11,321 interest.

A $4,980 short-term loan dated May 29, 2018 is unsecured and bears interest of $35.71 per day and was due in June 30, 2018.This note is currently in default. At December 31, 2018 we accrued $7,714 interest.

A 60,000 short-term loan dated June 6, 2018 is unsecured and bears interest of $3,000 per day. At December 31, 2018 we accrued $624,000 in interest.

A $4,965 convertible note dated June 28, 2018 is unsecured and bears interest of 8% per annum. The note is due June 28, 2019 unless converted to common stock.  On July 13, 2018 the note was converted @ $0.1047 per share and as such is paid out.

A $3,980 short-term loan dated July 25, 2018 is unsecured and bears interest of $28.49 per day and was due in Aug 31, 2018.This note is currently in default. At December 31, 2018 we accrued $4,530 interest.

A $7,275 convertible note dated December 6, 2018 is unsecured and bears interest of 12% per annum. The note is due December 5, 2019 unless converted to common stock. (see note 12)

NOTE 5 – NOTES PAYABLE – RELATED PARTIES

There are no notes payable to related parties at December 31, 2018

Accrued interest and late fees for the notes at December 31, 2018 and December 31, 2017 was $3,074,010 and $2,098,544 respectively.

NOTE 6 - CAPITAL STOCK

Preferred Stock - The Company has authorized 10,000,000 shares of preferred stock, $.001 par value, with such rights, preferences and designations and to be issued in such series as determined by the Board of Directors. No shares are issued and outstanding at December 31, 2018.

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

DECEMBER 31, 2018

NOTE 6 - CAPITAL STOCK – CONTINUED

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

DECEMBER 31, 2018

NOTE 6 - CAPITAL STOCK – CONTINUED

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

DECEMBER 31, 2018

NOTE 6 - CAPITAL STOCK – CONTINUED

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

In November 2018, the Company authorized the issuance of 459,627 common shares pursuant to convertible option of notes payable totaling $10,000 at $0.0575 and $20,000 at $0.07 per share respectively.

In December 2018, the Company authorized the issuance of 131,355 common shares pursuant to convertible option of a note and interest payable totaling $13,135.51 at $0.10 per share. In the same period the Company authorized the issuance of 723,552 common shares for compensation services totaling $57,884 at a value of $0.08 per share.

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

The Company has no tax provisions at December 31, 2018 and 2017, for which the ultimate deductibility is highly certain but for which there is uncertainty about the timing of such deductibility.

The Company recognizes interest accrued related to unrecognized tax benefits in interest expense and penalties in operating expenses. During the periods ended December 31, 2018 and 2017, the Company recognized no interest and penalties. The Company had no accruals for interest and penalties at December 31, 2018 and December 31, 2018.

TRANSACT ENERGY CORP.

[A Development Stage Company]

NOTES TO INTERIM FINANCIAL STATEMENTS

(Unaudited – Prepared by Management)

DECEMBER 31, 2018

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

Net deferred tax assets (liabilities) consist of the following components as of December 31, 2018, and 2017:

	2018	2017

Deferred tax assets:
NOL Carryover	$1,766,907	$716,475
Related Party Accrual	-	-
Valuation allowance	(1,766,907)	(716,475)
Net deferred tax asset	$-	$-

The income tax provision differs from the amount of estimated income tax determined by applying the U.S. federal income tax rate to pretax income from continuing operations for the periods ended December 31, 2018 and 2017 due to the following:

	2018	2017

Book Loss (20% statutory rate)	$(353,381)	$(143,295)
Valuation allowance	353,381	143,295
Tax at effective rate	$-	$-

At December 31, 2018, the Company had net operating loss carry forwards of approximately $ 8,793,602 that may be offset against future taxable income from the year 2018 through 2038. No tax benefit has been reported in the December 31, 2018 or 2017 financial statements since the potential tax benefit is offset by a valuation allowance of the same amount.

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

TRANSACT ENERGY CORP.

[A Development Stage Company]

NOTES TO INTERIM FINANCIAL STATEMENTS

(Unaudited – Prepared by Management)

DECEMBER 31, 2018

NOTE 9 - RELATED PARTY TRANSACTIONS

Management Compensation –   The Company has accrued executive compensation of $1,983,786 to the President of the Company from inception to the period ended December 31, 2018 (See Note 11).

The Company has accrued executive compensation of $115,601 to the SVP Technology of the Company to the period ended April 1, 2016 (See Note 11).

The Company has accrued executive compensation of $135,450 to the SVP of Real Estate and Project Development of the Company to the period ended December 31, 2018 (See Note 11)

NOTE 10 - LOSS PER SHARE

The following data shows the amounts used in computing loss per share for the periods presented:

	Year ended December 31, 2018	Year ended December 31, 2017

Loss from operations available to common shareholders (numerator)
	$(1,766,907)	$(716,475)

Weighted average number of common shares outstanding during the period used in loss per share (denominator)

	56,772,918	53,830,809

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

TRANSACT ENERGY CORP.

[A Development Stage Company]

NOTES TO INTERIM FINANCIAL STATEMENTS

(Unaudited – Prepared by Management)

DECEMBER 31, 2018

NOTE 11– COMMITMENTS AND CONTINGENCIES (Continued)

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

TRANSACT ENERGY CORP.

[A Development Stage Company]

NOTES TO INTERIM FINANCIAL STATEMENTS

(Unaudited – Prepared by Management)

DECEMBER 31, 2018

NOTE 11– COMMITMENTS AND CONTINGENCIES (Continued)

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

Consulting Agreement – On November 27, 2017 the Company agreed to engage the services of Ericho Communications Ltd for a one-year term starting February 1, 2018. Ericho will create and implement a public relations program for the Company. The company is obligated to a monthly fee of $20,000 USD during the term. The Company with Ericho agreed to postpone the agreement temporarily, currently the Company has accrued $60,000 in fees under this agreement to the end of December 31, 2018.

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

Bridge Loan Agreement – On June 6, 2018, the Company accepted in writing a commitment letter from Build Rise Capital Group Limited for a $22 Million-dollar loan, on a one-year term, with a one-year renewal at 8% interest per year. The Company was required to fund $60,000 of the associated SWIFT fees, to transfer the funds to our accounts. The formal loan agreement was signed by the Company and the Lender December 31, 2018 with full funding no later than April 11, 2019.

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

Appraisal Engagement – On June 13th, 2018, the Company engaged on behalf of TransAct Mexico CBRE S.A. de C.V. to appraise the 18.42-hectare industrial site in El Salto, Mexico. The fee to receive the appraisal is outstanding at $8,500 USD.

Sale of ZEWOPtm Technology – On December 31, 2018, as part of its long-term global tax strategy Transact Energy Corp sold all rights to its Zero Emissions Waste Optimization Plant technology to its wholly owned subsidiary TransAct Energy Global Limited for the sum of $20 Million USD. The Company will receive an initial payment of $2 Million USD on or before April 11th, 2019, and then $6 Million each over the years 2019, 2020 and 2021. TransAct Energy Global Limited will be responsible for disseminating the technology globally.

TRANSACT ENERGY CORP.

[A Development Stage Company]

NOTES TO INTERIM FINANCIAL STATEMENTS

(Unaudited – Prepared by Management)

DECEMBER 31, 2018

NOTE 12 – SUBSEQUENT EVENTS

On January 4, 2018 we issued 106,985 common shares on conversion of a $7,275 Convertible Note at $0.068 per share.

A $5,000 short-term loan dated January 25, 2019 is unsecured and bears interest of $35.74 per day.

A $5,000 short-term loan dated February 28, 2019 is unsecured and bears interest of $35.74 per day.

A $10,000 convertible note dated February 28, 2019 is unsecured and bears interest of 12% per annum. The note is due February 17, 2020 unless converted to common stock.