Form 10-Q
period 2019-03-31
TRANSACT ENERGY CORP
filed 2019-05-13
CIK 1383394

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2019.

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.[X] Yes [   ] No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). [X] Yes [  ] No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of March 31, 2019:

58,710,933 shares issued and outstanding

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

The accompanying financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at March 31, 2019 and 2018 and for the periods then ended have been made. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s December 31, 2018 management prepared financial statements. The results of operations for the periods ended March 31, 2019 and 2018 are not necessarily indicative of the operating results for the full year.

TRANSACT ENERGY CORP.

[A Development Stage Company]

FINANCIAL STATEMENTS

March 31, 2019

Unaudited – Prepared by Management)

CONTENTS

Interim Balance Sheets	4

Interim Statements of Operations	5

Interim Statements of Cash Flows	6

Notes to Interim Financial Statements	7-16

TRANSACT ENERGY CORP.
(A Development Stage Company)

INTERIM BALANCE SHEET
(Unaudited - Prepared by Management)

	March 31, 2019	December 31, 2018
ASSETS
Current
Cash	$670	$127
Receivable	106,370	106,370
Prepaid Expenses	292,160	288,589
Total Current Assets	399,200	395,086

Capital
Furniture & Equipment	614	-
Software	-	-
Total Capital Assets	614	-

Other
Incorporation Costs	11,791	11,791
Intellectual Property	130,520	130,520
Total Other Non-current Assets	$142,311	$142,311

	$542,125	$537,397

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current
Bank indebtedness	-	-
Accounts payable	415,235	408,912
Accrued interest	3,438,479	3,074,010
Accrued interest - related party	-	-
Compensation payable	2,346,178	2,234,837
Notes payable - net of discount	347,145	334,420
Notes payable - Related parties, net of discount	-	-
Total Current Liabilities	6,547,037	6,052,179

Stockholders' Equity (Deficit)
Preferred stock, $.001 par value, 10,000,000 shares authorized no shares issued and outstanding
	-	-
Common Stock, $.001 par value, 100,000,000 shares authorized 58,710,933 shares issued and outstanding

	58,711	58,604
Capital in excess of par value	3,227,384	3,220,216
Subscriptions receivable	-	-
Deficit accumulated during the development stage	(9,291,007)	(8,793,602)

Total Stockholders' Equity (Deficit)	(6,004,912)	(5,514,782)

	$542,125	$537,397

The accompanying notes are an integral part of these financial statements.

TRANSACT ENERGY CORP.
(A Development Stage Company)

INTERIM STATEMENTS OF OPERATIONS
(Unaudited - Prepared by Management)

	Cumulative
	from inception	Three months	Three months
	March 15, 2006	ended	ended
	March 31,	March 31,	March 31,
	2019	2019	2018
REVENUE	$12,440	$-	$-

EXPENSES
General and administrative	5,337,289	132,935	254,473
Unsuccessful lease purchases	18,673	-	-

Total Expenses	5,355,962	132,935	254,473

LOSS BEFORE OTHER INCOME (EXPENSE)	(5,343,522)	(132,935)	(254,473)

Interest income	50,954	-	-
Interest expense	(3,721,145)	(364,470)	(80,616)
Gain on debt settlement	34,864	-	-
Loss on write off of investment in lease	(12,684)	-	-
Allowance for loss on loans receivable and related interest	(299,474)	-	-

LOSS FROM OPERATIONS
BEFORE INCOME TAXES	(9,291,007)	(497,405)	(335,089)

CURRENT TAX EXPENSE	-	-	-

DEFFRRED TAX EXPENSE	-	-	-

NET LOSS	$(9,291,007)	$(497,405)	$(335,089)

LOSS PER COMMON SHARE		$(0.008)	$(0.006)

The accompanying notes are an integral part of these financial statements.

TRANSACT ENERGY CORP.
(A Development Stage Company)

INTERIM STATEMENTS OF CASH FLOWS
(Unaudited - Prepared by Management)

	Cumulative from inception March 15, 2006 to March 31, 2019
		Three months ended March 31, 2019		Three months ended March 31, 2018

Cash Flow From Operating Activities:
Net loss for the period	$(9,291,007)	$(497,405)		$(335,089)
Adjustments to reconcile net loss to cash used by operating activities:
Stock issued for services	1,095,720	-		-
Stock issued for expenses	94,313	-		-
Debt issued for services	12,847	-		-
Amortization	5,674	-		-
Loss on write off of investment in lease	12,684	-		-
Allowance for interest receivable	50,954	-		-
Allowance for loans receivable	248,521	-		-
Interest expense from beneficial conversion feature on notes payable	124,548	-		-
Loss on stock subscriptions receivable	550,431	-		-
Gain on debt settlement	(34,864)	-		-
Change in assets and liabilities:
Decrease (Increase) in interest receivable	(50,954)	-		-
Decrease (Increase) in prepaid expenses	(292,160)	(3,571)		-
Decrease (Increase) in accounts receivable	(106,370)	-		(1,657)
Increase (decrease) in accounts payable	415,235	6,323		46,924
Increase in compensation payable	2,346,178	111,341		187,932
Increase in accrued interest	3,438,479	364,469		80,615
Net Cash (used) by Operating Activities	(1,379,771)	(18,843)		(21,275)
Cash Flows From Investing Activities:
Acquisition of oil and gas leases	(12,684)	-		-
Acquisition of Intellectual Property	(130,520)	-		-
Purchase of software	-	-		-
Purchase of furniture & equipment	(614)	(614)		-
Loans receivable	(263,521)	-		-
Proceeds from loans receivable	15,000	-		-
Net Cash (Used) by Investing Activities	(392,339)	(614)		-
Cash Flow From Financing Activities
Proceeds from common stock issuance	3,286,095	7,275		6,180
Proceeds received for stock not yet issued	-	-		-
Stock offering costs	(13,263)	-		-
Proceeds from notes payable	354,420	20,000		14,960
Repayment of notes payable	(1,854,472)	(7,275)		-
Net Cash Provided by Financing Activities	1,772,780	20,000		21,140
Net Increase (Decrease) in Cash	670	543		(135)
Cash (Bank Indebtedness) at Beginning of Period	-	127		142
Cash at End of Period	$670	$670		$7
Supplemental Disclosures of Cash Flow Information:
Cash paid during the period for:
Interest	$-	$-		$-
Income taxes	$-	$-		$-
Supplemental Schedule of Noncash Investing and Financing Activities:
For the six month period ended September 30, 2018 and 2017:
Shares issued for services	$1,307,916	$-		$26,546
Shares issued on conversion of debt	$1,593,262	$7,275		$-
Shares issued for acquisition	$220,250	$-	$
Shares issued to shareholders in exchange for free trading shares	$554,744	$-		$-
Subscriptions receivable	$(550,431)	$-		$-
Beneficial conversion feature on notes payable	$59,084	$-		$-

The accompanying notes are an integral part of these financial statements.

TRANSACT ENERGY CORP.

[A Development Stage Company]

NOTES TO FINANCIAL STATEMENTS

(Unaudited – Prepared by Management)

March 31, 2019

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

Interim Condensed Financial Statements - The accompanying interim financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at March 31, 2019 and 2018 and for the periods then ended have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s December 31, 2018 unaudited financial statements. The results of operations for the periods ended March 31, 2019 and 2018 are not necessarily indicative of the operating results for the full year.

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

The Company recognizes interest accrued related to unrecognized tax benefits in interest expense and penalties in operating expenses. During the years ended December 31, 2018 and 2017, the Company recognized no interest and penalties. The Company had no accruals for interest and penalties at March 31, 2019 and March 31, 2018. All tax years starting with 2008 are open for examination.

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

March 31, 2019

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

NOTE 3 - SOFTWARE

Accumulated Net Book Value

	Cost	Amortization	March 31, 2019	December 31, 2018
Software	$3480	$3480	$-	$-

TRANSACT ENERGY CORP.

[A Development Stage Company]

NOTES TO FINANCIAL STATEMENTS

(Unaudited – Prepared by Management)

March 31, 2019

NOTE 4 – NOTES PAYABLE

The $10,000 convertible promissory note payable to a company whose shareholders hold less than 10% in TransAct is unsecured, bears interest at 10% per annum and was due and payable on March 31, 2010. The payee had the option to convert the entire principal amount on or before April 29, 2009 into common shares of the Company based on a conversion rate of $.00345 per share. No interest was payable if the principal was converted to shares of the Company. The payee did not exercise its conversion option. The note is currently outstanding and in October 2010 the Company issued a check in the amount of $11,876 as payment in full of principal and interest which was returned un-cashed by the payee. The Company is currently in dispute regarding the expiration date of the conversion option in the agreement and the note remains in default. At March 31, 2019, accrued interest was $10,434.

The $17,500 promissory note payable to a company whose shareholders hold less than 10% in TransAct is unsecured, bears interest at 10% per annum and is due on demand. This note is currently in default. At March 31, 2019, accrued interest was $17,504.

The $25,000 convertible promissory note dated June 10, 2010 and $40,000 convertible promissory note dated October 5, 2010 bore interest at 8% per annum and were due and payable on March 11, 2011 and July 7, 2011, respectively. The holder had the option to convert the entire principal amount of each note on or before March 11, 2011 and July 7, 2011 into common shares of the Company based on a conversion rate of 60% of the market price being the average of the lowest three trading prices over the past ten days prior to the conversion. At no time, could the holder convert into an number of shares which would result in the holder and its affiliates to beneficially own more than 4.99% of the outstanding shares of common stock.

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

The $25,000 and $15,243.90 ($20,000 CAD) promissory notes payable dated April 22, 2011 and March 31, 2011 respectively are unsecured and bear interest at 60% per annum or $2,500 and $1,445 ($2,000 CAD) respectively whichever is greater. The notes are due on demand and may be prepaid in whole or part without penalty. Accrued interest was $191,950 at March 31, 2019.

The $ 3,811 ($5,000 CAD) promissory note payable dated September 12, 2011 is unsecured and bears interest at $ 361 up to September 16, 2011 and $ 36 per diem until all principal and interest is repaid. The note is due on demand and may be prepaid in whole or part without penalty. Accrued interest was $102,116 at March 31, 2019.

The $100,000 promissory note payable dated September 30, 2013 is unsecured and is non-interest bearing.

A $22,030 promissory note payable dated February 24, 2011 to a former officer (more than 1 year ago,) bears interest of $6,000 and was due on March 4, 2011. This note is accruing interest at $360 per day for every day after March 4, 2011 until the note is repaid in full. At March 31, 2019, accrued interest was $1,068,233.

A $46,660 promissory note payable dated April 22, 2011 to a former officer (more than 1 year ago) bears interest at 1% per diem. A beneficial conversion feature of $2,750 was recorded as a discount to the notes with the offset to Additional Paid in Capital. In May 2011 the holder of the note converted $10,000 of principal into 750,000 shares of common stock and the discount was expensed to interest. The remaining balance of $36,660 is due on demand. At March 31, 2019, accrued interest was $1,069,769.

A $3,000 convertible promissory note payable to a former officer (more than 1 year ago) is secured by certain assets and equipment of the Company and bore interest at 8% per annum through the due date in November 2010 and is currently in default and bearing interest at 60% the highest lawful rate. A beneficial conversion feature of $3,000 has been recorded as a discount to the note with an offset to additional paid in capital. The discount was fully amortized in 2010. At March 31, 2019, accrued interest was $16,245.

TRANSACT ENERGY CORP.

[A Development Stage Company]

NOTES TO FINANCIAL STATEMENTS

(Unaudited – Prepared by Management)

March 31, 2019

NOTE 4 – NOTES PAYABLE (CONTINUED)

A $10,000 convertible note dated June 22, 2015 is unsecured and bears interest at 8% per annum. The note is due on May 11, 2016 unless converted to common stock in advance of that date. This note is currently in default. At December 26, 2018, accrued interest was $3,136. The note and interest were paid out by converting these amounts to common stock (see Note 9)

A $9,980 short-term loan dated January 23, 2018 is unsecured and bears fixed interest of $5000 and was due March 5th, 2018.This note is currently in default. Interest at the option of the Lender may be paid in stock at a 75% discount to market. At March 31, 2019 we accrued $29,071 interest.

A $4,980 short-term loan dated February 26, 2018 is unsecured and bears fixed interest of $1500 and was due in March 2018.This note is currently in default. Interest at the option of the Lender may be paid in stock at a 75% discount to market. At March 31, 2019 we accrued $14,535 interest.

A $4,980 short-term loan dated May 29, 2018 is unsecured and bears interest of $35.71 per day and was due in June 30, 2018.This note is currently in default. At March 31, 2019 we accrued $10,929 interest.

A 60,000 short-term loan dated June 6, 2018 is unsecured and bears interest of $3,000 per day. At March 31, 2019 we accrued $894,000 in interest.

A $4,965 convertible note dated June 28, 2018 is unsecured and bears interest of 8% per annum. The note is due June 28, 2019 unless converted to common stock. On July 13, 2018 the note was converted @ $0.1047 per share and as such is paid out.

A $3,980 short-term loan dated July 25, 2018 is unsecured and bears interest of $28.49 per day and was due in Aug 31, 2018.This note is currently in default. At March 31, 2019 we accrued $7,094 interest.

A $7,275 convertible note dated December 6, 2018 is unsecured and bears interest of 12% per annum. The note is due December 5, 2019 unless converted to common stock. On January 4, 2019 the note was converted @ $0.068 per share and as such is paid out.

A $5,000 short-term loan dated January 25, 2019 is unsecured and bears interest of $28.49 per day and was due February 25, 2019.This note is currently in default. At March 31, 2019 we accrued $2,321 interest.

A $5,000 short-term loan dated February 28, 2019 is unsecured and bears interest of $28.49 per day and was due March 23, 2019.This note is currently in default. At March 31, 2019 we accrued $2,321 interest.

NOTE 5 – NOTES PAYABLE – RELATED PARTIES

There are no notes payable to related parties at March 31, 2019

NOTE 6 - CAPITAL STOCK

Preferred Stock - The Company has authorized 10,000,000 shares of preferred stock, $.001 par value, with such rights, preferences and designations and to be issued in such series as determined by the Board of Directors. No shares are issued and outstanding at March 31, 2019.

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

March 31, 2019

NOTE 6 - CAPITAL STOCK (CONTINUED)

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

March 31, 2019

NOTE 6 - CAPITAL STOCK (CONTINUED)

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

March 31, 2019

NOTE 6 - CAPITAL STOCK (CONTINUED)

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

In January 2019, the Company authorized the issuance of 106,985 common shares pursuant to convertible option of notes payable totaling $7,275 at $0.068 per share respectively.

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

TRANSACT ENERGY CORP.

[A Development Stage Company]

NOTES TO FINANCIAL STATEMENTS

(Unaudited – Prepared by Management)

March 31, 2019

NOTE 8 - RELATED PARTY TRANSACTIONS

Management Compensation – The Company has accrued executive compensation of $2,022,036 to the President of the Company from inception to the period ended March 31, 2019 (See Note 10).

The Company has accrued executive compensation of $115,601 to the SVP Technology of the Company to the period ended April 1, 2016 (See Note 10).

The Company has accrued executive compensation of $208,541 to the SVP of Real Estate and Project Development of the Company to the period ended March 31, 2019 (See Note 10)

NOTE 9 - LOSS PER SHARE

The following data shows the amounts used in computing loss per share for the periods presented:

	Year ended	Year ended
	March 31,	March 31,
	2019	2018
Loss from operations available to common shareholders (numerator)	$(497,405)	$(335,089)

Weighted average number of common share outstanding during the period used in loss per share (denominator)	58,700,235	55,801,222

Dilutive loss per share was not presented; as the Company had no common equivalent shares for all periods presented that would affect the computation of diluted loss per share.

NOTE 10 – COMMITMENTS AND CONTINGENCIES

Compensation agreement – The President and Chief Executive Officer agreement pays an annual base salary of $292,365, with a cash bonus annually based on 5% of EBITDA and a stock bonus formulated around the return on invested capital where the issued and outstanding stock of the Company times the rate of return divided by ten will equate to the stock issued.

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

TRANSACT ENERGY CORP.

[A Development Stage Company]

NOTES TO FINANCIAL STATEMENTS

(Unaudited – Prepared by Management)

March 31, 2019

NOTE 10 – COMMITMENTS AND CONTINGENCIES (CONTINUED)

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

Waste Supply and Disposal Agreement- On September 13, 2017 the Company through its subsidiary Puebla Z.E.W.O.P. 1, S.de R.L. de C.V. contracted with Hasars, S.A. de C.V. to purchase four-hundred and eighty-one thousand, eight hundred (481,800) metric tons (MT) per year at a cost of $180 Mexican Pesos per MT or approximately $2 Million USD per annum. The contract is for a ten-year period initially and conditional on us producing a certified operational ZEWOPTM.

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

TRANSACT ENERGY CORP.

[A Development Stage Company]

NOTES TO FINANCIAL STATEMENTS

(Unaudited – Prepared by Management)

March 31, 2019

NOTE 10 – COMMITMENTS AND CONTINGENCIES (CONTINUED)

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

Bridge Loan Agreement – On June 6, 2018, the Company accepted in writing a commitment letter from Build Rise Capital Group Limited for a $22 Million-dollar loan, on a one-year term, with a one-year renewal at 8% interest per year. The Company was required to fund $60,000 of the associated SWIFT fees, to transfer the funds to our accounts. The formal loan agreement was signed by the Company and the Lender December 31, 2018 with full funding no later than April 11, 2019. To date no funds have been received and next steps are being considered.

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

NOTE 11 – SUBSEQUENT EVENTS

A $15,000 convertible note dated May 8, 2019 is unsecured and bears interest of 12% per annum. The note is due May 7, 2020 unless converted to common stock.

A $10,000 short-term loan dated April 26, 2019 is unsecured and bears interest of $71.43 per day and is due July 25, 2019.

On May 7th, 2019 the Company received a letter of intent from SJ Global Investments for a $500 Million Dollar Bank Guarantee to support the letter of Intent from Native Fuel Inc dated April 13, 2018 for a $320 Million Dollar non-recourse funding from the global funding group from Zurich. The Company is now working to finalize terms and conditions.

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

At the beginning of 2015 we focused on finalizing the sale of the anticipated ZEWOPtm products. These efforts included getting signed letters of intent from qualified buyers and preparing formal legal agreements for the same. We now have letters of intent from multiple qualified buyers for all the expected product and agreements ready to be signed subject to us finalizing our feed-stock agreement (Waste Supply Agreement) for the first plant.

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

The first quarter of 2019 has been focused on closing the funds to build the El Salto ZEWOPtm and preparing the Company for operating status.

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

Our focus throughout 2019 is to build the ZEWOPtm in El Salto, Jalisco, Mexico. We need to first sign off on 75-80% of our product sales under off-take agreements and finish the site-specific design work of the El Salto site. Then we will reengage Fichtner Consulting Engineers to prepare working drawings, that while being approved under permits and permissions will go to tender for a guaranteed procurement and construction contract. When these steps are completed, we intend on finalizing the financing commitment for the debt and equity based on the ZEWOPtm construction agreement.

TransAct intends on establishing the manufacturing of our proprietary reactors in Mexico in 2019. We have already initiated discussions for a joint venture agreement with an ISO 9001 and ASME capable manufacturer. Our facility would supply the demand for both Mexico, South America, Central America, Canada and the USA.

Subject to our funding draw down schedule and the permit/permission process we intend on site preparation and initial construction of the ZEWOPtm buildings in the latter part of 2018. Provided all equipment manufacturers can supply their components we intend on assembling the plant and commissioning the same in 2019.

Once TransAct is confident the development of the first ZEWOPtm is well underway it will proceed with the scheduling and planning of a second plant in Guadalajara scheduled to open one year after the first ZEWOPtm. This plant will be our opportunity to perfect the assembly, construction process and train additional project managers. The long-term strategy is to build twenty and more plants per year. Fulfilling our growth strategies for Europe and the Americas.

ZEWOPtm can demonstrate to Mexico and the World a municipal scale solution to managing waste without emissions and land filling. Although we have been approached to build in the other North American cities, we feel the market is best approached when the first ZEWOPtm is fully operational to garner government agency support. This will insure a smoother entry into the other North American markets, once we break ground, we will make sure major waste generators throughout the US and Canada are aware of our process, so we get on the technology review lists.

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

For the 2019 year the Company’s focus is to:

1)Secure working capital for the Company significant enough to maintain accounts payable at a current status and fund day to day corporate costs through to cash-flow from first operations, including expansion of corporate management team in order facilitate global dissemination of ZEWOPtm;

2)Secure pre-development capital in order to facilitate items 3) a. through 3) e. which meets requirements for balance of funding commitments;

3)Complete the development of the ZEWOPtm in El Salto (Guadalajara), Mexico as follows;

a.Complete purchase of lands;

b.Secure C-suite executives and Mexico support team;

c.Finalize Product Off-take Agreements;

d.Complete working drawings for El Salto ZEWOPtm;

e.Secure all required permits and permissions;

f.Complete EPC contracts and supplier agreements;

g.Site development, construction and assembly of plant.

4)Initiate second Mexico ZEWOPtm contracts to launch development in 2020.

5)Continue with other market entrance towards end of 2019

SUBSEQUENT EVENTS

A $15,000 convertible note dated May 8, 2019 is unsecured and bears interest of 12% per annum. The note is due May 7, 2020 unless converted to common stock.

A $10,000 short-term loan dated April 26, 2019 is unsecured and bears interest of $71.43 per day and is due July 25, 2019.

On May 7th, 2019 the Company received a letter of intent from SJ Global Investments for a $500 Million Dollar Bank Guarantee to support the letter of Intent from Native Fuel Inc dated April 13, 2018 for a $320 Million Dollar non-recourse funding from the global funding group from Zurich. The Company is now working to finalize terms and conditions.

RESULTS OF OPERATIONS

Results of Operations for Three Months Ending March 31, 2019 Compared to Three Months Ending March 31, 2018

We did not generate any material revenue from January 1, 2019 to March 31, 2019 as was the same for the three-month period in 2018. For the three months ended March 31, 2019 our general and administrative expenses were $132,935 compared to $254,473 for the same period in 2018. Expenses consisted primarily of compensation of $119,341 and Consulting $9,000. Compensation was $202,112 and Consulting $49,000 for the same period ending March 31, 2018.

Interest Expense for the three months ending March 31, 2019 was $364,470 compared to $80,615 for the same period in 2018. As a result, we have reported a net loss before taxes of ($497,404) for the Three Months ended March 31, 2019 compared to a loss of ($336,089) for the same period last year.

Stock-Based Compensation Costs

There was $0 stock-based compensation recorded during the period ended March 31,2019. Any shares issued are a part of our executive compensation plan, and are issued to obtain, retain and motivate our directors, executives and employees.

LIQUIDITY AND CAPITAL RESOURCES

As of March 31, 2019, our current assets are $ 399,201 made up of prepaid expenses of $292,160, receivables of $106,370 and $670 cash on hand. Our current liabilities consist of accounts payable in the amount of $ 415,235, accrued interest of $3,438,479 compensation payable of $ 2,346,178 and Notes payable, net of any discount of $ 347,145.

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rules 13a-15(e) and 15d-15(e) promulgated under the Exchange Act. Based on this evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were effective at a reasonable assurance level as of March 31, 2019, the end of the period covered by this report.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

Year to date 106,985 common shares were sold by way of conversion of a note payable into Company securities during the three months ended March 31, 2019.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None

ITEM 4. REMOVED AND RESERVED

None.

ITEM 5. OTHER INFORMATION.

Up to the period ended March 31, 2019, the Company worked diligently on its business and maintaining its reporting status with the SEC. However due to finances we are forced to file our Annual Report without auditors review the company is delinquent in required filings with the SEC as determined by the NASD. Because of filing unaudited statements and changes to the over the counter bulletin board (“OTCBB”) we were downgraded from the OTCQB to the OTC Pinks. When we amend our filings to include audited statements for 2012, 2013, 2014, 2015, 2016, 2017 and 2018 we can reapply to the OTCBB for a OTCQB listing. We have started the process of engaging a US accounting firm to prepare all filings and financial statements for the auditors.

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

Date: May 10, 2019

By: /s/ Rod Bartlett

Rod Bartlett

President,

Chief Executive Officer