Form 10-Q
period 2019-06-30
TRANSACT ENERGY CORP
filed 2019-07-19
CIK 1383394

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2019.

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

[ ]	Large accelerated filer	[ ]	Accelerated filer
[ ]	Non-accelerated filer	[X]	Smaller reporting company
(Do not check if a smaller reporting company)

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of June 30, 2019:

58,910,933 shares issued and outstanding

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

The accompanying financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at June 30, 2019 and 2018 and for the periods then ended have been made. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s December 31, 2018 management prepared financial statements. The results of operations for the periods ended June 30, 2019 and 2018 are not necessarily indicative of the operating results for the full year.

FINANCIAL STATEMENTS

TRANSACT ENERGY CORP.

[A Development Stage Company]

FINANCIAL STATEMENTS

June 30, 2019

(Unaudited – Prepared by Management)

CONTENTS

PAGE
Interim Balance Sheets	4
Interim Statements of Operations	5
Interim Statements of Cash Flows	6
Notes to Interim Financial Statements	8-17

TRANSACT ENERGY CORP.
(A Development Stage Company)

INTERIM BALANCE SHEET
(Unaudited - Prepared by Management)

	June 30	December 31
ASSETS	2019	2018
Current
Cash	$231	$127
Receivable	106,370	106,370
Prepaid Expenses	292,510	288,589
Total Current Assets	399,111	395,086

Capital
Furniture & Equipment	487	-
Software	-	-
Total Capital Assets	487	-

Other
Incorporation Costs	11,791	11,791
Intellectual Property	130,520	130,520
Total Other Non-current Assets	142,311	142,311
	$541,909	$537,397

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current
Bank indebtedness	-	-
Accounts payable	435,566	408,912
Accrued interest	3,816,124	3,074,010
Accrued interest - related party	-	-
Compensation payable	2,453,709	2,234,837
Notes payable - net of discount	362,144	334,420
Notes payable - Related parties, net of discount	-	-
Total Current Liabilities	7,067,543	6,052,179

Stockholders' Equity (Deficit)
Preferred stock, $.001 par value,
10,000,000 shares authorized no shares issued and outstanding	-	-
Common Stock, $.001 par value,
100,000,000 shares authorized
58,910,933 shares issued and outstanding	58,911	58,604
Capital in excess of par value	3,237,184	3,220,216
Subscriptions receivable	-	-
Deficit accumulated during the development stage	(9,821,729)	(8,793,602)
Total Stockholders' Equity (Deficit)	(6,525,634)	(5,514,782)

	$541,909	$537,397

TRANSACT ENERGY CORP.
(A Development Stage Company)

INTERIM STATEMENTS OF OPERATIONS
(Unaudited - Prepared by Management)

	Cumulative from inception March 15, 2006	Three months ended
			Six months ended	Three months ended	Six months ended

	June 30,	June 30,	June 30,	June 30,	June 30,
	2019	2019	2019	2018	2018

REVENUE	$12,440	$-	$-	$-	$-

EXPENSES
General and administrative	5,490,367	153,079	286,013	180,150	434,624
Unsuccessful lease purchases	18,673	-	-	-	-

Total Expenses	5,509,040	153,079	286,013	180,150	434,624

LOSS BEFORE OTHER INCOME (EXPENSE)	(5,496,600)	(153,079)	(286,013)	(180,150)	(434,624)

Interest income	50,954	-	-	-	-
Interest expense	(4,098,789)	(377,645)	(742,114)	(159,856)	(240,472)
Gain on debt settlement	34,864	-	-	-	-
Loss on write off of investment in lease	(12,684)	-	-	-	-
Allowance for loss on loans receivable and related interest	(299,474)	-	-	-	-

LOSS FROM OPERATIONS
BEFORE INCOME TAXES	(9,821,729)	(530,724)	(1,028,127)	(340,006)	(675,096)

CURRENT TAX EXPENSE	-	-	-	-	-

DEFERRED TAX EXPENSE	-	-	-	-	-

NET LOSS	$(9,821,729)	$(530,724)	$(1,028,127)	$(340,006)	$(675,096)

LOSS PER COMMON SHARE		$(0.009)	$(0.018)	$(0.006)	$(0.012)

The accompanying notes are an integral part of these financial statements.

TRANSACT ENERGY CORP.
(A Development Stage Company)

INTERIM STATEMENTS OF CASH FLOWS
(Unaudited - Prepared by Management)

	Cumulative from inception March 15, 2006 to	Six months ended	Six months ended

	June 30,	June 30,	June 30,
	2019	2019	2018
Cash Flow From Operating Activities:
Net loss for the period	$(9,821,729)	$(1,028,127)	$(675,096)
Adjustments to reconcile net loss to cash used by operating activities:
Stock issued for services	1,095,720	-	-
Stock issued for expenses	94,313	-	-
Debt issued for services	12,847	-	-
Amortization	5,800	126	-
Loss on write off of investment in lease	12,684	-	-
Allowance for interest receivable	50,954	-	-
Allowance for loans receivable	248,521	-	-
Interest expense from beneficial conversion feature on notes payable	124,548	-	-
Loss on stock subscriptions receivable	550,431	-	-
Gain on debt settlement	(34,864)	-	-
Change in assets and liabilities:
Decrease (Increase) in interest receivable	(50,954)	-	-
Decrease (Increase) in prepaid expenses	(292,510)	(3,921)	(148,140)
Decrease (Increase) in accounts receivable	(106,370)	-	(1,657)
Increase (decrease) in accounts payable	435,566	26,654	78,072
Increase in compensation payable	2,453,709	218,872	295,308
Increase in accrued interest	3,816,124	742,114	240,472
Net Cash (used) by Operating Activities	(1,405,210)	(44,282)	(211,041)

Cash Flows From Investing Activities:
Acquisition of oil and gas leases	(12,684)	-	-
Acquisition of Intellectual Property	(130,520)	-	-
Purchase of software	-	-	-
Purchase of furniture & equipment	(614)	(614)	-
Loans receivable	(263,521)	-	-
Proceeds from loans receivable	15,000	-	-
Net Cash (Used) by Investing Activities	(392,339)	(614)	-

Cash Flow From Financing Activities
Proceeds from common stock issuance	3,296,095	17,275	128,680
Proceeds received for stock not yet issued	-	-	-
Stock offering costs	(13,263)	-	-
Proceeds from notes payable	379,420	45,000	84,885
Repayment of notes payable	(1,864,472)	(17,275)	-
Net Cash Provided by Financing Activities	1,797,780	45,000	213,565

Net Increase (Decrease) in Cash	231	104	2,524

Cash (Bank Indebtedness) at Beginning of Period	-	127	142

Cash at End of Period	$231	$231	$2,666

Supplemental Disclosures of Cash Flow Information:
Cash paid during the period for:
Interest	$-	$-	$-
Income taxes	$-	$-	$-

Supplemental Schedule of Noncash Investing and Financing Activities:
For the six month period ended September 30, 2018 and 2017:
Shares issued for services	$1,307,916	$-	$22,500
Shares issued on conversion of debt	$1,603,262	$17,275	$10,000
Shares issued for acquisition	$220,250	$-	$90,000
Shares issued to shareholders in exchange	$-	$-	$-
for free trading shares	$554,744	$-	$-
Subscriptions receivable	$(550,431)	$-	$-
Beneficial conversion feature on notes payable	$59,084	$-	$-

The accompanying notes are an integral part of these financial statements.

TRANSACT ENERGY CORP.

[A Development Stage Company]

NOTES TO INTERIM FINANCIAL STATEMENTS

(Unaudited – Prepared by Management)

June 30, 2019

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

Interim Condensed Financial Statements - The accompanying interim financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at June 30, 2019 and 2018 and for the periods then ended have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s December 31, 2018 unaudited financial statements. The results of operations for the periods ended June 30, 2019 and 2018 are not necessarily indicative of the operating results for the full year.

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

The Company recognizes interest accrued related to unrecognized tax benefits in interest expense and penalties in operating expenses. During the years ended December 31, 2018 and 2017, the Company recognized no interest and penalties. The Company had no accruals for interest and penalties at June 30, 2019 and June 30, 2018. All tax years starting with 2008 are open for examination.

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

June 30, 2019

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

NOTE 3 - SOFTWARE

Accumulated Net Book Value
	Cost	Amortization	June 30, 2019	December 31, 2018
Software	$3,480	$3,480	$0	$0

NOTE 4 – NOTES PAYABLE

The $10,000 convertible promissory note payable to a company whose shareholders hold less than 10% in TransAct is unsecured, bears interest at 10% per annum and was due and payable on March 31, 2010. The payee had the option to convert the entire principal amount on or before April 29, 2009 into common shares of the Company based on a conversion rate of $.00345 per share. No interest was payable if the principal was converted to shares of the Company. The payee did not exercise its conversion option. The note is currently outstanding and in October 2010 the Company issued a check in the amount of $11,876 as payment in full of principal and interest which was returned un-cashed by the payee. The Company is currently in dispute regarding the expiration date of the conversion option in the agreement and the note remains in default. At June 30, 2019, accrued interest was $10,683.

The $17,500 promissory note payable to a company whose shareholders hold less than 10% in TransAct is unsecured, bears interest at 10% per annum and is due on demand. This note is currently in default. At June 30, 2019, accrued interest was $17,941.

TRANSACT ENERGY CORP.

[A Development Stage Company]

NOTES TO INTERIM FINANCIAL STATEMENTS

(Unaudited – Prepared by Management)

June 30, 2019

NOTE 4 – NOTES PAYABLE (CONTINUED)

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

The $25,000 and $15,243.90 ($20,000 CAD) promissory notes payable dated April 22, 2011 and March 31, 2011 respectively are unsecured and bear interest at 60% per annum or $2,500 and $1,445 ($2,000 CAD) respectively whichever is greater. The notes are due on demand and may be prepaid in whole or part without penalty. Accrued interest was $197,970 at June 30, 2019.

The $ 3,811 ($5,000 CAD) promissory note payable dated September 12, 2011 is unsecured and bears interest at $ 361 up to September 16, 2011 and $ 36 per diem until all principal and interest is repaid. The note is due on demand and may be prepaid in whole or part without penalty. Accrued interest was $105,301 at June 30, 2019.

The $100,000 promissory note payable dated September 30, 2013 is unsecured and is non-interest bearing.

A $22,030 promissory note payable dated February 24, 2011 to a former officer (more than 1 year ago,) bears interest of $6,000 and was due on March 4, 2011. This note is accruing interest at $360 per day for every day after March 4, 2011 until the note is repaid in full. At June 30, 2019, accrued interest was $1,100,993.

A $46,660 promissory note payable dated April 22, 2011 to a former officer (more than 1 year ago) bears interest at 1% per diem. A beneficial conversion feature of $2,750 was recorded as a discount to the notes with the offset to Additional Paid in Capital. In May 2011 the holder of the note converted $10,000 of principal into 750,000 shares of common stock and the discount was expensed to interest. The remaining balance of $36,660 is due on demand. At June 30, 2019, accrued interest was $1,103,430.

A $3,000 convertible promissory note payable to a former officer (more than 1 year ago) is secured by certain assets and equipment of the Company and bore interest at 8% per annum through the due date in November 2010 and is currently in default and bearing interest at 60% the highest lawful rate. A beneficial conversion feature of $3,000 has been recorded as a discount to the note with an offset to additional paid in capital. The discount was fully amortized in 2010. At June 30, 2019, accrued interest was $16,695.

A $10,000 convertible note dated June 22, 2015 is unsecured and bears interest at 8% per annum. The note is due on May 11, 2016 unless converted to common stock in advance of that date. At December 26, 2018, accrued interest was $3,136. The note and interest were paid out by converting these amounts to common stock.

A $9,980 short-term loan dated January 23, 2018 is unsecured and bears fixed interest of $5000 and was due March 5th, 2018.This note is currently in default. Interest at the option of the Lender may be paid in stock at a 75% discount to market. At June 30, 2019 we accrued $35,571 interest.

A $4,980 short-term loan dated February 26, 2018 is unsecured and bears fixed interest of $1500 and was due in March 2018.This note is currently in default. Interest at the option of the Lender may be paid in stock at a 75% discount to market. At June 30, 2019 we accrued $17,786 interest.

TRANSACT ENERGY CORP.

[A Development Stage Company]

NOTES TO INTERIM FINANCIAL STATEMENTS

(Unaudited – Prepared by Management)

June 30, 2019

NOTE 4 – NOTES PAYABLE (CONTINUED)

A $4,980 short-term loan dated May 29, 2018 is unsecured and bears interest of $35.71 per day and was due in June 30, 2018.This note is currently in default. At June 30, 2019 we accrued $14,179 interest.

A 60,000 short-term loan dated June 6, 2018 is unsecured and bears interest of $3,000 per day. At June 30, 2019 we accrued $1,167,000 in interest.

A $4,965 convertible note dated June 28, 2018 is unsecured and bears interest of 8% per annum. On July 13, 2018 the note was converted @ $0.1047 per share and as such is paid out.

A $3,980 short-term loan dated July 25, 2018 is unsecured and bears interest of $28.49 per day and was due in Aug 31, 2018.This note is currently in default. At June 30, 2019 we accrued $9,687 interest.

A $7,275 convertible note dated December 6, 2018 is unsecured and bears interest of 12% per annum. On January 4, 2019 the note was converted @ $0.068 per share and as such is paid out.

A $5,000 short-term loan dated January 25, 2019 is unsecured and bears interest of $28.49 per day and was due February 25, 2019.This note is currently in default. At June 30, 2019 we accrued $5,571 interest.

A $5,000 short-term loan dated February 28, 2019 is unsecured and bears interest of $28.49 per day and was due March 23, 2019.This note is currently in default. At June 30, 2019 we accrued $4,357 interest.

A $10,000 short-term loan dated April 26, 2019 is unsecured and bears interest of 71.4257 per day May 26, 2019. This note is currently in default. At June 30, 2019 we accrued $4,643 interest.

A $10,000 convertible note dated October 3, 2018 is unsecured and bears interest of 12% per annum. On July 9, 2019 the note was converted @ $0.05 per share and as such is paid out (see Note 11).

A $15,000 convertible note dated May 9, 2019 is unsecured and bears interest of 12% per annum. The note is due May 5, 2020 unless converted to common stock. At June 30, 2019 we accrued $256 interest.

NOTE 5 – NOTES PAYABLE – RELATED PARTIES

There are no notes payable to related parties at June 30, 2019

NOTE 6 - CAPITAL STOCK

Preferred Stock - The Company has authorized 10,000,000 shares of preferred stock, $.001 par value, with such rights, preferences and designations and to be issued in such series as determined by the Board of Directors. No shares are issued and outstanding at June 30, 2019.

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

June 30, 2019

NOTE 6 - CAPITAL STOCK (CONTINUED)

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

June 30, 2019

NOTE 6 - CAPITAL STOCK (CONTINUED)

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

June 30, 2019

NOTE 6 - CAPITAL STOCK (CONTINUED)

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

In June 2019, The Company authorized the issuance of 200,000 common shares pursuant to a convertible option of a note payable totaling $10,000 at $0.05 per share respectively.

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

TRANSACT ENERGY CORP.

[A Development Stage Company]

NOTES TO INTERIM FINANCIAL STATEMENTS

(Unaudited – Prepared by Management)

June 30, 2019

NOTE 8 - RELATED PARTY TRANSACTIONS

Management Compensation – The Company has accrued executive compensation of $2,083,317 to the President of the Company from inception to the period ended June 30, 2019 (See Note 10).

The Company has accrued executive compensation of $115,601 to the SVP Technology of the Company to the period ended April 1, 2016 (See Note 10).

The Company has accrued executive compensation of $254,791 to the SVP of Real Estate and Project Development of the Company to the period ended June 30, 2019 (See Note 10)

NOTE 9 - LOSS PER SHARE

The following data shows the amounts used in computing loss per share for the periods presented:

	Six Months Ended June 30, 2019	Six Months Ended June 30, 2018
Loss from operations available to common shareholders (numerator)	$(1,028,127)	$(497,405)
Weighted average number of common shares outstanding during the period used in loss per share (denominator)	58,712,243	58,700,235

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

TRANSACT ENERGY CORP.

[A Development Stage Company]

NOTES TO INTERIM FINANCIAL STATEMENTS

(Unaudited – Prepared by Management)

June 30, 2019

NOTE 10– COMMITMENTS AND CONTINGENCIES (CONTINUED)

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

Land Purchase Agreement – On October 25th, 2017 the Company through its subsidiary Puebla Z.E.W.O.P. 1, S.de R.L. de C.V. entered into a land purchase agreement for 18.42 hectares of industrial use land in El Salto, Jalisco, Mexico. In May 2019 we renewed negotiations through TransAct Energy Mexico for the lands revised at 19.57 hectares and a price of approximately $10,423,75. The deal is pending title insurance and the title preparation. We anticipate a closing in July to early August. The $90,000 deposit paid with stock will be reclaimed and settled with cash.

TRANSACT ENERGY CORP.

[A Development Stage Company]

NOTES TO INTERIM FINANCIAL STATEMENTS

(Unaudited – Prepared by Management)

June 30, 2019

NOTE 10– COMMITMENTS AND CONTINGENCIES (CONTINUED)

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

Sale of ZEWOPtm Technology – On December 31, 2018, as part of its long-term global tax strategy Transact Energy Corp sold all rights to its Zero Emissions Waste Optimization Plant technology to its wholly owned subsidiary TransAct Energy Global Limited for the sum of $20 Million USD.The Company will receive an initial payment of $2 Million USD on or before April 11th, 2019, and then $6 Million each over the years 2019, 2020 and 2021. TransAct Energy Global Limited will be responsible for disseminating the technology globally.

NOTE 11 – SUBSEQUENT EVENTS

A $10,000 convertible note dated Oct 3, 2019 is unsecured and bears interest of 12% per annum. The note was converted to common stock as of July 9, 2019 @ $0.05 per share.

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

Throughout 2010 we laid the groundwork for large power projects in South Europe, Asia and Africa; smaller projects for solar, waste to energy and hydrogen fuel cells specifically in India. We worked to secure markets for geothermal, new solar photo-voltaic, waste to energy and hydrogen fuel cell generators.

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

The Company delivered the results of the Fichtner Report to the Puebla City Staff in December of 2014. The cost of the plant was more than originally discussed because it included garbage pre-processing and their waste contained more water. This affected the required equity and although it was never stated appears to be cause of the PWC hesitation. We also found out subsequently there was legal wrangling and back room negotiations between the existing MSW concession holders and the municipal/state government, affecting their ability to sign with us. After 6 months with no movement forward for the MSW feedstock from the City of Puebla, Management set out in 2015 to secure an alternate source of MSW. The agreement we had with the Puebla Waste Consortium was terminated however the sales efforts were all to National/International companies whose interest in our products will not change with a change in location. The one hundred-million-dollar equity for the plant in Puebla disappeared with the termination of the consortium contract. An alternative source of the plant equity is being sought during 2015/16 with a variety of investors coming forward during this period. As soon as we finalize the feedstock and sales contracts we will seek to formalize the required equity.

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

In 2018 our efforts went to completing the due diligence for the El Salto site, the pre-development capital required to pay for the building-site and the completion of all preliminary design work required to secure an EPC Contractor (Engineering, Procurement and Construction) through the tender process to build the ZEWOPtm. Due diligence was completed proving the site suitable for our proposed use and the landowners have so far continued to wait for us to close on the site.

The pre-development capital was committed to as a bridge-loan, but to date has not been received.

Figure 1

Figure 1: Concept Rendering of El Salto ZEWOPtm

Plant is estimated at 31,355 sq. meters. Using approximately 7 hectares.

The first quarter of 2019 was dominated with closing the funds to build the El Salto ZEWOPtm and preparing the Company for operating status.

This quarter we renegotiated the purchase of the El Salto lands anticipating a third-quarter closing. The first non-recourse funding was initiated, with the groundwork for a second and a third established. We rekindled our relationship with the feed-stock suppliers for the El Salto pant and started the process of acquiring a sustainable geothermal technology that will provide most of the energy required to operate the plant. Our incoming COO and CPO started working through the people requirements for Mexico.

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

5.)Continue with other market entrance towards end of 2019

SUBSEQUENT EVENTS

A $10,000 convertible note dated Oct 3, 2019 is unsecured and bears interest of 12% per annum. The note was converted to common stock as of July 9, 2019 @ $0.05 per share.

On July 17, 2019 we received the amended title documents for the El Salto, lands in preparation of transfer.

RESULTS OF OPERATIONS

Results of Operations for Three Months Ending June 30, 2019 Compared to Three Months Ending June 30, 2018

We did not generate any material revenue from April 1, 2019 to June 30, 2019 as was the same for the three-month period in 2018. For the three months ended June 30, 2019 our general and administrative expenses were $153,079 compared to $180,150 for the same period in 2018. Expenses consisted primarily of compensation of $119,341, accounting $9017, advertising $492 and consulting $12,600. Compensation was $140,099, accounting $0, advertising $20,064 and consulting $15,792 for the same period ending June 30, 2018.

Interest Expense for the three months ending June 30, 2019 was $377,645 compared to $159,856 for the same period in 2018. As a result, we have reported a net loss before taxes of ($530,723) for the Three Months ended June 30, 2019 compared to a loss of ($340,006) for the same period last year.

Stock-Based Compensation Costs

There was $0 stock-based compensation recorded during the period ended June 30,2019. Any shares issued are a part of our executive compensation plan, and are issued to obtain, retain and motivate our directors, executives and employees.

LIQUIDITY AND CAPITAL RESOURCES

As of June 30, 2019, our current assets are $ 399,111 made up of prepaid expenses of $292,510, receivables of $106,370 and $231 cash on hand. Our current liabilities consist of accounts payable in the amount of $ 435,566, accrued interest of $3,816,124, compensation payable of $2,453,709 and Notes payable, net of any discount of $ 362,144.

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rules 13a-15(e) and 15d-15(e) promulgated under the Exchange Act. Based on this evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were effective at a reasonable assurance level as of June 30, 2019, the end of the period covered by this report.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

200,000 common shares were sold by way of conversion of a note payable into Company securities during the three months ended June 30, 2019.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None

ITEM 4. REMOVED AND RESERVED

None.

ITEM 5. OTHER INFORMATION.

Up to the period ended June 30, 2019, the Company worked diligently on its business and maintaining its reporting status with the SEC. However due to finances we are forced to file our Annual Report without auditors review the company is delinquent in required filings with the SEC as determined by the NASD. Because of filing unaudited statements and changes to the over the counter bulletin board (“OTCBB”) we were downgraded from the OTCQB to the OTC Pinks. When we amend our filings to include audited statements for 2012, 2013, 2014, 2015, 2016, 2017 and 2018 we can reapply to the OTCBB for a OTCQB listing. We have started the process of engaging a US accounting firm to prepare all filings and financial statements for the auditors.

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

TRANSACT ENERGY CORP.
Date: July 17, 2019
By:	/s/ Rod Bartlett
Rod Bartlett
President,
Chief Executive Officer