Form 10-Q
period 2019-09-30
TRANSACT ENERGY CORP
filed 2019-10-18
CIK 1383394

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2019.

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

(210) 888-0785
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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of September 30, 2019:

58,910,933 shares issued and outstanding

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

The accompanying financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at September 30, 2019 and 2018 and for the periods then ended have been made. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s December 31, 2018 management prepared financial statements. The results of operations for the periods ended September 30, 2019 and 2018 are not necessarily indicative of the operating results for the full year.

FINANCIAL STATEMENTS

CONTENTS
PAGE
Interim Balance Sheets	4
Interim Statements of Operations	5
Interim Statements of Cash Flows	6
Notes to Interim Financial Statements	7

TRANSACT ENERGY CORP.

(A Development Stage Company)

INTERIM BALANCE SHEET

( Unaudited - Prepared by Management)

	September 30, 2019	December 31, 2018
ASSETS
Current
Cash	$2,937	$127
Receivable	106,370	106,370
Prepaid Expenses	295,743	288,589
Total Current Assets	405,050	395,086

Capital
Furniture & Equipment	409	-
Software	-	-
Total Capital Assets	409	-

Other
Incorporation Costs	11,791	11,791
Intellectual Property	130,520	130,520
Total Other Non-Current Assets	142,311	142,311

	$547,770	$537,397
LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current
Bank indebtedness	-	-
Accounts payable	444,455	408,912
Accrued interest	4,200,561	3,074,010
Accrued interest - related party	-	-
Compensation payable	2,584,941	2,234,837
Notes payable - net of discount	367,140	334,420
Notes payable - Related parties, net of discount	-	-
Total Current Liabilities	7,597,097	6,052,179

Stockholders' Equity (Deficit)
Preferred stock, $.001 par value, 10,000,000 shares authorized no shares issued and outstanding	-	-
Common Stock, $.001 par value, 100,000,000 shares authorized 59,333,155 shares issued and outstanding	59,333	58,604
Capital in excess of par value	3,256,761	3,220,216
Subscriptions receivable	-	-
Deficit accumulated during the development stage	(10,365,421)	(8,793,602)

Total Stockholders' Equity (Deficit)	(7,049,327)	(5,514,782)

	$547,770	$537,397

The accompanying notes are an integral part of these financial statements.

TRANSACT ENERGY CORP.

(A Development Stage Company)

INTERIM STATEMENTS OF OPERATIONS

( Unaudited - Prepared by Management)

	Cumulative from inception March 15, 2006 September 30, 2019	Three months ended September 30, 2019	Nine months ended September 30, 2019	Three months ended September 30, 2018	Nine months ended September 30, 2018

REVENUE	$12,440	$-	$-	$-	$-

EXPENSES
General and administrative	5,649,622	159,254	445,268	159,315	593,939
Unsuccessful lease purchases	18,673	-	-	-	-

Total Expenses	5,668,295	159,254	445,268	159,315	593,939

LOSS BEFORE OTHER INCOME (EXPENSE)	(5,655,855)	(159,254)	(445,268)	(159,315)	(593,939)

Interest income	50,954	-	-	-	-
Interest expense	(4,483,226)	(384,436)	(1,126,551)	(369,575)	(610,047)
Gain on debt settlement	34,864	-	-	-	-
Loss on write off of investment in lease	(12,684)	-	-	-	-
Allowance for loss on loans receivable and related interest	(299,474)	-	-	-	-

LOSS FROM OPERATIONS
BEFORE INCOME TAXES	(10,365,421)	(543,690)	(1,571,819)	(528,890)	(1,203,986)

CURRENT TAX EXPENSE	-	-	-	-	-

DEFFRRED TAX EXPENSE	-	-	-	-	-

NET LOSS	$(10,365,421)	$(543,690)	$(1,571,819)	$(528,890)	$(1,203,986)

LOSS PER COMMON SHARE		$(0.009)	$(0.027)	$(0.009)	$(0.021)

The accompanying notes are an integral part of these financial statements.

TRANSACT ENERGY CORP.

(A Development Stage Company)

INTERIM STATEMENTS OF CASH FLOWS

( Unaudited - Prepared by Management)

	Cumulative from inception March 15, 2006 to September 30, 2019	Nine months ended September 30, 2019	Nine months ended September 30, 2018

Cash Flow From Operating Activities:
Net loss for the period	$(10,365,421)	$(1,571,819)	$(675,096)
Adjustments to reconcile net loss to cash used by operating activities:
Stock issued for services	1,095,720	-	-
Stock issued for expenses	94,313	-	-
Debt issued for services	12,847	-	-
Amortization	5,877	205	-
Loss on write off of investment in lease	12,684	-	-
Allowance for interest receivable	50,954	-	-
Allowance for loans receivable	248,521	-	-
Interest expense from beneficial conversion feature on notes payable	124,548	-	-
Loss on stock subscriptions receivable	550,431	-	-
Gain on debt settlement	(34,864)	-	-
Change in assets and liabilities:
Decrease (Increase) in interest receivable	(50,954)	-	-
Decrease (Increase) in prepaid expenses	(295,743)	(7,154)	(148,140)
Decrease (Increase) in accounts receivable	(106,370)	-	(1,657)
Increase (decrease) in accounts payable	444,455	35,543	78,072
Increase in compensation payable	2,584,941	350,104	295,308
Increase in accrued interest	4,200,561	1,126,551	240,472
Net Cash (used) by Operating Activities	(1,427,500)	(66,570)	(211,041)

Cash Flows From Investing Activities:
Acquisition of oil and gas leases	(12,684)	-	-
Acquisition of Intellectual Property	(130,520)	-	-
Purchase of software	-	-	-
Purchase of furniture & equipment	(614)	(614)	-
Loans receivable	(263,521)	-	-
Proceeds from loans receivable	15,000	-	-
Net Cash (Used) by Investing Activities	(392,339)	(614)	-

Cash Flow From Financing Activities
Proceeds from common stock issuance	3,316,094	37,274	128,680
Proceeds received for stock not yet issued	-	-	-
Stock offering costs	(13,263)	-	-
Proceeds from notes payable	404,415	69,995	84,885
Repayment of notes payable	(1,884,470)	(37,275)	-
Net Cash Provided by Financing Activities	1,822,776	69,994	213,565

Net Increase (Decrease) in Cash	2,937	2,810	2,524

Cash (Bank Indebtedness) at Beginning of Period	-	127	142

Cash at End of Period	$2,937	$2,937	$2,666

Supplemental Disclosures of Cash Flow Information:
Cash paid during the period for:
Interest	$-	$-	$-
Income taxes	$-	$-	$-

Supplemental Schedule of Noncash Investing and Financing Activities:
For the six month period ended September 30, 2018 and 2017:
Shares issued for services	$1,307,916	$-	$22,500
Shares issued on conversion of debt	$1,623,262	$37,275	$10,000
Shares issued for acquisition	$220,250	$-	$90,000
Shares issued to shareholders in exchange	$-	$-	$-
for free trading shares	$554,744	$-	$-
Subscriptions receivable	$(550,431)	$-	$-
Beneficial conversion feature on notes payable	$59,084	$-	$-

The accompanying notes are an integral part of these financial statements.

TRANSACT ENERGY CORP.

[A Development Stage Company]

FINANCIAL STATEMENTS

September 30, 2019

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

FINANCIAL STATEMENTS

September 30, 2019

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

NOTE 3 - SOFTWARE Accumulated Net Book Value

	Cost	Amortization	September 30, 2019	December 31, 2018
Software	$3,480	$3,480	$0	$0

NOTE 4 – NOTES PAYABLE

The $10,000 convertible promissory note payable to a company whose shareholders hold less than 10% in TransAct is unsecured, bears interest at 10% per annum and was due and payable on March 31, 2010. The payee had the option to convert the entire principal amount on or before April 29, 2009 into common shares of the Company based on a conversion rate of $.00345 per share. No interest was payable if the principal was converted to shares of the Company. The payee did not exercise its conversion option. The note is currently outstanding and in October 2010 the Company issued a check in the amount of $11,876 as payment in full of principal and interest which was returned un-cashed by the payee. The Company is currently in dispute regarding the expiration date of the conversion option in the agreement and the note remains in default. At September 30, 2019, accrued interest was $10,935.

The $17,500 promissory note payable to a company whose shareholders hold less than 10% in TransAct is unsecured, bears interest at 10% per annum and is due on demand. This note is currently in default. At September 30, 2019, accrued interest was $18,382.

TRANSACT ENERGY CORP.

[A Development Stage Company]

FINANCIAL STATEMENTS

September 30, 2019

(Unaudited – Prepared by Management)

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

The $25,000 and $15,243.90 ($20,000 CAD) promissory notes payable dated April 22, 2011 and March 31, 2011 respectively are unsecured and bear interest at 60% per annum or $2,500 and $1,445 ($2,000 CAD) respectively whichever is greater. The notes are due on demand and may be prepaid in whole or part without penalty. Accrued interest was $204,057 at September 30, 2019.

The $ 3,811 ($5,000 CAD) promissory note payable dated September 12, 2011 is unsecured and bears interest at $ 361 up to September 16, 2011 and $ 36 per diem until all principal and interest is repaid. The note is due on demand and may be prepaid in whole or part without penalty. Accrued interest was $108,521 at September 30, 2019.

The $100,000 promissory note payable dated September 30, 2013 is unsecured and is non-interest bearing.

A $22,030 promissory note payable dated February 24, 2011 to a former officer (more than 1 year ago,) bears interest of $6,000 and was due on March 4, 2011. This note is accruing interest at $360 per day for every day after March 4, 2011 until the note is repaid in full. At September 30, 2019, accrued interest was $1,134,113.

A $46,660 promissory note payable dated April 22, 2011 to a former officer (more than 1 year ago) bears interest at 1% per diem. A beneficial conversion feature of $2,750 was recorded as a discount to the notes with the offset to Additional Paid in Capital. In May 2011 the holder of the note converted $10,000 of principal into 750,000 shares of common stock and the discount was expensed to interest. The remaining balance of $36,660 is due on demand. At September 30, 2019, accrued interest was $1,137,461.

A $3,000 convertible promissory note payable to a former officer (more than 1 year ago) is secured by certain assets and equipment of the Company and bore interest at 8% per annum through the due date in November 2010 and is currently in default and bearing interest at 60% the highest lawful rate. A beneficial conversion feature of $3,000 has been recorded as a discount to the note with an offset to additional paid in capital. The discount was fully amortized in 2010. At September 30, 2019, accrued interest was $17,149.

A $10,000 convertible note dated June 22, 2015 is unsecured and bears interest at 8% per annum. The note is due on May 11, 2016 unless converted to common stock in advance of that date. At December 26, 2018, accrued interest was $3,136. The note and interest were paid out by converting these amounts to common stock.

A $9,980 short-term loan dated January 23, 2018 is unsecured and bears fixed interest of $5000 and was due March 5th, 2018.This note is currently in default. Interest at the option of the Lender may be paid in stock at a 75% discount to market. At September 30, 2019 we accrued $42,143 interest.

A $4,980 short-term loan dated February 26, 2018 is unsecured and bears fixed interest of $1500 and was due in March 2018.This note is currently in default. Interest at the option of the Lender may be paid in stock at a 75% discount to market. At September 30, 2019 we accrued $21,071 interest.

TRANSACT ENERGY CORP.

[A Development Stage Company]

FINANCIAL STATEMENTS

September 30, 2019

(Unaudited – Prepared by Management)

NOTE 4 – NOTES PAYABLE (CONTINUED)

A $4,980 short-term loan dated May 29, 2018 is unsecured and bears interest of $35.71 per day and was due in June 30, 2018.This note is currently in default. At September 30, 2019 we accrued $17,464 interest.

A 60,000 short-term loan dated June 6, 2018 is unsecured and bears interest of $3,000 per day. At September 30, 2019 we accrued $1,443,000 in interest.

A $4,965 convertible note dated June 28, 2018 is unsecured and bears interest of 8% per annum. On July 13, 2018 the note was converted @ $0.1047 per share and as such is paid out.

A $3,980 short-term loan dated July 25, 2018 is unsecured and bears interest of $28.49 per day and was due in Aug 31, 2018.This note is currently in default. At September 30, 2019 we accrued $12,308 interest.

A $7,275 convertible note dated December 6, 2018 is unsecured and bears interest of 12% per annum. On January 4, 2019 the note was converted @ $0.068 per share and as such is paid out.

A $5,000 short-term loan dated January 25, 2019 is unsecured and bears interest of $28.49 per day and was due February 25, 2019.This note is currently in default. At September 30, 2019 we accrued $8,857 interest.

A $5,000 short-term loan dated February 28, 2019 is unsecured and bears interest of $28.49 per day and was due March 23, 2019.This note is currently in default. At September 30, 2019 we accrued $7,643 interest.

A $10,000 short-term loan dated April 26, 2019 is unsecured and bears interest of 71.4257 per day May 26, 2019. This note is currently in default. At September 30, 2019 we accrued $11,214 interest.

A $10,000 convertible note dated October 3, 2018 is unsecured and bears interest of 12% per annum. On July 9, 2019 the note was converted @ $0.05 per share and as such is paid out (see Note 11).

A $15,000 convertible note dated May 9, 2019 is unsecured and bears interest of 12% per annum. The note is due May 5, 2020 unless converted to common stock. At September 30, 2019 we accrued $710 interest.

A $10,000 convertible note dated July 25, 2019 is unsecured and bears interest of 12% per annum. The note is due July 24, 2020 unless converted to common stock. At September 30, 2019 we accrued $930 interest.

A $5,000 short-term loan dated August 26, 2019 is unsecured and bears interest of 35.7143 per day August 26, 2019. This note is currently in default. At September 30, 2019 we accrued $1,250 interest.

NOTE 5 – NOTES PAYABLE – RELATED PARTIES

There are no notes payable to related parties at September 30, 2019

NOTE 6 - CAPITAL STOCK

Preferred Stock - The Company has authorized 10,000,000 shares of preferred stock, $.001 par value, with such rights, preferences and designations and to be issued in such series as determined by the Board of Directors. No shares are issued and outstanding at September 30, 2019.

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

TRANSACT ENERGY CORP.

[A Development Stage Company]

FINANCIAL STATEMENTS

September 30, 2019

(Unaudited – Prepared by Management)

NOTE 6 – CAPITAL STOCK (CONTINUED)

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

TRANSACT ENERGY CORP.

[A Development Stage Company]

FINANCIAL STATEMENTS

September 30, 2019

(Unaudited – Prepared by Management)

NOTE 6 – CAPITAL STOCK (CONTINUED)

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

TRANSACT ENERGY CORP.

[A Development Stage Company]

FINANCIAL STATEMENTS

September 30, 2019

(Unaudited – Prepared by Management)

NOTE 6 – CAPITAL STOCK (CONTINUED)

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

In July 2019, The Company authorized the issuance of 200,000 common shares pursuant to a convertible option of a note payable totaling $10,000 at $0.05 per share respectively.

In September 2019, The Company authorized the issuance of 222,222 common shares pursuant to a convertible option of a note payable totaling $10,000 at $0.045 per share respectively.

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

TRANSACT ENERGY CORP.

[A Development Stage Company]

FINANCIAL STATEMENTS

September 30, 2019

(Unaudited – Prepared by Management)

NOTE 8 - RELATED PARTY TRANSACTIONS

Management Compensation – The Company has accrued executive compensation of $2,145,312 to the CEO and President of the Company from inception to the period ended September 30, 2019 (See Note 10).

The Company has accrued executive compensation of $20,833 to the Chief People Officer of the Company to the period ended September 30, 2019 (See Note 10).

The Company has accrued executive compensation of $115,601 to the SVP Technology of the Company to the period ended April 1, 2016 (See Note 10).

The Company has accrued executive compensation of $301,041 to the SVP of Real Estate and Project Development of the Company to the period ended September 30, 2019 (See Note 10)

NOTE 9 - LOSS PER SHARE

The following data shows the amounts used in computing loss per share for the periods presented:

	Three months ended September 30, 2019	Nine months ended September 30, 2019	Three months ended September 30, 2018	Three months ended September 30, 2018
Loss available to common shareholders (numerator)	$(543,690)	$(1,571,819)	$(528,890)	$(1,203,986)
Weighted average number of common shares outstanding during the period used in loss per share (denominator)	56,841,065	58,841,065	56,553,682	56,553,682

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

To facilitate the terms of this agreement the Company by way of special resolution identified certain shareholders of the Company that had enough unrestricted common shares and agreed to replace the unrestricted shares with restricted common shares plus an incentive of an additional 10% of bonus shares. In May 30, 2012 the Company issued 3,316,500 common shares, including 301,500 bonus shares, valued at $.036 per share. In June 2014, the company returned the original $20,000, the shares remain outstanding.

TRANSACT ENERGY CORP.

[A Development Stage Company]

FINANCIAL STATEMENTS

September 30, 2019

(Unaudited – Prepared by Management)

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

This agreement has been amended to November 15, 2019 closing date, with a weekly penalty of $25,000 starting October 1, 2019.

TRANSACT ENERGY CORP.

[A Development Stage Company]

FINANCIAL STATEMENTS

September 30, 2019

(Unaudited – Prepared by Management)

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

Compensation agreement – On September 1, 2018 the Company contracted for a Chief People Officer. The Agreement pays an annual base salary of $275,838 (250K Euro) starting September 2019, with bonus provisions if performance expectations met.

NOTE 11 – SUBSEQUENT EVENTS

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

The Company delivered the results of the Fichtner Report to the Puebla City Staff in December of 2014. The cost of the plant was more than originally discussed because it included garbage pre-processing and their waste contained more water. This affected the required equity and although it was never stated appears to be cause of the PWC hesitation. We also found out subsequently there was legal wrangling and back room negotiations between the existing MSW concession holders and the municipal/state government, affecting their ability to sign with us. After 6 months with no movement forward for the MSW feedstock from the City of Puebla, Management set out in 2015 to secure an alternate source of MSW. The agreement we had with the Puebla Waste Consortium was terminated however the sales efforts were all to National/International companies whose interest in our products will not change with a change in location. The one hundred-million-dollar equity for the plant in Puebla disappeared with the termination of the consortium contract. An alternative source of the plant equity is being sought during 2015/16 with a variety of investors coming forward during this period. As soon as we finalize the feedstock and sales contracts, we will seek to formalize the required equity.

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

2016 we focused on finalizing contracts for the required MSW feedstock. The results were a signed memorandum of understanding (MOU) with a private contractor in Mexico City and a municipality outside of Asuncion, Paraguay; a letter of invitation from the Republic of Panama; and a formal proposal to a municipality in the State of Jalisco, Mexico now awaiting the formal request for proposal coming in 2017. The Mexico City MOU was followed in December 2016 with a Waste Supply Agreement. Each opportunity was negotiated to satisfy our need for thirteen-hundred and twenty metric tons per day of MSW feedstock per ZEWOPtm.

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

From April through June 2019, we continued to meet with members of the new Mexican government to forward our waste management approach in Mexico, renegotiated the purchase of the El Salto lands anticipating a third-quarter closing. The first non-recourse funding was initiated, with the groundwork for a second and a third established. We rekindled our relationship with the feed-stock suppliers for the El Salto plant and started the process of acquiring a sustainable geothermal technology that will provide most of the energy required to operate the plant. Our incoming COO and CPO started working through the people requirements for Mexico.

In our third quarter we continued preparations related to an operating status in anticipation of receiving funds. We acquired another Irish corporation to hold our physical assets in Ireland as we start the search for facilities to house our global accounting, human resources and research/development offices in Dublin. To that end Christina Kenny officially came on as our Chief People Officer starting the process of identifying our first hires for both the global administration and the El Salto ZEWOPtm.

Although we have several funding initiatives moving towards a conclusion they did not close during the quarter and as such we have continued to open new doors for both Bridge Capital and complete funding. This period has been very productive in opening up a variety of financial opportunities both for the present and the future.

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

ZEWOPtm can demonstrate to Mexico and the World a municipal scale solution to managing waste without emissions and land filling. Although we have been approached to build in the other North American cities, we feel the market is best approached when the first ZEWOPtm is fully operational to garner government agency support. This will ensure a smoother entry into the other North American markets, once we break ground, we will make sure major waste generators throughout the US and Canada are aware of our process, so we get on the technology review lists.

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

5.)Continue with other market entrance towards end of 2019

SUBSEQUENT EVENTS

None

RESULTS OF OPERATIONS

Results of Operations for Three Months Ending September 30, 2019 Compared to Three Months Ending September 30, 2018

We did not generate any material revenue from July 1, 2019 to September 30, 2019 as was the same for the three-month period in 2018. For the three months ended September 30, 2019 our general and administrative expenses were $159,254 compared to $159,315 for the same period in 2018. Expenses consisted primarily of compensation of $142,328, accounting $950, travel $930 and consulting $11,800. Compensation was $119,586, accounting $9,721, travel $453 and consulting $23,931 for the same period ending September 30, 2018.

Interest Expense for the three months ending September 30, 2019 was $384,436 compared to $369,575 for the same period in 2018. As a result, we have reported a net loss before taxes of ($543,691) for the Three Months ended September 30, 2019 compared to a loss of ($528,890) for the same period last year.

Results of Operations for the Nine Months Ended September 30, 2019 Compared to the Nine Months Ended September 30, 2018

We did not generate any revenue from January 1, 2019 to September 30, 2019 as was the same for the nine-month period in 2018. For the nine months ended September 30, 2019 our general and administrative expenses were $445,267.65 compared to $593,939 for the same period in 2018. The main expenses for both periods were compensation and interest. As a result, we have reported a net loss of $(1,571,818) for the Nine Month period ended September 30, 2019 compared to $(1,203,985) for the same period in 2018.

Stock-Based Compensation Costs

There was $0 stock-based compensation recorded during the period ended September 30,2019. Any shares issued are a part of our executive compensation plan, and are issued to obtain, retain and motivate our directors, executives and employees.

LIQUIDITY AND CAPITAL RESOURCES

As of September 30, 2019, our current assets are $ 405,050 made up of prepaid expenses of $295,743, receivables of $106,370 and $2,937 cash on hand. Our current liabilities consist of accounts payable in the amount of $ 444,455, accrued interest of $ 4,200,561, compensation payable of $2,584,941 and Notes payable, net of any discount of $ 367,140.

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rules 13a-15(e) and 15d-15(e) promulgated under the Exchange Act. Based on this evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were effective at a reasonable assurance level as of September 30, 2019, the end of the period covered by this report.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

422,222 common shares were sold by way of conversions of a notes payable into Company securities during the three months ended September 30, 2019.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None

ITEM 4. REMOVED AND RESERVED

None.

ITEM 5. OTHER INFORMATION.

Up to the period ended September 30, 2019, the Company worked diligently on its business and maintaining its reporting status with the SEC. However due to finances we are forced to file our Annual Report without auditors review the company is delinquent in required filings with the SEC as determined by the NASD. Because of filing unaudited statements and changes to the over the counter bulletin board (“OTCBB”) we were downgraded from the OTCQB to the OTC Pinks. When we amend our filings to include audited statements for 2012, 2013, 2014, 2015, 2016, 2017 and 2018 we can reapply to the OTCBB for a OTCQB listing. We have started the process of engaging a US accounting firm to prepare all filings and financial statements for the auditors.

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

TRANSACT ENERGY CORP.
Date: October 17, 2019
	By:	/s/ Rod Bartlett
Rod Bartlett
President
Chief Executive Officer