Form 10-K
period 2019-12-31
TRANSACT ENERGY CORP
filed 2020-02-13
CIK 1383394

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2019

or

[   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________ to _____________

Commission file number 333-139746

TRANSACT ENERGY CORP.

(Exact name of registrant as specified in its charter)

Nevada	98-0515445
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1225 E Sunset Dr, STE 145 – 367 Bellingham, WA 98226 United States

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [   ] No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X] .

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

[ ]	Large accelerated filer	[ ]	Accelerated filer
[ ]	Non-accelerated filer (Do not check if a smaller reporting company)	[X]	Smaller reporting company

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).[   ] Yes [X] No

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter. On June 30th, 2019 the aggregate market value of the voting stock of Transact Energy Corp. held by non-affiliates of the registrant was $1,242,095.

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date: As of December 31, 2019, we had issued and outstanding 59,333,155 shares common stock, $.001 par value

APPLICABLE ONLY TO REGISTRANTS INVOLVED IN BANKRUPTCY

PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.[   ] Yes [   ] No

DOCUMENTS INCORPORATED BY REFERENCE

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

The Company's current corporate structure results from the issuance of founding shares equal to nine million four hundred thousand (9,400,000), an initial public offering (IPO) of one million one hundred and two thousand shares (1,102,000) at twenty-five cents ($0.25), the acquisition of a technology asset of two million six hundred thousand shares (2,600,000) and forty-six million two hundred and thirty-one thousand, one-hundred and fifty five (46,231,155) shares for operations (including consulting, management and debt settlement).

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

Item 1. Business.

Our History and Business

Our business is to use sustainable technology to produce energy products. TransAct Energy Corp has transitioned from its original focus of developing raw energy resources to optimizing solid waste into above ground resources/assets.

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

Throughout 2014 TransAct worked to finalize the engineering review and agreements necessary to develop the first ZEWOPtm in Puebla, Mexico. The plant under design was capable of processing 1320 metric tons per day of Municipal Solid Waste (“MSW”) and was estimated to cost approximately three hundred million dollars. In late November Fichtner Consulting Engineers reported they believed the ZEWOPtm could process the MSW 100% into useable products without emissions. The Fichtner report provided TransAct the opportunity to submit the Waste Supply Agreement to the Municipality of Puebla, prepare off-take agreements for interested buyers of the ZEWOPtm products and formalize the share purchase agreement with the Puebla Waste Consortium (“PWC”). PWC intended on providing 30% of the capital required to build the ZEWOPtm, while TransAct negotiates third party lenders for the remaining 70% of the cost through debt instruments.

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

2016 we focused on finalizing contracts for the required MSW feed-stock. The results were a signed memorandum of understanding (MOU) with a private contractor in Mexico City and a municipality out side of Asuncion, Paraguay; a letter of invitation from the Republic of Panama; and a formal proposal to a municipality in the State of Jalisco, Mexico now awaiting the formal request for proposal coming in 2017. The Mexico City MOU, was followed in December 2016 with a Waste Supply Agreement. Each opportunity was negotiated to satisfy our need for thirteen-hundred and twenty metric tons per day of MSW feed-stock per ZEWOPtm.

2017 was Transacts break through year as it finally secured the required feedstock under long-term contract for its first ZEWOPtm to be in Mexico’s second largest city Guadalajara. We immediately secured a strategically located industrial site in El Salto and have proceeded to pre-sell the products from the future ZEWOPtm.

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

2019 was dominated with closing the funds to build the El Salto ZEWOPtm and preparing the Company for operating status. This included continued meetings with members of the new Mexican government to forward our waste management approach in Mexico, and renegotiating the purchase of the El Salto lands anticipating a closing. We started the process of acquiring a sustainable geothermal technology that will provide most of the energy required to operate the ZEWOPtm. Our incoming COO and CPO started working through the people requirements for Mexico.

We acquired another Irish corporation to hold our physical assets in Ireland as we start the search for facilities to house our global accounting, human resources and research/development offices in Dublin. To that end Christina Kenny officially came on as our Chief People Officer starting the process of identifying our first hires for both the global administration and the El Salto ZEWOPtm.

Although we have several funding initiatives moving towards a conclusion they did not close during the year and as such we have continued to open new doors for both Bridge Capital, Venture Capital and complete funding programs. This period has been very productive in opening a variety of financial opportunities both for the present and the future.

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

The development of the first two ZEWOPtm give us the opportunity to recruit and train project mangers capable of managing with our EPC contractors the development of each new ZEWOPtm. Focusing on stream lining the supply chain of required materials and equipment.

During the estimated twenty-four to 30 months it will take to get the first two ZEWOPtm underway, we intend on imbedding a team in Europe to secure feedstock and development sites for the next twenty ZEWOPtm. This approach will be continued around the globe, selecting major markets that are politically and economically ready to adopt our approach to waste optimization. Provided that early in 2020 we secure the funds required for the El Salto, ZEWOPtm in our bank accounts as planned, our pre-described timeline will start.

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

TransAct intends on establishing the manufacturing of our proprietary reactors in Mexico in 2020. We have already initiated discussions for a joint venture agreement with an ISO 9001 and ASME capable manufacturer. Our facility would supply the demand for both Mexico, South America, Central America, Canada and the USA.

ZEWOPtm can demonstrate to Mexico and the World a municipal scale solution to managing waste without emissions and land filling. Although we have been approached to build in the other North American cities we feel the market is best approached when the first ZEWOPtm is fully operational to garner government agency support. This will insure a smoother entry into the other North American markets, once we break ground we will make sure major municipalities throughout the US and Canada are aware of our process so we get on the technology review lists.

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

Our target ZEWOPtm product customers include airlines, shipping companies, bus companies, trucking companies or fuel retailers requiring direct blend green fuels to meet legislated targets. The EU 20/20 legislation started on January 1st of 2015, requires a 20% green fuel blend by 2020. It creates customers needing a green fuel that can blend with existing refined fuels. Any airplane or ship landing in the EU will need 15% of its fuel to be green starting 2015 we anticipate being able to use our fuels going forward in this capacity upon EU certification. Our customers also include friction product manufacturers (brake pads, clutch plates, sanding disks) and wood product manufacturers (plywood, particle board, OSB etc.) that utilize phenol resins in their manufacturing process. We target manufacturers of biodegradable plastics and pharmaceuticals for our Levoglucosan. Tire and rubber manufacturers, lithographers and printers requiring high quality carbon black are customers. Waxes for the cosmetic industry, paraffin waxes for a variety of other uses including candles, along with high grade lubricating oils are ZEWOPtm products. We produce fertilizers for the agricultural industry, a brick mix for the construction industry, a variety of reclaimed metals, and purified (distilled) water. Acetic acid and furfural are manufactured for industrial chemical manufacturers. We have a diverse mix of products and potential customers.

Employees

At December 31, 2019, the Company has a combined CEO/CFO, a Chief People Officer and an SVP Real Estate Development under contract with everyone else required by the company being fulfilled by consultants on a demand basis. Going forward we have pending agreements for a CFO, COO, CMO, SVP Operations Europe, a SVP Operations Mexico a VP Corporate Communications, and two Project Managers.

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

Dependence on Few Customers

The waste being supplied to each ZEWOPtm comes from millions of residences of a city; however, the contract is awarded by one customer typically. Heavy dependency on one customer for the feedstock is mitigated by the form of agreement, long-term and guaranteed provided we stay operational. In the future we may be able to set up direct agreements with homeowners and businesses to purchase there waste materials.

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

The success of our business relies on retaining our key personnel. We are dependent upon the services of our President and Chief Executive Officer, Roderick C. Bartlett, our Chief Financial Officer, Rod Bartlett, our Director and future COO Joe F. Dickson our Director and CPO, Christina Kenny, our Director and Incoming CFO , Karie Elsasser. The loss of any of their services could have a material adverse effect upon us. As of the date of this report, the Company has executed compensation agreements with some of these persons but does not hold key-man insurance on any of them.

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

•is listed in the "pink sheets" or on the NASD OTC Bulletin Board,

•has a price per share of less than $5.00 and

•is issued by a company with net tangible assets less than $5 million.

The penny stock trading rules impose additional duties and responsibilities upon broker-dealers and salespersons effecting purchase and sale transactions in common stock and other equity securities, including:

•determination of the purchaser's investment suitability,

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

Item 2. Properties.

Our principal mailing address is 1225 E Sunset Dr, STE 145 – 367 Bellingham, WA 98226 United States. Our telephone number is 210-888-0785.

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

As of December 31st, 2019, there are 91 active shareholders of record holding 46,158,780 restricted shares of the Company’s common stock and 13,174,375 unrestricted shares eligible for trading of which 9,553,143 are considered active shares. The total issued and outstanding is 59,333,155 shares of common stock. The holders of common stock are entitled to one vote for each share held of record on all matters submitted to a vote of stockholders. Holders of the common stock have no pre-emptive rights and no right to convert their common stock into any other securities. There are no redemption or sinking fund provisions applicable to the common stock.

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

Item 6. Selected Financial Data.

Not Applicable.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The root of our business is turning municipal solid waste into an above ground asset, in other words all that wood, oil, aluminium, copper, iron, cotton and other materials harvested from the planet that we use in consumer items and then throw away when we are done with it can be put back into the economy using automation, robotics, AI, IoT combined with sophisticated hardware, chemical and mechanical knowhow. Our business will do this utilizing advanced sources of sustainable energy, so each plant is autonomous and becomes completely emissions free exemplifying sustainable industry. This is a big undertaking for a start up which is what we are even after existing for fourteen years. Our management discussion and analysis will reflect the capital struggle we have had to get to the point we are now.

We initially transitioned to a sustainability focus in 2008, it took us another 5 years to acquire and settle into our waste optimization role which is discussed in our history. The total focus now of TransAct Energy’s business resources over the past 6 years has been bringing a municipal scale (1000 tonnes of municipal solid waste per day or greater) zero-emissions waste optimization plant to market. This involved bringing credibility to the concept and design by engaging third party verification from a globally recognized engineering firms so that the controllers of the waste and financiers of industry would at least give us an audience.

Over the last few years we have been able to secure the components required to bring to fruition the all important first ZEWOPtm, the feedstock (1320 metric tons per day of MSW under a long-term contract), a suitable site (industrial land at least 7 hectares in size, with applicable zoning and no ground contamination), pre-sales of our products (getting commitments out of credible end users) and financing commitments for the complete project. What we have not been able to do yet is get the pre-development capital approximately $20 Million required to satisfy the long-term money, that requires we have a guaranteed EPC contract and the offtake agreements in place. This requires we pay for the land, obtain working drawings for tendering the EPC contract, award the EPC and then based on that timeline finalize the offtakes. To obtain the $20 Million, we must constantly find and communicate with potential sources of this money (private funds, hedge funds, venture funds, institutions).

To fund our development stage process, we have raised our operating capital through short-term loans and convertible notes as previously discussed and we will have to continue this practice until we raise the next $20 Million. Over the 14 years we have existed we have accumulated an $11 Million deficit, almost half of this can be accounted for in $5 Million of interest on less than $400K in what were supposed to be short term loans. The interest associated with these loans was negotiated based on a quick repayment that did not occur. We continue to accrue the interest on its original terms until we can repay the same. A large portion of the balance of the deficit can be attributed to compensation whether consultants or employees and will escalate from this point forward as we must enlarge the team as we get closer to completing the predevelopment capital raise. Up to this point we have $2.8 Million in compensation outstanding. Of the deficit $3.3 Million has been raised through the company’s common stock over the past ten years the balance sits as outstanding liabilities primarily the interest and compensation accrual.

The incorporations and the pre-development work are reflected on our balance sheet under current assets and other non-current assets. The engineering, accounting and legal works resulted in some additional accounts payable.

Financing efforts for the ZEWOPtm in, Mexico although progressing, have not resulted in material contracts and as such did not impact on our financial results other than as discussed herein. Market development efforts will not be material and reflected in our financial statements until bona fide’ agreements are monetized.

Plan of Operation

For the 2020 year the Company’s focus is to:

1.)Secure working capital for the Company significant enough to maintain accounts payable as current and fund day to day corporate costs through to cash-flow from first operations, including expansion of corporate management team in order facilitate global dissemination of ZEWOPtm;

2.)Secure pre-development capital in order to facilitate items 3) a. through 3) f. which meets requirements for balance of funding commitments;

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

4.)Finalize second Mexico ZEWOPtm contracts to launch development in 2020/2021.

5.)Continue with European market entrance towards end of 2021 including the establishment of our Global Accounting /Research and Development Center in Ireland.

Results of Operations

Period from January 1, 2019 to December 31, 2019

We generated no revenue from January 1, 2019 to December 31, 2019. For the year ended December 31, 2019 our general administrative expenses were $ 690,277. Currently our general administrative expenses consist primarily of compensation (90%) and consulting (5%). During 2019 we recorded interest expense of $1,514,926 because of notes payable. Thus, we have reported a net loss of $2,205,203 for the period ended December 31, 2019. Our total net loss from inception on March 15, 2006 through December 31, 2019 was $10,998,805.

Stock-Based Compensation Costs

Stock-based compensation represents 2,45% of the Company’s operating expenses for the fiscal year ended December 31, 2019. The stocks are a part of our annual executive compensation plan, and are issued to obtain, retain and motivate our directors, executives and employees.

Liquidity and Capital Resources

At December 31, 2019, we had total assets of $545,411. Our Current assets are $402,767. We have completely written down our software and computers are $333. Current liabilities at December 31, 2019 totaled $ 8,228,122 they consisted of accounts payable in the amount of $442,571, accrued interest of $4,588,936, compensation payable in the amount of $2,819,485, notes payable net in the amount of $377,130.

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

Need for Additional Financing

We estimate our upcoming operating expenses to increase substantially as we transcend from development stage to operating stage and maybe as much as $20,000,000.00 this year. We do not have any commitments for capital expenditures however we do anticipate entering into commitments to secure acquisitions. We believe we will need additional funds to cover our expenses and acquisitions for the next twelve months. Our need for capital may change dramatically as we pursue our business plan during that period. At present, we have no material understandings, commitments or agreements with respect to the acquisition of any business venture or capital commitments. Further, we cannot assure that we will be successful in consummating business opportunities on favourable terms or we will be able to profitably manage any business opportunities. Should we require additional capital, we may seek additional advances from officers, sell common stock or find other forms of debt financing.

Off Balance Sheet Arrangements

As of December 31, 2019, the Company does not have any off-balance sheet arrangements.

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rules 13a-15(e) and 15d-15(e) promulgated under the Exchange Act and based on the criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were effective at a reasonable assurance level as of December 31, 2019, the end of the period covered by this Report. However anticipating greater levels of business activity in the near term we expect that we will require a financial controller in order to maintain our disclosure controls and procedures. Steps have been taken to bring on this person in a timely manner.

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

Our management, with the participation of the President, evaluated the effectiveness of the Company’s internal control over financial reporting as of December 31, 2019. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework. Based on this evaluation, our management, with the participation of the President, concluded that, as of December 31, 2019, our internal control over financial reporting was effective.

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

Item 9B. Other Information.

There are no further disclosures. All information that was required to be disclosed in 2019 has been disclosed.

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

NAME	AGE	POSITION
Roderick C. Bartlett (1)	63	CEO acting CFO and Director Corporate Secretary
Joseph F. Dickson (1) (2)	64	Director
Karie Elsasser (2)	49	Director
Christina Kenny (1)	43	Chief People Officer, Director
Tina VanderHeyden (2)	68	Director

(1)Member of the Compensation and Governance Committees.

(2)Independent Director.

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

Karie Elsasser. Director Karie Elsasser is a senior level executive with 20 years’ experience in banking, finance and commodities. Most recently Karie serves as the CFO for Native Fuels a Wisconsin based company supporting the development of First Nation assets and resources both Nationally and Internationally in a sustainable way through assisting in the business development process including planning, sourcing technology partnerships, finance and commodity sales. Karie also owned and operated her own successful mortgage brokerage for a period of five years prior. Earlier Ms. Elsasser was a senior loans officer with Washington Mutual.

Christina Kenny. Chief People Officer and Director was the CPO at ABTRAN a customer and business process management solution provider , from November 2017 thru August 2019, CPO-Global at Voxpro Ireland and International a multilingual customer experience & technical support solution provider from September 2016 to October 2017, the CEO, Change by Design, Scotsdale, AZ a management consulting firm from 2012 to Jan. 2016 and the Chief Admin Officer and SVP People at NTRplc US and Ireland an international renewable energy group from June 2008 to June 2012. Ms. Kenny has over 20 years of business experience in new ventures, business plan execution, organizational management, and operations. She has an extensive background in human resources and people management. Ms. Kenny led successful international expansion efforts managing growth from 125 employees to 5000+ in new renewable energy and waste management business. She has an undergraduate degree in finance/human resources and an MBA.

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

Significant Employees Who Are Not Executive Officers

Kelly McKinley. SVP Real Estate and Project Development oversees integrated architectural design with construction management with a focus on environmental sustainability. Combined with his broad-based international knowledge and expertise he promotes the kind of synergies that inform project visioning, quality design, cost-effective construction and technical decisions. He has designed and built projects in the South Pacific, Hawaii, Texas, Washington and across Canada while traveling extensively researching sustainable architecture and urban design. For over thirty years has developed residential, commercial, industrial projects with the utmost concern for quality, cost effectiveness and work site safety. He has a Bachelor’s of Architecture, Houston TX., Assoc. AIA.,

Family

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

Item 11. Executive Compensation.

We have a formal compensation agreement with our Chief Executive Officer, Chief People Officer and our SVP Real Estate and Project Development. We do not currently have a compensation agreement with our BOD and our Advisory Board members, although we intend to do so in the future. All Officers, Directors and Advisory Board members are reimbursed for their expenses related to Company service. Our active officers will receive compensation for the year ended December 31, 2019. The Directors were paid $7,586 in restricted stock awards for the full 2019 year. The directors of each subsidiary were paid $4,050 for active and $2,025 for inactive companies in restricted stock awards for the 2019 year prorated where applicable.

SUMMARY COMPENSATION TABLE

		Annual Compensation		Long Term Compensation
				Awards		Payouts
Name and Principal Position	Year Ended	Salary	Bonus	Other Annual Compensation	Restricted Stock Awards	Securities Underlying Options/ SARs	LTIP Payouts	All Other Compensation
		($)	($)	($)	($)	(#)	($)	($)
Roderick Bartlett, CEO,CFO
President and Director	2019	292,365	-0-	-0-	19,231	-0-	-0-	-0-
Director TransAct Energy Global/TransAct Energy Mexico, Puebla ZEWOP1, TransAct Energy UK Ltd

Janice Bartlett,
Director TransAct Energy Global Limited, TransAct Energy UK Ltd	2019	-0-	-0-	-0-	7,594	-0-	-0-	-0-

Joe Dickson
Director	2019	-0-	-0-	-0-	7,586	-0-	-0-	-0-

Karie Elsasser,
Director	2019	-0-	-0-	-0-	6,256	-0-	-0-	-0-
		91,946	-0-	-0-	5,757	-0-	-0-	-0-
Christina Kenny,	2019
Chief People Officer, Director
	2019	-0-	-0-	-0-	7,586	-0-	-0-	-0-
Tina Vanderheyden,
Director

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth as of December 31, 2019, the name and shareholdings of each person known to us that either directly or beneficially holds more than 5% of our 59,333,155 issued and outstanding shares of common stock, $.001 par value. The table also lists the name and shareholdings of each director and of all officers and directors as a group. Except as otherwise indicated, the persons named in the table have sole voting and dispositive power with respect to all shares beneficially owned, subject to community property laws where applicable.

Name & Address	Title of Class	Number of Shares Beneficially Owned	% of Class
Roderick Bartlett(1) Burnaby, BC	Common	21,662,389	36.51%

Janice Bartlett (2) London, England	Common	200,046	0.34%

Jenny Chen Taipei, Taiwan	Common	3,373,331	5.69%

Joe F Dickson (1) New Woodstock, NY	Common	1,125,235	1.90%

Karie Elsasser (1) Twisp, Wa , USA	Common	0	0.00%

Bruce Hutchon Murryfield UK	Common	3,617,254	6.10%

Christina Kenny Dublin, IR	Common	0	0.00%

Tina Vanderheyden Toronto, ON, Can	Common	634,892	1,07%

All directors and executive officers as a group: (6 persons)	Common	23,622,562	39.81%

(1)Officer and/or director.

(2)Director of subsidiary

Item 13. Certain Relationships and Related Transactions, and Director Independence.

We have received funds from our officers and directors to fund the Company’s activities. Currently we owe Mr. Rod Bartlett $1,941 but does not include compensation. The Company lent Aqua Terra Power a company wholly owned by one of our previous shareholders, $263,520. Terra Energy, a company owned by one of our previous shareholders lent us $27,500.

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

•any relative or spouse of any of the foregoing persons who has the same house as such person.

Item 14. Principal Accounting Fees and Services.

The fees for services billed by Pritchett, Siler & Hardy, P.C. to the Company in the last two fiscal years were as follows:

	Twelve months ended on December 31, 2019	Twelve months ended on December 31, 2018
Audit Fees	$0	$0
Audit-Related Fees	$0	$0
Tax Fees	$0	$0
All Other Fees	$0	$0
Total Fees	$0	$0

Audit Fees. There were no fees charged in 2019 as no audit of our financial statements for our annual report on Form 10-K and the review of our quarterly financial statements for our quarterly reports on Form 10-Q that are customary under auditing standards generally accepted in the United States took place. There were no fees charged in 2018 as no professional services were rendered in connection with the audit of our financial statements for our annual report on Form 10-K nor did they do a review of our quarterly financial statements for our quarterly reports on Form 10-Q that are customary under auditing standards generally accepted in the United States.

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

PART IV

Item 15. Exhibits, Financial Statement Schedules.

(a) Index to Financial Statements and Financial Statement Schedules

The following un-audited financial statements are included on the pages indicated:

F-1 Balance Sheets as of December 31, 2019 and 2018

F-2 Statements of Operations for the years ended December 31, 2019 and 2018

F-3 Statements of Stockholders' Equity (Deficit) for the years ended December 31, 2019 and 2018

F-9 Statements of Cash Flows for the years ended December 31, 2019 and 2018

F-10 Notes to Financial Statements

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

TRANSACT ENERGY CORP.

(A Development Stage Company)

INTERIM BALANCE SHEET

( Unaudited - Prepared by Management)

	December 31	December 31
	2019	2018
Current
Cash	$634	$127
Receivable	106,370	106,370
Prepaid Expenses	295,763	288,589
Total Current Assets	402,767	395,086

Capital
Furniture & Equipment	333	-
Software	-	-
Total Capital Assets	333	-

Other
Incorporation Costs	11,791	11,791
Intellectual Property	130,520	130,520
Total Other Non-current Assets	142,311	142,311
	$545,411	$537,397

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current
Bank indebtedness	-	-
Accounts payable	$442,571	$408,912
Accrued interest	4,588,936	3,074,010
Accrued interest - related party	-	-
Compensation payable	2,819,485	2,234,837
Notes payable - net of discount	377,130	334,420
Notes payable - Related parties, net of discount	-	-
Total Current Liabilities	8,228,122	6,052,179

Stockholders' Equity (Deficit)
Preferred stock, $.001 par value,
10,000,000 shares authorized no shares issued and outstanding	-	-
Common Stock, $.001 par value,
100,000,000 shares authorized
59,333,155 shares issued and outstanding	59,333	58,604
Capital in excess of par value	3,256,761	3,220,216
Subscriptions receivable	-	-
Deficit accumulated during the development stage	(10,998,805)	(8,793,602)

Total Stockholders' Equity (Deficit)	(7,682,711)	(5,514,782)

	$545,411	$537,397

The accompanying notes are an integral part of these financial statements.

TRANSACT ENERGY CORP.

(A Development Stage Company)

INTERIM STATEMENTS OF OPERATIONS

( Unaudited - Prepared by Management)

	Cumulative from inception March 15, 2006 December 31, 2019	Three months ended December 31, 2019	For the year ended December 31, 2019	Three months ended December 31, 2018	For the year ended December 31, 2018
REVENUE	$12,440	$-	$-	$-	$-

EXPENSES
General and administrative	5,894,631	245,009	690,277	193,346	787,285
Unsuccessful lease purchases	18,673	-	-	-	-

Total Expenses	5,913,304	245,009	690,277	193,346	787,285

LOSS BEFORE OTHER INCOME (EXPENSE)	(5,900,864)	(245,009)	(690,277)	(193,346)	(787,285)

Interest income	50,954	-	-	-	-
Interest expense	(4,871,601)	(388,376)	(1,514,926)	(369,575)	(979,622)
Gain on debt settlement	34,864	-	-	-	-
Loss on write off of investment in lease	(12,684)	-	-	-	-
Allowance for loss on loans receivable and related interest	(299,474)	-	-	-	-

LOSS FROM OPERATIONS
BEFORE INCOME TAXES	(10,998,805)	(633,385)	(2,205,203)	(562,921)	(1,766,907)

CURRENT TAX EXPENSE	-	-	-	-	-

DEFERRED TAX EXPENSE	-	-	-	-	-

NET LOSS	$(10,998,805)	$(633,385)	$(2,205,203)	$(562,921)	$(1,766,907)

LOSS PER COMMON SHARE		(0.011)	(0.037)	(0.010)	(0.031)

The accompanying notes are an integral part of these financial statements.

TRANSACT ENERGY CORP.

(A Development Stage Company)

STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)

FROM INCEPTION ON MARCH 15, 2006 THROUGH DECEMBER 31, 2019

(Unaudited)

	Preferred stock Shares	Amount	Common Stock Shares	Amount	Capital in Excess of Par Value	Deficit Accumulated During the Development Stage
BALANCE, March 15,2006	-	$-	-	$-	$-	$-

Issuance of 8,500,000 shares of common
stock for cash at $.001 per share, April 2006	-	-	8,500,000	8,500	-	-

Issuance of 900,000 shares of common stock for
cash at $.05 per share, August 2006	-	-	900,000	900	44,100	-

Net loss for the period ended
December 31, 2006	-	-	-	-	-	(12,181)

BALANCE, December 31, 2006	-	-	9,400,000	9,400	44,100	(12,181)

Net loss for the year ended
December 31, 2007	-	-	-	-	-	(22,024)

BALANCE, December 31, 2007	-	-	9,400,000	9,400	44,100	(34,205)

Net loss for the year ended
December 31, 2008	-	-	-	-	-	(54,563)

BALANCE, December 31, 2008	-	-	9,400,000	9,400	44,100	(88,768)

Issuance of 1,102,000 shares of common
stock for cash at $.25 per share, September 2009	-	-	1,102,000	1,102	274,398	-

Deferred offering costs offset against offering	-	-	-	-	(13,263)	-

Beneficial conversion feature on notes payable	-	-	-	-	65,464	-
Net loss for the year ended
December 31, 2009	-	-	-	-	-	(191,386)
BALANCE, December 31, 2009	-	-	10,502,000	10,502	370,699	(280,154)

Issued for services at $ .55 per share	-	-	135,000	135	74,115	-
Issued for services at $ 1.39 per share	-	-	48,775	49	67,693	-

Shares issued to existing shareholders in exchange
for 1,008,625 free trading shares valued at $.50 per share	-	-	1,109,488	1,110	553,634	-

Issuance of 7,770,148 common shares pursuant
to conversion of notes payable at $ .01 per share	-	-	7,770,148	7,770	69,931	-

Issuance of 315,909 common shares valued at
$.41 -$.47 per share in exchange for compensation
and consulting services	-	-	315,909	316	142,934	-

Beneficial conversion feature on notes payable	-	-	-	-	56,334	-

Issuance of 83,333 common shares on conversion of debt at $.18 per share	-	-	83,333	83	14,917	-

reclassify	-	-	-	-	(39,750)	-
revalue	-	-	-	-	(104)	-
Net loss for the year ended December 31,2010	-	-	-	-	-	(1,086,561)
BALANCE, December 31, 2010	-	-	19,964,653	19,965	1,310,403	(1,366,715)

Issuance of 838,235 shares of common stock
for cash at $.15,$.17 & $.20 per share, June 2011	-	-	838,237	838	139,162	-

Issuance of 375,739 common shares valued at $.015
per share pursuant to compensation agreements	-	-	375,739	376	5,260	-

Issuance of 404,040 common shares on conversion	-	-	404,040	404	11,596	-
of notes payable at $.03 per share
Issuance of 750,000 common shares on conversion of debt at $.013 per share	-	-	750,000	750	9,250	-

Beneficial conversion feature on notes payable	-	-	-	-	2,750	-
Net loss for the year ended December 31,2011	-	-	-	-	-	(1,496,989)
BALANCE, December 31, 2011	-	-	22,332,669	22,333	1,478,421	(2,863,704)

Issuance of 3,316,500 common shares valued at	-	-	3,316,500	3,317	116,078	-
$0.035 per share in exchange for consulting services.

Issuance of 275,000 common shares valued at	-	-	275,000	275	4,725	-
$0.0182 per share for financing services

Issuance of 625,000 common shares valued at $0.05	-	-	625,000	625	24,375	-
per share for compensation services

Issuance of 119,783 common shares valued at	-	-	119,783	120	5,869	-
$0.045 per share for compensation services.

Beneficial conversion feature on notes payable	-	-	-	-	-	-
Net loss for the year ended December 31,2012	-	-	-	-	-	(929,603)
BALANCE, December 31, 2012	-	-	26,668,952	26,670	1,629,468	(3,793,307)

Issuance of 2,600,000 common shares valued at $.0502 per share for technology purchase agreement	-	-	2,600,000	2,600	127,920	-

Issuance of 500,000 common shares at a valued at $.0501 per share for compensation services .	-	-	500,000	500	24,550	-

Cancellation of 250,000 common shares;125,000 shares valued at $.0501 and 125,000 shares valued at $.05 for compensation services	-	-	(250,000)	(250)	(11,013)	-

Issuance of 555,556 common shares at $.036 per share for conversion of note .	-	-	555,556	556	19,444	-

Beneficial conversion feature on notes payable	-	-	-	-	-	-
Net loss for the year ended December 31,2013	-	-	-	-	-	(281,831)
BALANCE, December 31, 2013	-	-	30,074,508	30,075	1,790,369	(4,075,138)

issuance of 475,080 common shares for compensation services at a value of $.041 per share.	-	-	475,080	475	19,003	-

issuance of 14,210,235 common shares for $397,887 of compensation payable.	-	-	14,210,235	14,210	383,677	-

issuance of 200,000 common shares for compensation services at a value of $.05 per share.	-	-	200,000	200	9,800	-

issuance of 474,360 common shares pursuant to a convertible option of notes payable totaling $23,718 at $.05 per share.	-	-	474,360	474	23,244	-

issuance of 221,778 common shares pursuant to a convertible option of notes payable totaling $9,980 at $.045 per share.	-	-	221,778	222	9,758	-

issuance of 300,000 common shares pursuant to a convertible option of notes payable totaling $18,000 at $.06 per share.	-	-	300,000	300	17,700	-

issuance of 665,750 common shares pursuant to a convertible option of notes payable totaling $39,975 at $.06 per share.	-	-	665,750	666	39,279	-

issuance of 641,715 common shares pursuant to a convertible option of notes payable totaling $44,920 at $.07 per share.	-	-	641,715	642	44,278	-

issuance of 229,750 common shares pursuant to an Offshore Securities Agreement totaling $50,545 @ $0.22 per share	-	-	229,750	230	50,315	-

issuance of 233,921 common shares for compensation services totaling $33,333.68 at a value of $0.1425 per share	-	-	233,921	234	33,100	-

issuance of 140,000 common shares for compensation services totaling $26,600 at a value of $0.19 per share	-	-	140,000	140	26,460	-

Beneficial conversion feature on notes payable	-	-	-	-	-	-
Net loss for the year ended December 31,2014	-	-	-	-	-	(827,041)
BALANCE, December 31, 2014	-	-	47,867,097	47,867	2,446,983	(4,902,179)

issuance of 99,750 common shares pursuant to a convertible option of notes payable totaling $9,975 at $.10 per share.	-	-	99,750	100	9,875	-

issuance of 83,417 common shares pursuant to a convertible option of notes payable totaling $10,010 at $.12 per share.	-	-	83,417	83	9,927	-

issuance of 83,417 common shares pursuant to a convertible option of notes payable totaling $10,010 at $.12 per share.	-	-	83,417	83	9,927	-

issuance of 66,667 common shares pursuant to a convertible option of notes payable totaling $7,000 at $.105 per share.	-	-	66,667	67	6,933	-

issuance of 124,750 common shares pursuant to a convertible option of notes payable totaling $4,990 at $.04 per share.	-	-	124,750	125	4,865	-

issuance of 147,725 common shares pursuant to a convertible option of notes payable totaling $5,909 at $.04 per share.	-	-	147,725	148	5,761	-

issuance of 73,563 common shares pursuant to a convertible option of notes payable totaling $5,885 at $.08 per share.	-	-	73,563	74	5,811	-

issuance of 536,000 common shares for compensation services totaling $27,336 at a value of $0.051 per share	-	-	536,000	536	26,800	-

Beneficial conversion feature on notes payable	-	-	-	-	-	-
Net loss for the year ended December 31,2015	-	-	-	-	-	(716,660)
BALANCE, December 31, 2015	-	-	49,082,386	49,083	2,526,882	(5,618,839)

issuance of 104,688 common shares pursuant to a convertible option of notes payable totaling $8,375 at a value of $.08 per share.	-	-	104,688	105	8,270	-

issuance of 2,050,000 common shares pursuant to a convertible option of notes payable totaling $102,500 at a value of $.05 per share.	-	-	2,050,000	2,050	100,450	-

issuance of 142,857 common shares pursuant to a convertible option of a note payable totaling $10,000 at a value of $.07per share.	-	-	142,857	143	9,857	-

issuance of 305,522 common shares pursuant to a convertible option a of note payable totaling $19,975 at a value of $.06538 per share.	-	-	305,522	306	19,669	-

issuance of 142,643 common shares pursuant to a convertible option of notes payable totaling $9,985 at a value of $.07 per share	-	-	142,643	143	9,842	-

issuance of 185,249 common shares pursuant to convertible option of notes payable totaling $14,819.95 at a value of $.08 per share	-	-	185,249	185	14,634.95	-

issuance of 645,000 common shares for compensation services totaling $38,700 at a value of $0.06 per share	-	-	645,000	645	38,055	-

Beneficial conversion feature on notes payable	-	-	-	-	-	-
Net loss for the year ended December 31,2016	-	-	-	-	-	(691,381)
BALANCE, December 31, 2016	-	-	52,658,345	52,658	2,727,660	(6,310,220)

issuance of 38,529 common shares pursuant to convertible option of notes payable totaling $2,489 at a value of $.0646 per share	-	-	38,529	38.53	2,450.47	-

issuance of 51,335 common shares pursuant to convertible option of notes payable totaling $2,500 at a value of $.0487 per share	-	-	51,335	51.34	2,448.66	-

issuance of 200,000 common shares pursuant to convertible option of notes payable totaling $10,000 at a value of $.05 per share	-	-	200,000	200	9,800	-

issuance of 277,207 common shares pursuant to convertible option of notes payable totaling $13,500 at a value of $.0487 per share	-	-	277,207	277.21	13,222.79	-

issuance of 100,000 common shares pursuant to convertible option of notes payable totaling $5,000 at a value of $.05 per share	-	-	100,000	100	4,900	-

issuance of 160,000 common shares pursuant to convertible option of notes payable totaling $8,000 at a value of $.05 per share	-	-	160,000	160	7,840	-

issuance of 1,599,857 common shares pursuant to convertible option of notes payable totaling $111,990 at a value of $.07 per share	-	-	1,599,857	1599.86	110,390.14	-

issuance of 63,939 common shares pursuant to convertible option of notes payable totaling $5,000 at a value of $.0782 per share	-	-	63,939	63.94	4,936.06	-

issuance of 40,086 common shares pursuant to convertible option of notes payable totaling $5,261.27 at a value of $.13125 per share	-	-	40,086	40.09	5,221.18	-

issuance of 128,916 common shares pursuant to convertible option of notes payable totaling $15,470 at a value of $.12 per share	-	-	128,916	128.92	15341.08	-

issuance of 41,375 common shares pursuant to convertible option of notes payable totaling $4,965 at a value of $.12 per share	-	-	41,375	41.38	4,923.62	-

issuance of 157,604 common shares pursuant to convertible option of notes payable totaling $20,000 at a value of $.1269per share	-	-	157,604	157.6	19,842.40	-

issuance of 27,297 common shares pursuant to convertible option of notes payable totaling $6,005.35 at a value of $.22 per share	-	-	27,297	27.3	5,978.05	-

issuance of 230,481 common shares for compensation services totaling $53,656 at a value of $0.2328 per share	-	-	230,481	230.48	53,425.52	-

Beneficial conversion feature on notes payable	-	-	-	-	-	-
Net loss for the year ended December 31,2017	-	-	-	-	-	(716,475)
BALANCE, December 31, 2017	-	-	55,774,971	55,775	2,988,380	(7,026,695)

issuance of 26,546 common shares for compensation of services totaling $6,180 at a value of $.$0.2328 per share	-	-	26,546	26.55	6,153.45	-

issuance of 190,476 common shares pursuant to convertible option of note payable totaling $10,000 at a value of $.0525 per share	-	-	190,476		190.48	9,809.52	-

issuance of 1,000,000 common shares pursuant to a purchase agreement totaling $90,000 at a value of $0.09 per share	-	-	1,000,000		1,000.00	89,000.00	-

issuance of 250,000 common shares for Compensation of services totaling $22,500 at a value of $0.09 per share	-	-	250,000		250.00	22,250.00	-

issuance of 47,421 common shares pursuant to convertible option of a note payable totaling $4,965 at a value of $0.1047 per share	-	-	47,421		47.42	4,917.58	-

issuance of 173,913 common shares pursuant to convertible option of a note payable totaling $10,000 at a value of $0.575 per share	-	-	173,913		173.91	9,826.09	-

issuance of 285,714 common shares pursuant to convertible option of notes payable totaling $20,000 at a value of $0.07 per share	-	-	285,714		285.71	19,714.29	-

issuance of 131,355 common shares pursuant to convertible option of a note payable totaling $13,135.50 at a value of $0.10 per share	-	-	131,355		131.36	13,004.14	-

issuance of 723,552 common shares for compensation services totaling $57,884 at a value of $0.08 per share	-	-	723,552		773.55	57,110.45	-

Beneficial conversion feature on notes payable
Net loss for the year ended December 31,2018							(1,766,907)
BALANCE, December 31, 2018	-	-	58,603,948		58,654	3,220,166	(8,793,602)

issuance of 106,985 common shares pursuant to convertible option of a note payable totaling $7,275 at a value of $0.068 per share	-	-	106,985		106.99	7168.01	-

issuance of 200,000 common shares pursuant to convertible option of a note payable totaling $10,000 at a value of $0.05 per share	-	-	200,000		200	9,800	-

issuance of 200,000 common shares pursuant to convertible option of a note payable totaling $10,000 at a value of $0.05 per share	-	-	200,000		200	9,800	-

issuance of 222,222 common shares pursuant to convertible option of a note payable totaling $10,000 at a value of $0.045 per share	-	-	222,222		222.22	9777.78	-

Beneficial conversion feature on notes payable	-	-	-		-	-	-
Net loss for the year ended December 31,2019	-	-	-	-	-	-	(2,205,203)
Balance, December 31, 2019	-	$-	59,333,155		$59,383	$3,256,712	$(10,998,805)

TRANSACT ENERGY CORP.

(A Development Stage Company)

INTERIM  STATEMENTS OF CASH FLOWS

( Unaudited - Prepared by Management)

	Cumulative from inception March 15, 2006 to December 31, 2019	For the year ended December 31, 2019	For the year ended December 31, 2018
Cash Flow From Operating Activities:
Net loss for the period	$(10,998,805)	$(2,205,203)	$(1,766,907)
Adjustments to reconcile net loss to cash used by operating activities:
Stock issued for services	1,095,720	-	28,680
Stock issued for expenses	94,313	-	-
Debt issued for services	12,847	-	-
Amortization	5,953	281	-
Loss on write off of investment in lease	12,684	-	-
Allowance for interest receivable	50,954	-	-
Allowance for loans receivable	248,521	-	-
Interest expense from beneficial conversion feature on notes payable	124,548	-	-
Loss on stock subscriptions receivable	550,431	-	-
Gain on debt settlement	(34,864)	-	-
Change in assets and liabilities:
Decrease (Increase) in interest receivable	(50,954)	-	-
Decrease (Increase) in prepaid expenses	(295,763)	(7,174)	(153,465)
Decrease (Increase) in accounts receivable	(106,370)	-	(9,615)
Increase (decrease) in accounts payable	442,571	33,659	124,179
Increase in compensation payable	2,819,485	584,648	504,487
Increase in accrued interest	4,588,936	1,514,926	975,466
Net Cash (used) by Operating Activities	(1,439,793)	(78,863)	(297,175)

Cash Flows From Investing Activities:
Acquisition of oil and gas leases	(12,684)	-	-
Acquisition of Intellectual Property	(130,520)	-	-
Purchase of software	-	-	-
Purchase of furniture & equipment	(614)	(614)	-
Loans receivable	(263,521)	-	-
Proceeds from loans receivable	15,000	-	-
Net Cash (Used) by Investing Activities	(392,339)	(614)	-

Cash Flow From Financing Activities
Proceeds from common stock issuance	3,316,094	37,274	234,665
Proceeds received for stock not yet issued	-	-	-
Stock offering costs	(13,263)	-	-
Proceeds from notes payable	414,405	79,985	91,175
Repayment of notes payable	(1,884,470)	(37,275)	(28,680)
Net Cash Provided by Financing Activities	1,832,766	79,984	297,160

Net Increase (Decrease) in Cash	634	507	(15)

Cash (Bank Indebtedness) at Beginning of Period	-	127	142

Cash at End of Period	$634	$634	$127

Supplemental Disclosures of Cash Flow Information:
Cash paid during the period for:
Interest	$-	$-	$-
Income taxes	$-	$-	$-

Supplemental Schedule of Noncash Investing and Financing Activities:
For the six month period ended September 30, 2018 and 2017:
Shares issued for services	$1,307,916	$-	$-
Shares issued on conversion of debt	$1,623,262	$37,275	$14,965
Shares issued for acquisition	$220,250	$-	$90,000
Shares issued to shareholders in exchange	$-	$-	$-
for free trading shares	$554,744	$-	$-
Subscriptions receivable	$(550,431)	$-	$-
Beneficial conversion feature on notes payable	$59,084	$-	$-

The accompanying notes are an integral part of these financial statements.

TRANSACT ENERGY CORP.

[A Development Stage Company]

NOTES TO FINANCIAL STATEMENTS

(Unaudited – Prepared by Management)

December 31, 2019

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

The Company has no tax positions at December 31, 2019 and 2018 for which the ultimate deductibility is highly certain but for which there is uncertainty about the timing of such deductibility.

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

December 31, 2019

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

NOTE 3 - SOFTWARE

			Net Book Value
	Cost	Accumulated Amortization	June 30, 2019	December 31, 2019
Software	$3,480	$3,480	$-	$-

NOTE 4 – NOTES PAYABLE

The $10,000 convertible promissory note payable to a company whose shareholders hold less than 10% in TransAct is unsecured, bears interest at 10% per annum and was due and payable on March 31, 2010. The payee had the option to convert the entire principal amount on or before April 29, 2009 into common shares of the Company based on a conversion rate of $.00345 per share. No interest was payable if the principal was converted to shares of the Company. The payee did not exercise its conversion option. The note is currently outstanding and in October 2010 the Company issued a check in the amount of $11,876 as payment in full of principal and interest which was returned un-cashed by the payee. The Company is currently in dispute regarding the expiration date of the conversion option in the agreement and the note remains in default. At December 31, 2019, accrued interest was $11,187

The $17,500 promissory note payable to a company whose shareholders hold less than 10% in TransAct is unsecured, bears interest at 10% per annum and is due on demand. This note is currently in default. At December 31, 2019, accrued interest was $18,824.

The $25,000 convertible promissory note dated June 10, 2010 and $40,000 convertible promissory note dated October 5, 2010 bore interest at 8% per annum and were due and payable on March 11, 2011 and July 7, 2011, respectively. The holder had the option to convert the entire principal amount of each note on or before March 11, 2011 and July 7, 2011 into common shares of the Company based on a conversion rate of 60% of the market price being the average of the lowest three trading prices over the past ten days prior to the conversion. At no time, could the holder convert into a number of shares which would result in the holder and its affiliates to beneficially own more than 4.99% of the outstanding shares of common stock.

TRANSACT ENERGY CORP.

[A Development Stage Company]

NOTES TO FINANCIAL STATEMENTS

(Unaudited – Prepared by Management)

December 31, 2019

NOTE 4 – NOTES PAYABLE (Continued)

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

The $25,000 and $15,243.90 ($20,000 CAD) promissory notes payable dated April 22, 2011 and March 31, 2011 respectively are unsecured and bear interest at 60% per annum or $2,500 and $1,445 ($2,000 CAD) respectively whichever is greater. The notes are due on demand and may be prepaid in whole or part without penalty. Accrued interest was $210,143 at December 31, 2019.

The $ 3,811 ($5,000 CAD) promissory note payable dated September 12, 2011 is unsecured and bears interest at $ 361 up to September 16, 2011 and $ 36 per diem until all principal and interest is repaid. The note is due on demand and may be prepaid in whole or part without penalty. Accrued interest was $111,741 at December 31, 2019.

The $100,000 promissory note payable dated September 30, 2013 is unsecured and is non-interest bearing.

A $22,030 promissory note payable dated February 24, 2011 to a former officer (more than 1 year ago,) bears interest of $6,000 and was due on March 4, 2011. This note is accruing interest at $360 per day for every day after March 4, 2011 until the note is repaid in full. At December 31, 2019, accrued interest was $1,167,233.

A $46,660 promissory note payable dated April 22, 2011 to a former officer (more than 1 year ago) bears interest at 1% per diem. A beneficial conversion feature of $2,750 was recorded as a discount to the notes with the offset to Additional Paid in Capital. In May 2011 the holder of the note converted $10,000 of principal into 750,000 shares of common stock and the discount was expensed to interest. The remaining balance of $36,660 is due on demand. At December 31, 2019, accrued interest was $1,171,492.

A $3,000 convertible promissory note payable to a former officer (more than 1 year ago) is secured by certain assets and equipment of the Company and bore interest at 8% per annum through the due date in November 2010 and is currently in default and bearing interest at 60% the highest lawful rate. A beneficial conversion feature of $3,000 has been recorded as a discount to the note with an offset to additional paid in capital. The discount was fully amortized in 2010. At December 31, 2019, accrued interest was $17,604.

A $10,000 convertible note dated June 22, 2015 is unsecured and bears interest at 8% per annum. The note is due on May 11, 2016 unless converted to common stock in advance of that date. At December 26, 2018, accrued interest was $3,136. The note and interest were paid out by converting these amounts to common stock.

A $9,980 short-term loan dated January 23, 2018 is unsecured and bears fixed interest of $5000 and was due March 5th, 2018.This note is currently in default. Interest at the option of the Lender may be paid in stock at a 75% discount to market. At December 31, 2019 we accrued interest of $48,714 .

A $4,980 short-term loan dated February 26, 2018 is unsecured and bears fixed interest of $1500 and was due in March 2018.This note is currently in default. Interest at the option of the Lender may be paid in stock at a 75% discount to market. At December 31, 2019 we accrued $24,357 in interest.

A $4,980 short-term loan dated May 29, 2018 is unsecured and bears interest of $35.71 per day and was due in June 30, 2018.This note is currently in default. At December 31, 2019 we accrued $20,750 in interest.

TRANSACT ENERGY CORP.

[A Development Stage Company]

NOTES TO FINANCIAL STATEMENTS

(Unaudited – Prepared by Management)

December 31, 2019

NOTE 4 – NOTES PAYABLE (Continued)

A 60,000 short-term loan dated June 6, 2018 is unsecured and bears interest of $3,000 per day. At December 31, 2019 we accrued $1,719,000 in interest.

A $4,965 convertible note dated June 28, 2018 is unsecured and bears interest of 8% per annum. On July 13, 2018 the note was converted @ $0.1047 per share and as such is paid out.

A $3,980 short-term loan dated July 25, 2018 is unsecured and bears interest of $28.49 per day and was due in Aug 31, 2018.This note is currently in default. At December 31, 2019 we accrued $14,928 in interest.

A $7,275 convertible note dated December 6, 2018 is unsecured and bears interest of 12% per annum. On January 4, 2019 the note was converted @ $0.068 per share and as such is paid out.

A $5,000 short-term loan dated January 25, 2019 is unsecured and bears interest of $28.49 per day and was due February 25, 2019.This note is currently in default. At December 31, 2019 we accrued $12,143 in interest.

A $5,000 short-term loan dated February 28, 2019 is unsecured and bears interest of $28.49 per day and was due March 23, 2019.This note is currently in default. At December 31, 2019 we accrued $10,929 in interest.

A $10,000 short-term loan dated April 26, 2019 is unsecured and bears interest of 71.4257 per day May 26, 2019. This note is currently in default. At December 31, 2019 we accrued $17,786 in interest.

A $10,000 convertible note dated October 3, 2018 is unsecured and bears interest of 12% per annum. On July 9, 2019 the note was converted @ $0.05 per share and as such is paid out.

A $15,000 convertible note dated May 9, 2019 is unsecured and bears interest of 12% per annum. The note is due May 5, 2020 unless converted to common stock. At December 31, 2019 we accrued $1,164 in interest.

A $10,000 convertible note dated July 25, 2019 is unsecured and bears interest of 12% per annum. The note is due July 24, 2020 unless converted to common stock. At December 31, 2019 we accrued $$523 in interest.

A $5,000 short-term loan dated August 26, 2019 is unsecured and bears interest of 35.7143 per day. This note is currently in default. At December 31, 2019 we accrued $4,536 in interest.

A $4,995 short-term loan dated November 21, 2019 is unsecured and bears interest of 35.7143 per day August 26, 2019. This note is currently in default. At December 31, 2019 we accrued $1,429 in interest.

A $4,995 short-term loan dated December 20, 2019 is unsecured and bears interest of 35.7143 per day August 26, 2019. This note is currently in default. At December 31, 2019 we accrued $393 in interest.

NOTE 5 – NOTES PAYABLE – RELATED PARTIES

There are no notes payable to related parties at December 31, 2019

Accrued interest and late fees for the notes at December 31, 2019 and December 31, 2018 was $4,588,936 and $3,074,010 respectively.

TRANSACT ENERGY CORP.

[A Development Stage Company]

NOTES TO FINANCIAL STATEMENTS

(Unaudited – Prepared by Management)

December 31, 2019

NOTE 6 - CAPITAL STOCK

Preferred Stock - The Company has authorized 10,000,000 shares of preferred stock, $.001 par value, with such rights, preferences and designations and to be issued in such series as determined by the Board of Directors. No shares are issued and outstanding at December 31, 2019.

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

December 31, 2019

NOTE 6 - CAPITAL STOCK (Continued)

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

December 31, 2019

NOTE 6 - CAPITAL STOCK (Continued)

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

December 31, 2019

NOTE 6 - CAPITAL STOCK (Continued)

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

The Company has no tax provisions at December 31, 2019 and 2018, for which the ultimate deductibility is highly certain but for which there is uncertainty about the timing of such deductibility.

The Company recognizes interest accrued related to unrecognized tax benefits in interest expense and penalties in operating expenses. During the periods ended December 31, 2019 and 2018, the Company recognized no interest and penalties. The Company had no accruals for interest and penalties at December 31, 2019 and December 31, 2018.

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

Net deferred tax assets (liabilities) consist of the following components as of December 31, 2019, and 2018:

	2019	2018
Deferred tax assets:
NOL Carryover	$2,205,203	$1,766,907
Related Party Accrual	-	-
Valuation allowance	$(2,205,203)	$(1,766,907)

Net deferred tax asset	$-	$-

TRANSACT ENERGY CORP.

[A Development Stage Company]

NOTES TO FINANCIAL STATEMENTS

(Unaudited – Prepared by Management)

December 31, 2019

NOTE 7 – INCOME TAXES (Continued)

The income tax provision differs from the amount of estimated income tax determined by applying the U.S. federal income tax rate to pretax income from continuing operations for the periods ended December 31, 2019 and 2018 due to the following:

	2018	2017
Book Loss (20% statutory rate)	$(441,041)	$(353,381)
Valuation allowance	$441,041	$353,381
Tax at effective rate	$-	$-

At December 31, 2019, the Company had net operating loss carry forwards of approximately $10,998,805 that may be offset against future taxable income from the year 2019 through 2039. No tax benefit has been reported in the December 31, 2019 or 2018 financial statements since the potential tax benefit is offset by a valuation allowance of the same amount.

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

NOTE 9 - RELATED PARTY TRANSACTIONS

Management Compensation – The Company has accrued executive compensation of $2,210,638 to the CEO and President of the Company from inception to the period ended December 31, 2019 (See Note 11).

The Company has accrued executive compensation of $91,946 to the Chief People Officer of the Company to the period ended December 31, 2019 (See Note 11).

The Company has accrued executive compensation of $115,601 to the SVP Technology of the Company to the period ended April 1, 2016 (See Note 11).

The Company has accrued executive compensation of $347,291 to the SVP of Real Estate and Project Development of the Company to the period ended December 31, 2019 (See Note 11)

The Company has accrued executive compensation of $54,009 to the Directors of the Company and its subsidiaries to the period ended December 31, 2019 (See Note 11)

TRANSACT ENERGY CORP.

[A Development Stage Company]

NOTES TO FINANCIAL STATEMENTS

(Unaudited – Prepared by Management)

December 31, 2019

NOTE 10 - LOSS PER SHARE

The following data shows the amounts used in computing loss per share for the periods presented:

	Year ended December 31, 2019	Year ended December 31, 2018
Loss from operations available to common shareholders (numerator)	$(2,205,203)	$(1,766,907)

Weighted average number of common shares outstanding during the period used in loss per share (denominator)	58,965,099	56,772,918

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

TRANSACT ENERGY CORP.

[A Development Stage Company]

NOTES TO FINANCIAL STATEMENTS

(Unaudited – Prepared by Management)

December 31, 2019

NOTE 11– COMMITMENTS AND CONTINGENCIES (Continued)

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

TRANSACT ENERGY CORP.

[A Development Stage Company]

NOTES TO FINANCIAL STATEMENTS

(Unaudited – Prepared by Management)

December 31, 2019

NOTE 11– COMMITMENTS AND CONTINGENCIES (Continued)

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

NOTE 12 – SUBSEQUENT EVENTS

A $10,000 convertible note dated January 8, 2019 is unsecured and bears interest of 12% per annum. The note is due January 7, 2021 unless converted to common stock.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TRANSACT ENERGY CORP.

By: /s/ Roderick C. Bartlett	Chief Executive Officer, Corporate Secretary	February 13, 2020
Roderick C. Bartlett

By /s/ Roderick Bartlett	Chief Financial Officer,	February 13, 2020
Roderick Bartlett

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By: /s/ Roderick C. Bartlett	Director	February 13, 2020
Roderick C. Bartlett

By: /s/ Joe F Dickson	Director	February 13, 2020
Joe F. Dickson

By /s/ Karie Elsasser	Director	February 13, 2020
Karie Elsasser

By: /s/ Christina Kenny	Director	February 13, 2020
Christina Kenny

By: /s/ Tina Vanderheyden
Tina Vanderheyden	Director	February 13, 2020