Form 10-Q
period 2020-03-31
TRANSACT ENERGY CORP
filed 2020-04-28
CIK 1383394

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

(Mark One)

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2020

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

Registrant’s telephone number, including area code +1 360 510 0752

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of March 31, 2020:

59,333,155 shares issued and outstanding

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

The accompanying financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at March 31, 2020 and 20189 and for the periods then ended have been made. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s December 31, 2019 management prepared financial statements. The results of operations for the periods ended March 31, 2020 and 2019 are not necessarily indicative of the operating results for the full year.

TRANSACT ENERGY CORP.

[A Development Stage Company]

FINANCIAL STATEMENTS

(Unaudited – Prepared by Management)

March 31, 2020

INTERIM BALANCE SHEET

( Unaudited - Prepared by Management)

	March 31,	December 31,
	2020	2019
ASSETS
Current
Cash	$1,291	$634
Receivable	106,370	106,370
Prepaid Expenses	295,763	295,763
Total Current Assets	403,424	402,767

Capital
Furniture & Equipment	256	333
Software	-	-
Total Capital Assets	256	333

Other
Incorporation Costs	11,791	11,791
Intellectual Property	130,520	130,520
Total Other Non-current Assets	142,311	142,311
	$545,991	$545,411

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current
Bank indebtedness	$-	$-
Accounts payable	440,834	442,571
Accrued interest	4,976,378	4,588,936
Accrued interest - related party	-	-
Compensation payable	3,004,020	2,819,485
Notes payable - net of discount	391,110	377,130
Notes payable - Related parties, net of discount	-	-
Total Current Liabilities	8,812,342	8,228,122

Stockholders' Equity (Deficit)
Preferred stock, $.001 par value,
10,000,000 shares authorized no shares issued and outstanding	-	-
Common Stock, $.001 par value,
100,000,000 shares authorized
59,333,155 shares issued and outstanding	59,333	59,333
Capital in excess of par value	3,256,761	3,256,761
Subscriptions receivable	-	-
Deficit accumulated during the development stage	(11,582,445)	(10,998,805)
Total Stockholders' Equity (Deficit)	(8,266,351)	(7,682,711)

	$545,991	$545,411

The accompanying notes are an integral part of these financial statements.

TRANSACT ENERGY CORP.

(A Development Stage Company)

INTERIM STATEMENTS OF OPERATIONS

( Unaudited - Prepared by Management)

	Cumulative from inception March 15, 2006 March 31, 2020	Three months ended March 31, 2020	Three months ended March 31, 2019
REVENUE	$12,440	$-	$-

EXPENSES
General and administrative	6,090,829	196,198	132,935
Unsuccessful lease purchases	18,673	-	-

Total Expenses	6,109,502	196,198	132,935

LOSS BEFORE OTHER INCOME (EXPENSE)	(6,097,062)	(196,198)	(132,935)

Interest income	50,954	-	-
Interest expense	(5,259,043)	(387,442)	(364,470)
Gain on debt settlement	34,864	-	-
Loss on write off of investment in lease	(12,684)	-	-
Allowance for loss on loans receivable and related interest	(299,474)	-	-

LOSS FROM OPERATIONS
BEFORE INCOME TAXES	(11,582,445)	(583,640)	(497,405)

CURRENT TAX EXPENSE	-	-	-

DEFFRRED TAX EXPENSE	-	-	-

NET LOSS	$(11,582,445)	$(583,640)	$(497,405)

LOSS PER COMMON SHARE	$-	$(0.010)	$(0.008)

The accompanying notes are an integral part of these financial statements.

TRANSACT ENERGY CORP.

(A Development Stage Company)

INTERIM  STATEMENTS OF CASH FLOWS

( Unaudited - Prepared by Management)

	Cumulative from inception March 15, 2006 to March 31, 2020	Three months ended March 31, 2020	Three months ended March 31, 2019
Cash Flow From Operating Activities:
Net loss for the period	$(11,582,445)	$(583,640)	$(497,405)
Adjustments to reconcile net loss to cash used by operating activities:
Stock issued for services	1,095,720	-	-
Stock issued for expenses	94,313	-	-
Debt issued for services	12,847	-	-
Amortization	6,030	77	-
Loss on write off of investment in lease	12,684	-	-
Allowance for interest receivable	50,954	-	-
Allowance for loans receivable	248,521	-	-
Interest expense from beneficial conversion feature on notes payable	124,548	-	-
Loss on stock subscriptions receivable	550,431	-	-
Gain on debt settlement	(34,864)	-	-
Change in assets and liabilities:
Decrease (Increase) in interest receivable	(50,954)	-	-
Decrease (Increase) in prepaid expenses	(295,763)	-	(3,571)
Decrease (Increase) in accounts receivable	(106,370)	-	-
Increase (decrease) in accounts payable	440,834	(1,737)	6,323
Increase in compensation payable	3,004,020	184,535	111,341
Increase in accrued interest	4,976,378	387,442	364,469
Net Cash (used) by Operating Activities	(1,453,116)	(13,323)	(18,843)

Cash Flows From Investing Activities:
Acquisition of oil and gas leases	(12,684)	-	-
Acquisition of Intellectual Property	(130,520)	-	-
Purchase of software	-	-	-
Purchase of furniture & equipment	(614)	-	(614)
Loans receivable	(263,521)	-	-
Proceeds from loans receivable	15,000	-	-
Net Cash (Used) by Investing Activities	(392,339)	-	(614)

Cash Flow From Financing Activities
Proceeds from common stock issuance	3,316,094	-	7,275
Proceeds received for stock not yet issued	-	-	-
Stock offering costs	(13,263)	-	-
Proceeds from notes payable	428,385	13,980	20,000
Repayment of notes payable	(1,884,470)	-	(7,275)
Net Cash Provided by Financing Activities	1,846,746	13,980	20,000

Net Increase (Decrease) in Cash	1,291	657	543

Cash (Bank Indebtedness) at Beginning of Period	-	634	127

Cash at End of Period	$1,291	$1,291	$670

Supplemental Disclosures of Cash Flow Information:
Cash paid during the period for:
Interest	$-	$-	$-
Income taxes	$-	$-	$-

Supplemental Schedule of Noncash Investing and Financing Activities:
For the six month period ended September 30, 2018 and 2017:
Shares issued for services	$1,307,916	$-	$-
Shares issued on conversion of debt	$1,585,987	$-	$7,275
Shares issued for acquisition	$220,250	$-	$-
Shares issued to shareholders in exchange	$-	$-	$-
for free trading shares	$554,744	$-	$-
Subscriptions receivable	$(550,431)	$-	$-
Beneficial conversion feature on notes payable	$59,084	$-	$-

The accompanying notes are an integral part of these financial statements.

TRANSACT ENERGY CORP.

[A Development Stage Company]

NOTES TO FINANCIAL STATEMENTS

(Unaudited – Prepared by Management)

March 31, 2020

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

Interim Condensed Financial Statements - The accompanying interim financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at March 31, 2020 and 2019 and for the periods then ended have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s December 31, 2019 unaudited financial statements. The results of operations for the periods ended March 31, 2020 and 2019 are not necessarily indicative of the operating results for the full year.

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

The Company recognizes interest accrued related to unrecognized tax benefits in interest expense and penalties in operating expenses. During the years ended December 31, 2018 and 2017, the Company recognized no interest and penalties. The Company had no accruals for interest and penalties at March 31, 2020 and March 31, 2019. All tax years starting with 2008 are open for examination.

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

March 31, 2020

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

NOTE 3 - SOFTWARE

			Net Book Value
	Cost	Accumulated Amortization	March 31, 2020	December 31, 2019
Software	$3,480	$3,480	$-	$-

NOTE 4 – NOTES PAYABLE

The $10,000 convertible promissory note payable to a company whose shareholders hold less than 10% in TransAct is unsecured, bears interest at 10% per annum and was due and payable on March 31, 2010. The payee had the option to convert the entire principal amount on or before April 29, 2009 into common shares of the Company based on a conversion rate of $.00345 per share. No interest was payable if the principal was converted to shares of the Company. The payee did not exercise its conversion option. The note is currently outstanding and in October 2010 the Company issued a check in the amount of $11,876 as payment in full of principal and interest which was returned un-cashed by the payee. The Company is currently in dispute regarding the expiration date of the conversion option in the agreement and the note remains in default. At March 31, 2020, accrued interest was $11,437

TRANSACT ENERGY CORP.

[A Development Stage Company]

NOTES TO FINANCIAL STATEMENTS

(Unaudited – Prepared by Management)

March 31, 2020

NOTE 4 – NOTES PAYABLE (CONTINUED)

The $17,500 promissory note payable to a company whose shareholders hold less than 10% in TransAct is unsecured, bears interest at 10% per annum and is due on demand. This note is currently in default. At March 31, 2020, accrued interest was $19,260.

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

In February 2011, the holder elected to convert $12,000 of the June 10, 2010 note into 404,040 common shares of the Company which were issued. In February 2011 the terms of the June 10, 2010 and October 5, 2010 convertible promissory notes were amended by both parties to include a repayment option. Under this repayment option the borrower had the right to repay the balance of a note in cash equal to 150% of the outstanding principal and interest. On February 24, 2011, the Company paid $22,000 including $9,000 of interest to repay the remaining $13,000 balance of the June 10, 2010 note. In addition, on April 21, 2011 the Company paid $61,600 including $21,600 of interest to repay the $40,000 note dated October 5, 2010. A beneficial conversion feature of $53,334 has been recorded as a discount to the notes with an offset to additional paid in capital.

The discount was amortized over the life of the notes. The remaining unamortized discount has been expensed as interest since the note was repaid.

The $25,000 and $15,243.90 ($20,000 CAD) promissory notes payable dated April 22, 2011 and March 31, 2011 respectively are unsecured and bear interest at 60% per annum or $2,500 and $1,445 ($2,000 CAD) respectively whichever is greater. The notes are due on demand and may be prepaid in whole or part without penalty. Accrued interest was $216,164 at March 31, 2020.

The $ 3,811 ($5,000 CAD) promissory note payable dated September 12, 2011 is unsecured and bears interest at $ 361 up to September 16, 2011 and $ 36 per diem until all principal and interest is repaid. The note is due on demand and may be prepaid in whole or part without penalty. Accrued interest was $115,209 at March 31, 2020.

The $100,000 promissory note payable dated September 30, 2013 is unsecured and is non-interest bearing.

A $22,030 promissory note payable dated February 24, 2011 to a former officer (more than 1 year ago,) bears interest of $6,000 and was due on March 4, 2011. This note is accruing interest at $360 per day for every day after March 4, 2011 until the note is repaid in full. At March 31, 2020, accrued interest was $1,199,993.

A $46,660 promissory note payable dated April 22, 2011 to a former officer (more than 1 year ago) bears interest at 1% per diem. A beneficial conversion feature of $2,750 was recorded as a discount to the notes with the offset to Additional Paid in Capital. In May 2011 the holder of the note converted $10,000 of principal into 750,000 shares of common stock and the discount was expensed to interest. The remaining balance of $36,660 is due on demand. At March 31, 2020, accrued interest was $1,205,153.

A $3,000 convertible promissory note payable to a former officer (more than 1 year ago) is secured by certain assets and equipment of the Company and bore interest at 8% per annum through the due date in November 2010 and is currently in default and bearing interest at 60% the highest lawful rate. A beneficial conversion feature of $3,000 has been recorded as a discount to the note with an offset to additional paid in capital. The discount was fully amortized in 2010. At March 31, 2020, accrued interest was $18,053.

A $9,980 short-term loan dated January 23, 2018 is unsecured and bears fixed interest of $5000 and was due March 5th, 2018.This note is currently in default. Interest at the option of the Lender may be paid in stock at a 75% discount to market. At March 31, 2020 we accrued interest of $55,214.

A $4,980 short-term loan dated February 26, 2018 is unsecured and bears fixed interest of $1500 and was due in March 2018.This note is currently in default. Interest at the option of the Lender may be paid in stock at a 75% discount to market. At March 31, 2020 we accrued $27,607 in interest.

TRANSACT ENERGY CORP.

[A Development Stage Company]

NOTES TO FINANCIAL STATEMENTS

(Unaudited – Prepared by Management)

March 31, 2020

NOTE 4 – NOTES PAYABLE (CONTINUED)

A $4,980 short-term loan dated May 29, 2018 is unsecured and bears interest of $35.71 per day and was due in June 30, 2018.This note is currently in default. At March 31, 2020 we accrued $24,000 in interest.

A 60,000 short-term loan dated June 6, 2018 is unsecured and bears interest of $3,000 per day. At March 31, 2020 we accrued $1,992,000 in interest.

A $3,980 short-term loan dated July 25, 2018 is unsecured and bears interest of $28.49 per day and was due in Aug 31, 2018.This note is currently in default. At March 31, 2020 we accrued $17,521 in interest.

A $5,000 short-term loan dated January 25, 2019 is unsecured and bears interest of $28.49 per day and was due February 25, 2019.This note is currently in default. At March 31, 2020 we accrued $15,393 in interest.

A $5,000 short-term loan dated February 28, 2019 is unsecured and bears interest of $28.49 per day and was due March 23, 2019.This note is currently in default. At March 31, 2020 we accrued $14,179 in interest.

A $10,000 short-term loan dated April 26, 2019 is unsecured and bears interest of 71.4257 per day May 26, 2019. This note is currently in default. At March 31, 2020 we accrued $24,286 in interest.

A $15,000 convertible note dated May 9, 2019 is unsecured and bears interest of 12% per annum. The note is due May 5, 2020 unless converted to common stock. At March 31, 2020 we accrued $1,613 in interest.

A $10,000 convertible note dated July 25, 2019 is unsecured and bears interest of 12% per annum. The note is due July 24, 2020 unless converted to common stock. At March 31, 2020 we accrued $823 in interest.

A $5,000 short-term loan dated August 26, 2019 is unsecured and bears interest of 35.7143 per day. This note is currently in default. At March 31, 2020 we accrued $7,786 in interest.

A $4,995 short-term loan dated November 21, 2019 is unsecured and bears interest of 35.7143 per day August 26, 2019. This note is currently in default. At March 31, 2020 we accrued $4,679 in interest.

A $4,995 short-term loan dated December 20, 2019 is unsecured and bears interest of 35.7143 per day. At March 31, 2020 we accrued $3,643 in interest.

A $3,980 short-term loan dated March 20, 2020 is unsecured and bears interest of 28.57144 per day. At March 31, 2020 we accrued $314 in interest.

A $10,000 convertible note dated January 8, 2020 is unsecured and bears interest of 12% per annum. The note is due January 7, 2021 unless converted to common stock. At March 31, 2020 we accrued $273 in interest. (See note 12)

NOTE 5 – NOTES PAYABLE – RELATED PARTIES

There are no notes payable to related parties at March 31, 2020

NOTE 6 - CAPITAL STOCK

Preferred Stock - The Company has authorized 10,000,000 shares of preferred stock, $.001 par value, with such rights, preferences and designations and to be issued in such series as determined by the Board of Directors. No shares are issued and outstanding at March 31, 2020.

Common Stock - The Company has authorized 100,000,000 shares of common stock, $.001 par value, with such rights, preferences and designations and to be issued in such series as determined by the Board of Directors.

TRANSACT ENERGY CORP.

[A Development Stage Company]

NOTES TO FINANCIAL STATEMENTS

(Unaudited – Prepared by Management)

March 31, 2020

NOTE 6 - CAPITAL STOCK (CONTINUED)

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

In May 2012, the Company issued 3,316,500 common shares for consulting services at a value of $.035 per share (see Note 10).

In May 2012, the Company issued 275,000 common shares as a fee related to financing services at a value of $.0182 per share.

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

March 31, 2020

NOTE 6 - CAPITAL STOCK (CONTINUED)

In September 2014, the Company authorized the issuance of 641,715 common shares pursuant to a convertible option of notes payable totaling $44,920 at $.07 per share.

In October 2014, the Company authorized the issuance of 229,750 common shares pursuant to a restricted securities agreement totaling $50,545 at $0.22 per share.

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

March 31, 2020

NOTE 6 - CAPITAL STOCK (CONTINUED)

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

March 31, 2020

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

NOTE 8 - RELATED PARTY TRANSACTIONS

Management Compensation – The Company has accrued executive compensation of $2,278,000 to the CEO and President of the Company from inception to the period ended March 31, 2020 (See Note 10).

The Company has accrued executive compensation of $160,906 to the Chief People Officer of the Company to the period ended March 31, 2020 (See Note 10).

The Company has accrued executive compensation of $115,601 to the SVP Technology of the Company to the period ended April 1, 2016 (See Note 10).

The Company has accrued executive compensation of $395,504 to the SVP of Real Estate and Project Development of the Company to the period ended March 31, 2020 (See Note 10)

The Company has accrued executive compensation of $54,009 to the Directors of the Company and its subsidiaries to the period ended December 31, 2019 (See Note 10 and 11)

NOTE 9 - LOSS PER SHARE

The following data shows the amounts used in computing loss per share for the periods presented:

	Three Months Ended March 31, 2020	Three Months Ended March 31, 2019
Loss from operations available to common shareholders (numerator)	$(583,640)	$(497,405)

Weighted average number of common shares outstanding during the period used in loss per share (denominator)	59,333,155	58,700,235

Dilutive loss per share was not presented; as the Company had no common equivalent shares for all periods presented that would affect the computation of diluted loss per share.

TRANSACT ENERGY CORP.

[A Development Stage Company]

NOTES TO FINANCIAL STATEMENTS

(Unaudited – Prepared by Management)

March 31, 2020

NOTE 10 – COMMITMENTS AND CONTINGENCIES

Compensation agreement – The President and Chief Executive Officer agreement pays an annual base salary of $299,090, with a cash bonus annually based on 5% of EBITDA and a stock bonus formulated around the return on invested capital where the issued and outstanding stock of the Company times the rate of return divided by ten will equate to the stock issued.

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

Consulting Agreement-On May 3, 2012, the company entered into an agreement whereby 3,015,000 free trading shares are to be issued in exchange for a $20,000 advance to the Company and the settlement of any and all obligations given to the parties of the agreement. These shares are intended to be sold to cover their costs including the advances and any balance of these shares not used in settlement would be used to raise capital and split evenly between the parties. The portion that goes to the consulting company will be expensed as consulting fees.

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

March 31, 2020

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

Land Purchase Agreement – On October 25th, 2017 the Company through its subsidiary Puebla Z.E.W.O.P. 1, S.de R.L. de C.V. entered into a land purchase agreement for 18.42 hectares of industrial use land in El Salto, Jalisco, Mexico. In May 2019 we renewed negotiations through TransAct Energy Mexico for the lands revised at 19.57 hectares and a price of approximately $10,423,75. The deal is pending title insurance and the title preparation. We anticipate a closing in. The $90,000 deposit paid with stock may be reclaimed and settled with cash.

This agreement has been amended to November 15, 2019 closing date, with a weekly penalty of $25,000 starting October 1, 2019. These lands are still available to us. Subject to agreement.

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

Compensation agreement – On April 1, 2018 the Company contracted for a Senior Vice President of Real Estate and Project Development. The Agreement pays an annual base salary of $185,000 with a COLI. Starting April 2018, with a performance bonus annually of up to 50% of their salary based on delivering ZEWOPTM projects undertaken on time, budget and of expected quality as per set formulas.

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

TRANSACT ENERGY CORP.

[A Development Stage Company]

NOTES TO FINANCIAL STATEMENTS

(Unaudited – Prepared by Management)

March 31, 2020

NOTE 10 – COMMITMENTS AND CONTINGENCIES (CONTINUED)

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

Sale of ZEWOPtm Technology – On December 31, 2018, as part of its long-term global tax strategy Transact Energy Corp sold all rights to its Zero Emissions Waste Optimization Plant technology to its wholly owned subsidiary TransAct Energy Global Limited for the sum of $20 Million USD. The Company will receive an initial payment of $2 Million USD on or before April 11th, 2019, and then $6 Million each over the years 2019, 2020 and 2021. TransAct Energy Global Limited will be responsible for disseminating the technology globally. No payments to date.

Compensation agreement – On September 1, 2018 the Company contracted for a Chief People Officer. The Agreement pays an annual base salary of $275,838 (250K Euro) starting September 2019, with bonus provisions if performance expectations met.

NOTE 11 – SUBSEQUENT EVENTS

A $2,500 convertible note dated April 20, 2020 is unsecured and bears interest of 12% per annum. The note is due April 19, 2021 unless converted to common stock.

A $10,000 convertible note dated April 22, 2020 is unsecured and bears interest of 12% per annum. The note is due April 21, 2021 unless converted to common stock. The note was converted to common stock @ $0.014 on April 24, 2020 and is paid in full.

A $10,000 convertible note from January 8, 2020 was converted on April 8, 2020, common stock was issued @ $0.08 on April 24, 2020 and is paid in full.

The Directors accrued executive compensation of $54,009, was paid by issuing common stock @ $0.10 on April 24, 2020.

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

OUR BUSINESS

Our business is using sustainable energy in emissions-free processing of municipal solid waste into globally traded commodities.

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

Figure 1: Concept Rendering of El Salto ZEWOPtm

Plant is estimated at 31,355 sq. meters. Using approximately 7.2 hectares.

2019 was dominated with closing the funds to build the El Salto ZEWOPtm and preparing the Company for operating status. This included continued meetings with members of the new Mexican government to forward our waste management approach in Mexico and renegotiating the purchase of the El Salto lands anticipating a closing. We started the process of acquiring a sustainable geothermal technology that will provide most of the energy required to operate the ZEWOPtm. Our incoming COO and CPO started working through the people requirements for Mexico.

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

Our first quarter of 2020 started out with where we left off in 2019 investigating, contacting and presenting to a variety of Private Equity and Venture funds to raise the pre-development capital for El Salto. It ended with the TransAct team being grounded by COVID-19 however with new opportunities. TransAct was invited into an economic development initiative in Puerto Rico established to grow GDP and employment. We would use our ZEWOPtm to support the new Hemp industry by processing their solid waste along with municipal solid waste from the region and selling our products to Hemp product manufacturers that would otherwise have to import the same. The economic initiative comes with money and land, the executive has indicated they can provide both to TransAct in order the get us started there which in turn may accelerate our efforts in Mexico. Oversite approval is intended for the second quarter of 2020.

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

Our focus throughout 2020 is to build the ZEWOPtm in Puerto Rico and El Salto, Jalisco, Mexico. We need to first sign off on 75-80% of our product sales under off-take agreements and finish the site-specific design work for each location site. Then we will reengage Fichtner Consulting Engineers to prepare working drawings, that while being approved under permits and permissions will go to tender for a guaranteed procurement and construction contract. When these steps are completed, we intend on finalizing the financing commitment for the debt and equity based on the ZEWOPtm construction agreement.

TransAct intends on establishing the manufacturing of our proprietary reactors in Mexico in 2020. We have already initiated discussions for a joint venture agreement with an ISO 9001 and ASME capable manufacturer. Our facility would supply the demand for both Mexico, South America, Central America, Canada and the USA.

Subject to our funding draw down schedule and the permit/permission process we intend on site preparation and initial construction of the first ZEWOPtm buildings in the latter part of 2020. Provided all equipment manufacturers can supply their components we intend on assembling the plant and commissioning the same in 2021.

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

ZEWOPtm can demonstrate to the World a municipal scale solution to managing waste without emissions and land filling. Although we have been approached to build in the other North American cities, we feel the market is best approached when the first ZEWOPtm is fully operational to garner government agency support. This will ensure a smoother entry into the other North American markets, once we break ground, we will make sure major waste generators throughout the US and Canada are aware of our process, so we get on the technology review lists.

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

For the 2020 year the Company’s focus is to:

1.)Secure working capital for the Company significant enough to maintain accounts payable as current and fund day to day corporate costs through to cash-flow from first operations, including expansion of corporate management team in order facilitate global dissemination of ZEWOPtm.

2.)Secure pre-development capital in order to facilitate items 3) a. through 3) f. which meets requirements for balance of funding commitments.

3.)Complete the development of the ZEWOPtm in either Puerto Rico or El Salto (Guadalajara), Mexico as follows.

a.Complete purchase of lands.

b.Secure C-suite executives and Mexico support team.

c.Finalize Product Off-take Agreements.

d.Complete working drawings for El Salto ZEWOPtm.

e.Secure all required permits and permissions.

f.Complete EPC contracts and supplier agreements.

g.Site development, construction and assembly of plant.

4.)Finalize first or second Mexico ZEWOPtm contracts to launch development in 2020/2021.

5.)Continue with European market entrance towards end of 2021 including the establishment of our Global Accounting /Research and Development Center in Ireland.

SUBSEQUENT EVENTS

A $2,500 convertible note dated April 20, 2020 is unsecured and bears interest of 12% per annum. The note is due April 19, 2021 unless converted to common stock.

A $10,000 convertible note dated April 22, 2020 is unsecured and bears interest of 12% per annum. The note is due April 21, 2021 unless converted to common stock. The note was converted to common stock @ $0.014 on April 24, 2020 and is paid in full.

A $10,000 convertible note from January 8, 2020 was converted on April 8, 2020, common stock was issued @ $0.08 on April 24, 2020 and is paid in full.

The Directors accrued executive compensation of $54,009, was paid by issuing common stock @ $0.10 on April 24, 2020.

RESULTS OF OPERATIONS

Results of Operations for Three Months Ending March 31, 2020 Compared to Three Months Ending March 31, 2019

We did not generate any material revenue from January 1, 2020 to March 31, 2020 as was the same for the three-month period in 2019. For the three months ended March 31, 2020 our general and administrative expenses were $196,198 compared to $132,935 for the same period in 2019. Expenses consisted primarily of compensation of $191,945 and Consulting $800. Compensation was $119,341 and Consulting $9,000 for the same period ending March 31, 2019.

Interest Expense for the three months ending March 31, 2020 was $387,442 compared to $364,470 for the same period in 2019. As a result, we have reported a net loss before taxes of ($583,640) for the Three Months ended March 31, 2020 compared to a loss of ($497,404) for the same period last year.

Stock-Based Compensation Costs There was $0 stock-based compensation recorded during the period ended March 31,2019. Any shares issued are a part of our executive compensation plan, and are issued to obtain, retain and motivate our directors, executives and employees.

LIQUIDITY AND CAPITAL RESOURCES

As of March 31, 2020, our current assets are $403,424 made up of prepaid expenses of $295,763, receivables of $106,370 and $1,291 cash on hand. Our current liabilities consist of accounts payable in the amount of $440,834, accrued interest of $ 4,976,378 compensation payable of $ 3,004,020 and Notes payable, net of any discount of $ 391,110.

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rules 13a-15(e) and 15d-15(e) promulgated under the Exchange Act. Based on this evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were effective at a reasonable assurance level as of March 31, 2020, the end of the period covered by this report.

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

None the three months ended March 31, 2020.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None

ITEM 4. REMOVED AND RESERVED

None.

ITEM 5. OTHER INFORMATION.

Up to the period ended March 31, 2020, the Company worked diligently on its business and maintaining its reporting status with the SEC. However due to finances we are forced to file our Annual Report without auditors review the company is delinquent in required filings with the SEC as determined by the NASD. Because of filing unaudited statements and changes to the over the counter bulletin board (“OTCBB”) we were downgraded from the OTCQB to the OTC Pinks. When we amend our filings to include audited statements for 2012, 2013, 2014, 2015, 2016, 2017, 2018, and 2019 we can reapply to the OTCBB for a OTCQB listing. We have started the process of engaging a US accounting firm to prepare all filings and financial statements for the auditors subject to funding.

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

TRANSACT ENERGY CORP.

Date: April 27, 2020
	By:	/s/ Rod Bartlett
Rod Bartlett
President, Chief Executive Officer