Form 10-Q
period 2020-06-30
TRANSACT ENERGY CORP
filed 2020-08-10
CIK 1383394

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

(Mark One)

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2020

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of June 30, 2020:

60,728,912 shares issued and outstanding

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

The accompanying financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at June 30, 2020 and June 30, 2019 and for the periods then ended have been made. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s December 31, 2019 management prepared financial statements. The results of operations for the periods ended June 30, 2020 and 2019 are not necessarily indicative of the operating results for the full year.

TRANSACT ENERGY CORP.

[A Development Stage Company]

FINANCIAL STATEMENTS

(Unaudited – Prepared by Management)

June 30, 2020

CONTENTS
PAGE
Interim Balance Sheets	4
Interim Statements of Operations	5
Interim Statements of Cash Flows	6
Notes to Interim Financial Statements	7

TRANSACT ENERGY CORP.

(A Development Stage Company)

INTERIM BALANCE SHEET

(Unaudited - Prepared by Management)

	June 30,	December 31,
	2020	2019
ASSETS
Current
Cash	$6,187	$634
Receivable	106,371	106,370
Prepaid Expenses	295,763	295,763
Total Current Assets	408,321	402,767

Capital
Furniture & Equipment	179	333
Software	-	-
Total Capital Assets	179	333

Other
Incorporation Costs	11,791	11,791
Intellectual Property	130,520	130,520
Total Other Non-current Assets	142,311	142,311
	$550,811	$545,411

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current
Bank indebtedness	$-	$-
Accounts payable	439,195	442,571
Accrued interest	5,368,242	4,588,936
Accrued interest - related party	-	-
Compensation payable	3,138,276	2,819,485
Notes payable - net of discount	383,610	377,130
Notes payable - Related parties, net of discount	-	-
Total Current Liabilities	9,329,323	8,228,122

Stockholders' Equity (Deficit)
Preferred stock, $.001 par value,
10,000,000 shares authorized no shares issued and outstanding	-	-
Common Stock, $.001 par value,
100,000,000 shares authorized
60,728,912 shares issued and outstanding	60,729	59,333
Capital in excess of par value	3,331,013	3,256,761
Subscriptions receivable	-	-
Deficit accumulated during the development stage	(12,170,254)	(10,998,805)

Total Stockholders' Equity (Deficit)	(8,778,512)	(7,682,711)
	$550,811	$545,411

The accompanying notes are an integral part of these financial statements.

TRANSACT ENERGY CORP.

(A Development Stage Company)

INTERIM STATEMENTS OF OPERATIONS

(Unaudited - Prepared by Management)

	Cumulative from inception March 15, 2006 June 30, 2020	Three months ended June 30, 2020	Six months ended June 30, 2020	Three months ended June 30, 2019	Six months ended June 30, 2019
REVENUE	$12,440	$-	$-	$-	$-

EXPENSES
General and administrative	6,286,774	195,945	392,143	153,079	286,013
Unsuccessful lease purchases	18,673	-	-	-	-
Total Expenses	6,305,447	195,945	392,143	153,079	286,013

LOSS BEFORE OTHER INCOME (EXPENSE)	(6,293,007)	(195,945)	(392,143)	(153,079)	(286,013)
Interest income	50,954	-	-	-	-
Interest expense	(5,650,907)	(391,864)	(779,306)	(377,645)	(742,114)
Gain on debt settlement	34,864	-	-	-	-
Loss on write off of investment in lease	(12,684)	-	-	-	-
Allowance for loss on loans receivable and related interest	(299,474)	-	-	-	-

LOSS FROM OPERATIONS
BEFORE INCOME TAXES	(12,170,254)	(587,809)	(1,171,449)	(530,724)	(1,028,127)

CURRENT TAX EXPENSE	-	-	-	-	-

DEFERRED TAX EXPENSE	-	-	-	-	-

NET LOSS	$(12,170,254)	$(587,809)	$(1,171,449)	$(530,724)	$(1,028,127)

LOSS PER COMMON SHARE		$(0.010)	$(0.019)	$(0.009)	$(0.018)

The accompanying notes are an integral part of these financial statements.

TRANSACT ENERGY CORP.

(A Development Stage Company)

INTERIM STATEMENTS OF CASH FLOWS

( Unaudited - Prepared by Management)

	Cumulative
	from inception	Six months	Six months
	March 15, 2006 to	ended	ended
	March 31,	June 30,	June 30,
	2020	2020	2019
Cash Flow From Operating Activities:
Net loss for the period	$(12,170,254)	$(1,171,449)	$(1,028,127)
Adjustments to reconcile net loss to cash used by operating activities:
Stock issued for services	1,095,720	-	-
Stock issued for expenses	94,313	-	-
Debt issued for services	12,847	-	-
Amortization	6,107	154	126
Loss on write off of investment in lease	12,684	-	-
Allowance for interest receivable	50,954	-	-
Allowance for loans receivable	248,521	-	-
Interest expense from beneficial conversion feature on notes payable	124,548	-	-
Loss on stock subscriptions receivable	550,431	-	-
Gain on debt settlement	(34,864)	-	-
Change in assets and liabilities:
Decrease (Increase) in interest receivable	(50,954)	-	-
Decrease (Increase) in prepaid expenses	(295,763)	-	(3,921)
Decrease (Increase) in accounts receivable	(106,371)	(1)	-
Increase (decrease) in accounts payable	439,195	(3,376)	26,654
Increase in compensation payable	3,138,276	318,791	218,872
Increase in accrued interest	5,368,242	779,306	742,114
Net Cash (used) by Operating Activities	(1,516,368)	(76,575)	(44,282)

Cash Flows From Investing Activities:
Acquisition of oil and gas leases	(12,684)	-	-
Acquisition of Intellectual Property	(130,520)	-	-
Purchase of software	-	-	-
Purchase of furniture & equipment	(614)	-	(614)
Loans receivable	(263,521)	-	-
Proceeds from loans receivable	15,000	-	-
Net Cash (Used) by Investing Activities	(392,339)	-	(614)

Cash Flow From Financing Activities
Proceeds from common stock issuance	3,391,742	75,648	17,275
Proceeds received for stock not yet issued	-	-	-
Stock offering costs	(13,263)	-	-
Proceeds from notes payable	440,885	26,480	45,000
Repayment of notes payable	(1,904,470)	(20,000)	(17,275)
Net Cash Provided by Financing Activities	1,914,894	82,128	45,000

Net Increase (Decrease) in Cash	6,187	5,553	104

Cash (Bank Indebtedness) at Beginning of Period	-	634	127

Cash at End of Period	$6,187	$6,187	$231

Supplemental Disclosures of Cash Flow Information:
Cash paid during the period for:
Interest	$-	$-	$-
Income taxes	$-	$-	$-

Supplemental Schedule of Noncash Investing and Financing Activities:
For the six month period ended June 30, 2020 and 2019:
Shares issued for services	$1,307,916	$-	$-
Shares issued on conversion of debt	$2,425,277	$839,290	$17,275
Shares issued for acquisition	$220,250	$-	$-
Shares issued to shareholders in exchange	$-	$-	$-
for free trading shares	$554,744	$-	$-
Subscriptions receivable	$(550,431)	$-	$-
Beneficial conversion feature on notes payable	$59,084	$-	$-

The accompanying notes are an integral part of these financial statements.

TRANSACT ENERGY CORP.

[A Development Stage Company]

NOTES TO FINANCIAL STATEMENTS

(Unaudited – Prepared by Management)

June 30, 2020

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization - TransAct Energy Corp. (“the Company”) was organized under the laws of the State of Nevada on March 15, 2006. The Company is in the business of developing and managing zero emission waste to value plants globally. The Company has generated nominal revenues and is considered a development stage company as defined in Accounting Standards Codification (“ASC”) Topic No. 915. The Company has, now, not paid any dividends and any dividends that may be paid in the future will depend upon the financial requirements of the Company and other relevant factors.

Interim Condensed Financial Statements - The accompanying interim financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at June 30, 2020 and 2019 and for the periods then ended have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s December 31, 2019 unaudited financial statements. The results of operations for the periods ended June 30, 2020 and 2019 are not necessarily indicative of the operating results for the full year.

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

The Company recognizes interest accrued related to unrecognized tax benefits in interest expense and penalties in operating expenses. During the years ended December 31, 2019 and 2018, the Company recognized no interest and penalties. The Company had no accruals for interest and penalties at June 30, 2020 and June 30, 2019. All tax years starting with 2008 are open for examination.

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

June 30, 2020

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

NOTE 3 - SOFTWARE

Accumulated Net Book Value

	Cost	Amortization	June 30, 2020	December 31, 2019
Software	$3,480	$3,480	$-	$-

TRANSACT ENERGY CORP.

[A Development Stage Company]

NOTES TO FINANCIAL STATEMENTS

(Unaudited – Prepared by Management)

June 30, 2020

NOTE 4 – NOTES PAYABLE

The $10,000 convertible promissory note payable to a company whose shareholders hold less than 10% in TransAct is unsecured, bears interest at 10% per annum and was due and payable on March 31, 2010. The payee had the option to convert the entire principal amount on or before April 29, 2009 into common shares of the Company based on a conversion rate of $.00345 per share. No interest was payable if the principal was converted to shares of the Company. The payee did not exercise its conversion option. The note is currently outstanding and in October 2010 the Company issued a check in the amount of $11,876 as payment in full of principal and interest which was returned un-cashed by the payee. The Company is currently in dispute regarding the expiration date of the conversion option in the agreement and the note remains in default. At June 30, 2020, accrued interest was $11,686.

The $17,500 promissory note payable to a company whose shareholders hold less than 10% in TransAct is unsecured, bears interest at 10% per annum and is due on demand. This note is currently in default. At June 30, 2020, accrued interest was $19,696.

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

The $25,000 and $15,243.90 ($20,000 CAD) promissory notes payable dated April 22, 2011 and March 31, 2011 respectively are unsecured and bear interest at 60% per annum or $2,500 and $1,445 ($2,000 CAD) respectively whichever is greater. The notes are due on demand and may be prepaid in whole or part without penalty. Accrued interest was $222,184 on June 30, 2020.

The $ 3,811 ($5,000 CAD) promissory note payable dated September 12, 2011 is unsecured and bears interest at $ 361 up to September 16, 2011 and $ 36 per diem until all principal and interest is repaid. The note is due on demand and may be prepaid in whole or part without penalty. Accrued interest was $118,677 on June 30, 2020.

The $100,000 promissory note payable dated September 30, 2013 is unsecured and is non-interest bearing.

A $22,030 promissory note payable dated February 24, 2011 to a former officer bears interest of $6,000 and was due on March 4, 2011. This note is accruing interest at $360 per day for every day after March 4, 2011 until the note is repaid in full. On June 30, 2020, accrued interest was $1,232,753.

A $46,660 promissory note payable dated April 22, 2011 to a former officer (more than 1 year ago) bears interest at 1% per diem. A beneficial conversion feature of $2,750 was recorded as a discount to the notes with the offset to Additional Paid in Capital. In May 2011 the holder of the note converted $10,000 of principal into 750,000 shares of common stock and the discount was expensed to interest. The remaining balance of $36,660 is due on demand. On June 30, 2020, accrued interest was $1,238,814.

TRANSACT ENERGY CORP.

[A Development Stage Company]

NOTES TO FINANCIAL STATEMENTS

(Unaudited – Prepared by Management)

June 30, 2020

NOTE 4 – NOTES PAYABLE - CONTINUED

A $3,000 convertible promissory note payable to a former officer is secured by certain assets and equipment of the Company and bore interest at 8% per annum through the due date in November 2010 and is currently in default and bearing interest at 60% the highest lawful rate. A beneficial conversion feature of $3,000 has been recorded as a discount to the note with an offset to additional paid in capital. The discount was fully amortized in 2010. At June 30, 2020, accrued interest was $18,503.

A $9,980 short-term loan dated January 23, 2018 is unsecured and bears fixed interest of $5000 and was due March 5th, 2018.This note is currently in default. Interest at the option of the Lender may be paid in stock at a 75% discount to market. On June 30, 2020 we accrued interest of $61,714.

A $4,980 short-term loan dated February 26, 2018 is unsecured and bears fixed interest of $1500 and was due in March 2018.This note is currently in default. Interest at the option of the Lender may be paid in stock at a 75% discount to market. On June 30, 2020 we accrued $30,857 in interest.

A $4,980 short-term loan dated May 29, 2018 is unsecured and bears interest of $35.71 per day and was due in June 30, 2018.This note is currently in default. On June 30, 2020 we accrued $27,250 in interest.

A 60,000 short-term loan dated June 6, 2018 is unsecured and bears interest of $3,000 per day. On June 30, 2020 we accrued $2,265,000 in interest.

A $3,980 short-term loan dated July 25, 2018 is unsecured and bears interest of $28.49 per day and was due in Aug 31, 2018.This note is currently in default. On June 30, 2020 we accrued $20,114 in interest.

A $5,000 short-term loan dated January 25, 2019 is unsecured and bears interest of $28.49 per day and was due February 25, 2019.This note is currently in default. On June 30, 2020 we accrued $18,643 in interest.

A $5,000 short-term loan dated February 28, 2019 is unsecured and bears interest of $28.49 per day and was due March 23, 2019.This note is currently in default. On June 30, 2020 we accrued $17,429 in interest.

A $10,000 short-term loan dated April 26, 2019 is unsecured and bears interest of 71.4257 per day May 26, 2019. This note is currently in default. On June 30, 2020 we accrued $30,786 in interest.

A $15,000 convertible note dated May 9, 2019 is unsecured and bears interest of 12% per annum. The note is due May 5, 2020 unless converted to common stock. On June 30, 2020 we accrued $2,061 in interest.

A $10,000 convertible note dated July 25, 2019 is unsecured and bears interest of 12% per annum. The note is due July 24, 2020 unless converted to common stock. On June 30, 2020 we accrued $1,121 in interest.

A $5,000 short-term loan dated August 26, 2019 is unsecured and bears interest of 35.7143 per day. This note is currently in default. On June 30, 2020 we accrued $11,036 in interest.

A $4,995 short-term loan dated November 21, 2019 is unsecured and bears interest of 35.7143 per day August 26, 2019. This note is currently in default. On June 30, 2020 we accrued $7,929 in interest.

A $4,995 short-term loan dated December 20, 2019 is unsecured and bears interest of 35.7143 per day. On June 30, 2020 we accrued $6,893 in interest.

A $3,980 short-term loan dated March 20, 2020 is unsecured and bears interest of 28.57144 per day. On June 30, 2020 we accrued $2,914 in interest.

TRANSACT ENERGY CORP.

[A Development Stage Company]

NOTES TO FINANCIAL STATEMENTS

(Unaudited – Prepared by Management)

June 30, 2020

NOTE 4 – NOTES PAYABLE - CONTINUED

A $10,000 convertible note dated January 8, 2020 is unsecured and bears interest of 12% per annum. The note is due January 7, 2021 unless converted to common stock. On June 30, 2020 we accrued $345 in interest. The note was converted April 23, 2020 (see Note 6).

A $2,500 convertible note dated April 22, 2020 is unsecured and bears interest of 12% per annum. The note is due April 21, 2021 unless converted to common stock. On June 30, 2020 we accrued $57 in interest.

NOTE 5 – NOTES PAYABLE – RELATED PARTIES

There are no notes payable to related parties at June 30, 2020

NOTE 6 - CAPITAL STOCK

Preferred Stock - The Company has authorized 10,000,000 shares of preferred stock, $.001 par value, with such rights, preferences and designations and to be issued in such series as determined by the Board of Directors. No shares are issued and outstanding at June 30, 2020.

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

June 30, 2020

NOTE 6 - CAPITAL STOCK - CONTINUED

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

June 30, 2020

NOTE 6 - CAPITAL STOCK - CONTINUED

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

June 30, 2020

NOTE 6 - CAPITAL STOCK - CONTINUED

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

In January 2019, the Company authorized the issuance of 106,985 common shares pursuant to convertible option of notes payable totaling $7,275 at $0.068 per share, respectively.

In June 2019, The Company authorized the issuance of 200,000 common shares pursuant to a convertible option of a note payable totaling $10,000 at $0.05 per share, respectively.

In July 2019, The Company authorized the issuance of 200,000 common shares pursuant to a convertible option of a note payable totaling $10,000 at $0.05 per share respectively.

In September 2019, The Company authorized the issuance of 222,222 common shares pursuant to a convertible option of a note payable totaling $10,000 at $0.045 per share respectively.

In April 2020, the Company authorized the issuance of 839,286 common shares pursuant to convertible option of a note $10,000 at $0.08 per share and $10,000 at $0.014 per share. In the same period the Company authorized the issuance of 556,471 common shares for 2019 director compensation services totaling $55,647 at a value of $0.10 per share.

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

NOTE 8 - RELATED PARTY TRANSACTIONS

Management Compensation – The Company has accrued executive compensation of $2,348,092 to the CEO and President of the Company from inception to the period ended June 30, 2020 (See Note 11).

The Company has accrued executive compensation of $229,866 to the Chief People Officer of the Company to the period ended June 30, 2020 (See Note 11).

The Company has accrued executive compensation of $115,601 to the SVP Technology of the Company to the period ended April 1, 2016 (See Note 11).

The Company has accrued executive compensation of $443,717 to the SVP of Real Estate and Project Development of the Company to the period ended March 31, 2020 (See Note 11)

TRANSACT ENERGY CORP.

[A Development Stage Company]

NOTES TO FINANCIAL STATEMENTS

(Unaudited – Prepared by Management)

June 30, 2020

NOTE 10 - LOSS PER SHARE

The following data shows the amounts used in computing loss per share for the periods presented:

	Six months ended June 30, 2020	Six months Ended June 30, 2019
Loss from operations available to common shareholders
(numerator)	$(1,171,499)	$(1,028,127)
Weighted average number of common shares
outstanding during the period used in loss per share (denominator)	59,846,978	58,712,243

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

TRANSACT ENERGY CORP.

[A Development Stage Company]

NOTES TO FINANCIAL STATEMENTS

(Unaudited – Prepared by Management)

June 30, 2020

NOTE 11– COMMITMENTS AND CONTINGENCIES - CONTINUED

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

Land Purchase Agreement – On October 25th, 2017 the Company through its subsidiary Puebla Z.E.W.O.P. 1, S.de R.L. de C.V. entered into a land purchase agreement for 18.42 hectares of industrial use land in El Salto, Jalisco, Mexico. In May 2019 we renewed negotiations through TransAct Energy Mexico for the lands revised at 19.57 hectares and a price of approximately $10,423,75. The deal is pending title insurance and the title preparation. The $90,000 deposit paid with stock may be reclaimed and settled with cash. These lands are still available to us. Subject to a new agreement.

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

TRANSACT ENERGY CORP.

[A Development Stage Company]

NOTES TO FINANCIAL STATEMENTS

(Unaudited – Prepared by Management)

June 30, 2020

NOTE 11– COMMITMENTS AND CONTINGENCIES - CONTINUED

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

Accounting Engagement – On June 13, 2018 the Company engaged Piercy Bowler Taylor & Kern, certified public accountants of Las Vegas Nevada to prepare the 2012 through 2017 financial statements of the company for audit and subsequently refiling with the Securities and Exchange Commission. Further they are engaged to complete all outstanding tax returns to the US Internal Revenue Service and to act as our US accountants on an ongoing basis. The engagement requires an engagement fee of $5,000 before work starts.

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

OUR BUSINESS

Our core business is using sustainable technologies in emissions-free processing of solid waste into globally traded commodities.

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

The Company’s 2012 efforts were focused on building out a Waste Optimization division. We completed a Business Plan for this division and entered a Joint Development Agreement with the owners of a small scale, proprietary, zero emissions waste optimization plant (“ZEWOPTM”) that had been operating a 20 tonne per day plant for two years. We reconnected with clients in India and Brazil for future waste optimization opportunities. From the second quarter, through to the end of 2012 we worked to raise the necessary funds to build a municipal scale plant (1000+ tonnes per day) in Scotland.

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

The second quarter of 2020 had two focuses continue with raising the predevelopment capital for El Salto, Mexico, continue other business development initiatives that could result in cash flow. Through negotiations with the landowner in El Salto we tentatively reduced our immediate cash requirements $10 Million by starting with a lease instead of purchasing the land day one. We then found an investment group in Mexico City willing to raise the remaining capital of approximately $13 Million in the third quarter. We also launched our own raise through one of our Irish companies and continue to promote that.

In terms of business development we presented on opportunities related to Nigeria and the Caribbean. Continued make inroads to Puerto Rico and started looking at a retail opportunity for our core technology.

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

Our focus throughout 2020 is to start building the ZEWOPTM in El Salto, Jalisco, Mexico. We need to first sign off on 75-80% of our product sales under off-take agreements and finish the site-specific design work for each location site. Then we will reengage Fichtner Consulting Engineers to prepare working drawings, that while being approved under permits and permissions will go to tender for a guaranteed procurement and construction contract. When these steps are completed, we intend on finalizing the financing commitment for the debt and equity based on the ZEWOPTM construction agreement.

TransAct intends on establishing the manufacturing joint venture of our proprietary reactors in Mexico in 2020. We have already initiated discussions for a joint venture agreement with an ISO 9001 and ASME capable manufacturer. Our facility would supply the demand for both Mexico, South America, Central America, Canada and the USA.

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

Besides finding capital for individual projects, until the first revenues from operations come in, our corporate operations will continue to be funded by raising money through private placements or public offerings. We anticipate bringing on an expanded management team to oversee our operational growth throughout this year and plan to raise additional capital as required. The first $10 Million of this budgeted capital is being raised now.

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

SUBSEQUENT EVENTS

None.

RESULTS OF OPERATIONS

Results of Operations for Three Months Ending June 30, 2020 Compared to Three Months Ending June 30, 2019

We did not generate any material revenue from April 1, 2020 to June 30, 2020 as was the same for the three-month period in 2019. For the three months ended June 30, 2020 our general and administrative expenses were $195,945 compared to $153,079 for the same period in 2019. Expenses consisted primarily of compensation of $191,945 and filing $1,383. Compensation was $119,341 and Filing $288 for the same period ending June 30, 2019. Interest Expense for the three months ending June 30, 2020 was $391,864 compared to $377,645 for the same period in 2019. As a result, we have reported a net loss before taxes of ($587,809) for the Three Months ended June 30, 2020 and June 30, 2019 of ($530,723).

Results of Operations for the Six Months Ended June 30, 2020 Compared to The Six Months Ended June 30, 2019

We did not generate any revenue from January 1, 2020 to June 30, 2020 as was the same for the six-month period in 2019. For the six months ended June 30, 2020 our general and administrative expenses were $392.143 compared to $286,013 for the same period in 2019. The main expense was compensation which was $383,889 for the period ending 2020 and $238,683 for the period ending June 2019. Interest expense for the six-month period ending June 30, 2020 was $779,306 compared to $742,114 for the same period ending June 30, 2016. As a result, we have reported a net loss of ($1,171,449)) for the period ended June 30, 2020. Our total net loss from January 1, 2019 through June 30, 2019 was ($1,028,127).

Stock-Based Compensation Costs There was $55,647 stock-based compensation recorded during the period ended June 30,2020 for director compensation accrued in December 2019. Any shares issued are a part of our executive compensation plan, and are issued to obtain, retain and motivate our directors, executives and employees.

LIQUIDITY AND CAPITAL RESOURCES

As of June 30, 2020, our current assets are $408,321 made up of prepaid expenses of $295,763, receivables of $106,371 and $6,187 cash on hand. Our current liabilities consist of accounts payable in the amount of $439,195, accrued interest of $5,368,242 compensation payable of $3,138,276 and Notes payable, net of any discount of $383,610.

NEED FOR ADDITIONAL FINANCING

We estimate our upcoming operating expenses to increase substantially as we transcend from development stage to operating stage and could be as much as $10,000,000.00 per year or more. We have conditional commitments through our subsidiaries for capital expenditures related to the first plant in Mexico and anticipate entering into further commitments to secure additional plants going forwards. We believe we will need additional funds to cover our expenses and commitments for the next twelve months. Our need for capital may change dramatically as we pursue our business plan during that period. Further, we cannot assure that we will be successful in consummating business opportunities on favourable terms or we will be able to profitably manage any business opportunities. Should we require additional capital, we may seek additional advances from officers, sell common stock or find other forms of debt financing.

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rules 13a-15(e) and 15d-15(e) promulgated under the Exchange Act. Based on this evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were effective at a reasonable assurance level as of June 30, 2020, the end of the period covered by this report.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

839,286 common shares were sold by way of conversion of a note payable into Company securities during the six months ended June 30, 2019.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None

ITEM 4. REMOVED AND RESERVED

None.

ITEM 5. OTHER INFORMATION.

Up to the period ended June 30, 2020, the Company worked diligently on its business and maintaining its reporting status with the SEC. However due to finances we are forced to file our Annual Report without auditors review the company is delinquent in required filings with the SEC as determined by the NASD. Because of filing unaudited statements and changes to the over the counter bulletin board (“OTCBB”) we were downgraded from the OTCQB to the OTC Pinks. When we amend our filings to include audited statements for 2012, 2013, 2014, 2015, 2016, 2017, 2018, and 2019 we can reapply to the OTCBB for a OTCQB listing. We have started the process of engaging a US accounting firm to prepare all filings and financial statements for the auditors subject to funding.

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

TRANSACT ENERGY CORP.

Date: August 7, 2020	By:	/s/ Rod Bartlett
Rod Bartlett
President, Chief Executive Officer