Form 10-K
period 2020-12-31
TRANSACT ENERGY CORP
filed 2021-03-24
CIK 1383394

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

(Mark One)

FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2020.

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

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act [   ] Yes [   ] No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [   ] No

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). [   ] Yes [X] No.

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). [   ] Yes [X] No

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised ﬁnancial accounting standards provided pursuant to Section 13(a) of the Ex-change Act. [   ]

Indicate by check mark whether the registrant has ﬁled a report on and attestation to its management’s assessment of the eﬀectiveness of its internal control over ﬁnancial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting ﬁrm that prepared or issued its audit report [   ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). [   ] Yes [X] No

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter. On June 30th, 2020, the aggregate market value of the voting stock of Transact Energy Corp. held by non-affiliates of the registrant was $504,981.81.

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date: As of December 31, 2020, we had issued and outstanding 60,728,912 shares common stock, $.001 par value.

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

The Company's current corporate structure results from the issuance of founding shares equal to nine million four hundred thousand (9,400,000), an initial public offering (IPO) of one million one hundred and two thousand shares (1,102,000) at twenty-five cents ($0.25), the acquisition of a technology asset of two million six hundred thousand shares (2,600,000) and forty-seven million six hundred and twenty-six thousand, nine-hundred and twelve (47,626,912) shares for operations (including consulting, management and debt settlement).

The Company was originally formed to manage energy related assets and has changed its scope to sustainable technology development. The Company incorporates new technologies to provide sustainable energy sources and products. It has now focused completely on an Industry 4.0 manufacturing facility producing commodities from municipal solid waste without emissions utilizing sustainable energy sources.

Our financial statements are stated in United States Dollars (US$) and are prepared in accordance with United States Generally Accepted Accounting Principles (U.S. GAAP) by management.

In this annual report, unless otherwise specified, all dollar amounts are expressed in United States dollars and all references to "common shares" refer to the common shares in our capital stock.

Item 1. Business.

Our History and Business

Our business is to use sustainable technology to produce sustainable products. TransAct Energy Corp has transitioned from its original focus of developing raw energy resources to manufacturing using solid waste as an above ground resource/asset.

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

In 2008, the Company was introduced to geothermal power projects in British Columbia, Canada. We worked with companies Aqua Terra Power and Aqua Terra Geothermal through the balance of 2009 on the two geothermal power projects in British Columbia. Other than lending Aqua Terra funds; no formal arrangement was entered pending them securing drill permits on the two projects. The licenses associated with these projects lapsed and were acquired by a different corporation. We entered discussions with this entity in the latter half of 2011 to form a Farm-in relationship. We have put these discussions on hold pending the completion of our first waste optimization plant although we are maintaining dialogue with its principals as it relates to utilizing Geothermal in the plants themselves.

TransAct in mid-2009 started introducing the concept of geothermal power to markets in Western and South Asia with the plan to enter joint venture relationships to develop geothermal power projects in these areas. To enter these markets as a power producer, the Company found it strategic to add the development of traditional carbon fueled power projects. After discussions with Spectrum Energy Project Investments (a UAE power company), we submitted applications to the Basra Investment Commission to develop/manage three natural gas power plants. These multi-billion-dollar projects came with long-term power purchase agreements (PPA) and sovereign guarantees and our application through Spectrum was shortlisted. We were unsuccessful in completing our acquisition of 50% of Spectrum and the initial offering lapsed.

On August 31, 2009, TransAct Energy completed and closed its initial public offering at twenty-five cents ($0.25) per share selling one million one hundred and two thousand shares (1,102,000) for a total capital raise of two-hundred and seventy-four thousand three hundred and ninety-eight dollars ($274,398 USD). Most of these funds were placed with Aqua Terra Power as convertible notes to secure and develop the four (4) geothermal licenses in British Columbia, Canada; the balance was used to pay the costs of the offering and a small amount went to working capital. The Company was approved for listing on the OTCBB in December 2009 and received the trading symbol “TEGY.”

Throughout 2010 we laid the groundwork for large power projects in South Europe, Asia and Africa; smaller projects for solar, waste to energy and hydrogen fuel cells specifically in India. We worked to secure markets for geothermal, new solar photo-voltaic, waste to energy and hydrogen fuel cell generators.

Joint development agreement negotiations took place in December 2010 clearing the way for Transact to enter one major project in South East Asia in 2011. The 2011 year was frustrated with the company’s inability to collect raised or earned funds into the company’s bank account. Thus projects, joint ventures and previous efforts were postponed or lost permanently. While we did maintain the company’s trading status, the year was taken up with collection efforts and supporting business relationships while in limbo. We did initiate discussions on new waste to energy technologies to leverage the work we had done previously in this sector.

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

2013 continued as a building year for both the company and its Waste Optimization division. We completed the acquisition of the ZEWOPtm technology from the Scottish Inventor and brought him on as a long-term member of our team. We successfully negotiated a relationship with the international firm Fichtner Consulting Engineers to complete the certification of our plants going forward. We identified suppliers of feedstock for the proposed United Kingdom plants, initiated the relationships for the uptake of any Synthetic Gas and Electricity(neither are part of our product mix now) in the United Kingdom and tentatively sourced the capital required for the first plant in the United Kingdom. Globally we negotiated the intent to build a plant in Mexico that includes the required equity and feedstock. In Brazil, we initiated a relationship to create a green energy fund to grow both the market in Brazil and the other strategic areas of South America. Initial talks have taken place with potential development partners for a few of the major Brazil markets pending the success of the Mexico plant.

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

The Company delivered the results of the Fichtner Report to the Puebla City Staff in December of 2014. The cost of the plant was more than originally discussed because it included MSW pre-processing and dewatering component. This affected the required equity and although it was never stated, appears to be cause of the PWC hesitation. We also found out subsequently that there was legal wrangling and back room negotiations between the existing MSW concession holders and the municipal/state government, affecting their ability to sign with us. After 6 months with no movement forward for the MSW feedstock from the City of Puebla, Management set out in 2015 to secure an alternate source of MSW. The agreement we had with the Puebla Waste Consortium was terminated, however, the sales efforts were all to National/International companies whose interest in our products will not change with a change in location.

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

In summary 2015’s efforts focused on completing the due-diligence for the Mexican candidate feedstocks including matching equity partners and buyers of the resulting products. To that end, we now have several feedstock agreements to negotiate through to a final agreement or dismiss depending on the outcome of the negotiations. The potential equity partners have been identified subject to finalizing the feedstock agreement and pre-sales of the future products. The clients that signed letters of intent for the products have also been briefed on the potential feedstock cities to confirm their commitment. Every effort was made during the year to keep the candidate banks for debt financing informed of our progress and they appear to be continuing with their support.

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

We acquired another Irish corporation to hold our physical assets in Ireland as we start the search for facilities to house our global accounting, human resources, and research/development offices in Dublin. To that end Christina Kenny officially came on as our Chief People Officer starting the process of identifying our first hires for both the global administration and the El Salto ZEWOPtm.

2020 had two focuses: We continued raising the predevelopment capital for El Salto, Mexico and new business development initiatives that could result in cash flow. Raising the pre-development capital for El Salto during COVID-19 Pandemic led to the loss of several funders, however, as companies adjusted it created new opportunities. We reduced our initial capital requirements by $10 Million through negotiating a lease/purchase agreement on the El Salto lands. Then after many single-family office contacts we negotiated the balance of the funds required. We have secured a $14 Million loan with an office that owns an EPC Contractor and we have agreed to their preferred vendor status, provided they are competitive through the tender process. In terms of business development, we contracted to develop a retail business using our core reactor technology. The retail opportunity is now in the business planning stage.

Business Strategy

TransAct Energy Corp. has elected to focus entirely on the global development and dissemination of its ZEWOPtm. The ZEWOPtm makes ecological, economic, cultural, and social sense. Becoming an engine that supports the circular economy in any community it enters, sustainably; Municipalities can now be paid instead of paying to manage their MSW. In the process, TransAct is able to incorporate many of the energy technologies it has worked on including, geothermal and solar.

It is our intent during the eighteen-months that it should take to construct the first municipal scale ZEWOPtm; to debug any mechanical/operational issues of the design. After the first building is complete (approximately one-year in), we will secure the second site in Guadalajara and start its construction as soon as the first plant is certified operational. We will complete the assembly of the second ZEWOPtm to perfect the project management process, creating a cookie cutter approach to ZEWOPtm erection.

The first two ZEWOPtm gives us the opportunity to recruit and train the project managers’ expertise to effectively work with our EPC contractors in the development of each new ZEWOPtm; with a focusing on streamlining the supply chain of required materials and equipment.

During the estimated twenty-four to 30 months it will take to get the first two ZEWOPtm underway, we intend on imbedding a team in Europe to secure feedstock and development sites for the next twenty ZEWOPtm. This approach will be continued around the globe, selecting major markets that are politically and economically ready to adopt our approach to sustainable manufacturing using solid waste. Upon receipt (in the first quarter of 2021) of the loan funds required for the predevelopment of the El Salto, ZEWOPtm; our pre-described timeline will start.

With a firm start date and location of the first ZEWOPtm TransAct Energy Mexico can proceed to finalize long-term offtake agreements. We will reengage Fichtner Consulting Engineers to prepare working drawings, that while being approved under permits and permissions will go to tender for a guaranteed procurement and construction contract (EPC). We have selected a preferred vendor for this role, however, they still have to compete in the EPC tender process. When these steps are completed, we intend on finalizing the tentative financing commitments we have in place with two international investment banks.

TransAct intends on establishing the manufacturing of our proprietary reactors in Mexico in 2021. We have already initiated discussions for a joint venture agreement with an ISO 9001 and ASME capable manufacturer. Our facility would supply the demand for both Mexico, South America, Central America, Canada and the USA.

ZEWOPtm can demonstrate to Mexico and the World a municipal scale solution to manufacturing using solid waste without emissions. Although we have been approached to build in other North American cities, we feel the market is best approached when the first ZEWOPtm is fully operational to garner government agency support. Once we break ground, we will make sure major municipalities throughout the US and Canada are aware of our process, so we get on their technology review lists. This will ensure a smoother entry into North American markets,

Until the first revenues from operations come in, our corporate operations will continue to be funded by raising money through private placements or public offerings. We anticipate bringing on an expanded management team to oversee our operational growth throughout the upcoming year and plan to raise additional capital as required.

Markets and Customers

The markets that need to adopt a circular economy strategy, the complete processing of solid waste into useable products/commodities without emissions or landfilling are global. Countries around the world are adopting standards that will reduce green house gas emissions. They are promoting better use of resources, ultimately seeking freedom from new resource harvesting including foreign petroleum. The TransAct ZEWOPtm provides these markets with an emissions free solution utilizing their solid waste and turning it into products and fuels that can be used in these domestic markets.

We have had discussions and early contract negotiations with entities in Argentina, Brazil, Canada, China, Europe, Mexico and USA. Europe is the most advanced market with legislation in place that targets zero-landfills and zero-emissions within a few short years. The current ZEWOPtm design for mass production has a plant size processing capacity of approximately 1320 tonnes per day of raw municipal solid waste (based on 2 Kgs per day per person, approximately 660,000 people in North America slightly less in Europe).

Our target service customers are corporations or municipalities with municipal solid waste, plastic, tires or medical waste as these are the most profitable waste streams. However, we can process any carbon based waste stream including sewage and agricultural.

Our target ZEWOPtm product customers include airlines, shipping companies, bus companies, trucking companies or fuel retailers requiring direct blend green fuels to meet legislated targets. The EU 20/20 legislation started on January 1st of 2015, requires a 20% green fuel blend by 2020. This has created customers needing a green fuel that can blend with existing refined fuels.

Since 2015, all airplanes or ships landing in the EU require 15% of their fuel to be green. We anticipate these sectors will adopt our fuels in this capacity upon EU certification. Our customers also include friction product manufacturers (brake pads, clutch plates, sanding disks) and wood product manufacturers (plywood, particle board, OSB etc.) that utilize phenol resins in their manufacturing process. We are targeting manufacturers of biodegradable plastics and pharmaceuticals for our Levoglucosan and tire and rubber manufacturers, lithographers and printers for our high quality carbon black. Waxes for the cosmetic industry, paraffin waxes for a variety of other uses including candles, along with high grade lubricating oils are ZEWOPtm products. We produce fertilizers for the agricultural industry, a brick mix for the construction industry, a variety of reclaimed metals, and purified (distilled) water. Acetic acid and furfural are manufactured for industrial chemical manufacturers. We have a diverse mix of products and potential customers.

Employees

As at December 31, 2020, the Company has a combined CEO/CFO and the Chief People Officer. The Company has identified persons for many of its required portfolios and intends to finalize employee agreements in March 2021. The focus will be on growing the human resource, development, accounting, and sales teams first and then filling out the rest as we progress towards operations.

Our global offices covering human resources, accounting, research, and development will be based in Dublin, Ireland and will be staffed accordingly starting in the first quarter of 2021.

As the company ramps up the ZEWOPtm in Mexico, it anticipates bringing on 50 to 75 employees in its Mexican subsidiary.

The Company did not experience any labour disputes or labour stoppages during the current fiscal year.

Principal Products

The Company’s principal products are carbon black, phenol resins and Levoglucosan making up approximately 71% of our proposed revenue. Waxes account for another 15%.

Sources and Availability of Raw Materials

The raw material for the ZEWOPtm is solid waste; better known as trash or garbage. Humanity currently produces over 11 Billion tonnes of waste per year. Just over 2 Billion tonnes is processed by use of landfills or incineration technologies; while the rest is dumped raw onto land/oceans. Garbage is readily available in every municipality on our planet.

Seasonality of Business

Waste from human activities is generated 365 days a year with slight seasonal variations occurring in MSW. Our facilities are designed to run every day of the year. The products we produce are in demand globally and used year round.

Industry Practices/Needs for Working Capital

The Company is heavily involved in development operations; therefore high levels of working capital will be committed directly or indirectly to the construction efforts. After a ZEWOPtm becomes commercially operational, the needs of working capital are expected to be low. The Company is expecting to be significantly involved in development activities for the next 20 years.

Dependence on Few Customers

While the waste supplied to each ZEWOPtm comes from millions of residences in a city; our contract is typically awarded by one customer. The Company’s dependency on one customer for the feedstock is mitigated by the long-term waste and operational guarantees in our agreement. In the future, we may be able to set up direct homeowner and business waste pickup agreements.

The market for our products is vast. However, the number of entities that can physically, logistically and economically purchase large quantities of the commodity in our area of operations are limited. The Company’s primary revenues are projected to originate from carbon black (21%+) and phenol resin (38%+) sales. Currently, the Company has interest from three multi-national corporations for these and other ZEWOPtm products. Mitigating risk factors with customers will focus on their credit-worthiness, a guaranteed long-term contract with no out, unless we do not perform. We can also build up a multitude of small order customers over time.

Competitive Conditions

The interest in both sustainable energy, manufacturing, and the waste to value sector have continued to grow as have the amounts of garbage. Every government on the planet is faced with growing amounts of solid waste and the mandate to use it as a resource rather than bury or burn it. The demand for sustainable energy continues to increase almost everywhere on the planet at the same time. Climate changes affect the demand for heating and cooling and the lack of rain in certain areas impacts on the ability to produce hydro-electricity. Political instability or the threat there of, in oil producing regions sends countries that have petroleum based economies scrambling for alternatives. Economic instability impacts on many countries abilities to import energy; causing them to look within their own borders for energy that provides autonomy. The pressure is on all nations to look at and change the environmental impact of their solid waste.

Each product we produce is made by reprocessing solid waste, resulting in“green” and cheaper products. Our production process has no emissions or environmental impact compared to competitive products that come from crude oil and natural gas. Because our raw material is garbage, we are not subjected to market fluctuations and can consistently maintain our cost of goods compared to our competitors. The finished products are produced at much lower costs than our competitors giving us a natural advantage going forward.

Any technology that can produce clean energy from waste in a cost effective manner has a competitive advantage in the complex matrix of sustainable energy production. To date, there have been no emission free and cost effective energy from waste technologies to handle the ever growing waste on our planet. Governments have settled for incineration with scrubbers that remove the pollutants to established levels. The new emission targets being established for waste going forward, limits the competition.

Availability of resources, upfront capital and customers willing to pay for the resulting products, determine the generation resource. The markets where they have resources but not the expertise or upfront capital, opens the competitive field for those able to build, own, and operate profitable facilities over the long-term.

The Company believes that our emission free technology, low operating costs and ability to process all waste streams into useable products with full carbon capture and a low "full life" cost will allow it to successfully compete for long-term waste processing and green product supply agreements globally.

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

Environmental Compliance

The TransAct ZEWOPtm was designed and meets the European Union Environmental Protection Agency emission free standards. The plants do not incinerate so there are no flue gases and no ash. All waste delivered to the plant is converted to useable products.

The incoming waste is maintained indoors and under cover at three-day processing levels, to avoid any possible nuisance.

The storage systems for liquids produced on site pending shipment; meet or exceed regional standards for safety and environmental impact.

All known environmental issues in the ZEWOPtm have been identified and solutions obtained that will mitigate these issues beyond established compliance.

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

All material press releases are disseminated through a North America wide news wire service, published on our website, LinkedIn and twitter (transactenergycorp@transactenergyc).

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

Environmental Credits

As a future “green” product producer, environmental-related credits, such as renewable energy credits or carbon credits~~,~~ may become available for sale to power companies (to allow them to meet their “green” power requirements) or to businesses which produce carbon based pollution. If available, these credits will belong exclusively to us or our joint venture and may provide an additional source of revenue.

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

Our future performance may depend on our ability to establish that a particular energy technology is economically sustainable. Sustainable manufacturing technology development and operations involve a high degree of risk. The execution of our business plan is generally, dependent upon the existence of economically usable solid waste and the sale of our proposed product matrix. Expansion of the production of products from our technology is not certain and depends on successful production in quantities and containing enough marketable quality economically for future plants.

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

We may be unable to obtain the financing we need to pursue our growth strategy for ZEWOPtm, which may adversely affect our ability to expand our operations. When we identify a manufacturing project that we may seek to acquire or to develop, a substantial capital investment will be required. Our continued access to capital, through project financing or through a partnership or other arrangements with acceptable terms, is necessary for the success of our growth strategy. Our attempts to secure the necessary capital may not be successful on favorable terms, or at all.

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

The success of our business relies on retaining our key personnel. We are dependent upon the services of our President and Chief Executive Officer, Roderick C. Bartlett, our Chief Financial Officer, Rod Bartlett, our Director and future COO Joe F. Dickson our Director and future CPO, Christina Kenny, our Director and Finance person Karie Elsasser, our Director and CMO, Tina Vanderheyden, our CSO, Doug Scott. The loss of any of their services could have a material adverse effect upon us. As of the date of this report, the Company has negotiated compensation agreements with some of these persons but does not hold key-man insurance on any of them.

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

As of December 31st, 2020, there are 93 active shareholders of record holding 47,554,537 restricted shares of the Company’s common stock and 13,174,375 unrestricted shares eligible for trading of which 9,553,143 are considered active shares. The total issued and outstanding is 60,728,912 shares of common stock. The holders of common stock are entitled to one vote for each share held of record on all matters submitted to a vote of stockholders. Holders of the common stock have no pre-emptive rights and no right to convert their common stock into any other securities. There are no redemption or sinking fund provisions applicable to the common stock.

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

Item 6. Selected Financial Data.

Not Applicable.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The root of our business is manufacturing, turning solid waste into an above ground asset, in other words all that wood, oil, aluminium, copper, iron, cotton and other materials harvested from the planet that we use in consumer items and then throw away when we are done with it can be put back into the economy using automation, robotics, AI, IoT combined with sophisticated hardware, chemical and mechanical knowhow. Our business will do this utilizing advanced sources of sustainable energy, so each plant is autonomous and becomes completely emissions free exemplifying sustainable industry. This is a big undertaking for a start up which is what we are even after existing for fourteen years. Our management discussion and analysis will reflect the capital struggle we have had to get to the point we are now.

We initially transitioned to a sustainability focus in 2008, it took us another 5 years to acquire and settle into our manufacturing role which is discussed in our history. The total focus now of TransAct Energy’s business resources over the past 6 years has been bringing a municipal scale (1000 tonnes of municipal solid waste per day or greater) zero-emissions waste optimization plant to market. This involved bringing credibility to the concept and design by engaging third party verification from a globally recognized engineering firms so that the controllers of the waste and financiers of industry would at least give us an audience.

Over the last few years we have been able to secure the components required to bring to fruition the all important first ZEWOPtm, the feedstock (1320 metric tons per day of MSW under a long-term contract), a suitable site (industrial land at least 7 hectares in size, with applicable zoning and no ground contamination), pre-sales of our products (getting commitments out of credible end users) and financing commitments for the complete project. What we have not been able to do yet is get the pre-development capital approximately $20 Million required to satisfy the long-term money, that requires we have a guaranteed EPC contract and the offtake agreements in place. This requires we secure the land, obtain working drawings for tendering the EPC contract, award the EPC and then based on that timeline finalize the offtakes. To obtain the $20 Million, we must constantly find and communicate with potential sources of this money (private funds, hedge funds, venture funds, institutions).

To fund our development stage process, we have raised our operating capital through short-term loans and convertible notes as previously discussed and we will have to continue this practice until we raise the next $24 Million. Over the 14 years we have existed we have accumulated a $12.8 Million deficit, almost half of this can be accounted for in $6.1 Million of interest on less than $400K in what were supposed to be short term loans. The interest associated with these loans was negotiated based on a quick repayment that did not occur. We continue to accrue the interest on its original terms until we can negotiate/repay the same. A large portion of the balance of the deficit can be attributed to compensation whether consultants or employees and will escalate from this point forward as we must enlarge the team as we get closer to completing the predevelopment capital raise. Up to this point we have $3. Million in compensation outstanding. Of the deficit $3.4 Million has been raised through the company’s common stock over the past ten years the balance sits as outstanding liabilities primarily the interest and compensation accrual.

The incorporations and the pre-development work are reflected on our balance sheet under current assets and other non-current assets. The engineering, accounting and legal works resulted in some additional accounts payable.

Financing efforts for the ZEWOPtm in, Mexico although progressing have not resulted in material contracts and as such did not impact on our financial results other than as discussed herein. Market development efforts will not be material and reflected in our financial statements until bona fide’ agreements are monetized. The loan agreement for $14 Million entered into on Dec 31, 2020, will not be recorded until received.

Plan of Operation

For the 2021 year the Company’s focus is to:

1.Having secured working capital under contract the Company upon receipt in February intends to maintain its accounts payable as current, fund day to day corporate costs through to cash-flow, establish our Global Human Resource, Accounting, Research and Development Center in Ireland, including establishing our corporate management team to facilitate items 3) a. through 3) g which meets the requirements for the balance of our tentative funding commitments.

2.Complete the development of the ZEWOPtm in El Salto (Guadalajara), Mexico as follows.

a.Complete lease/purchase of lands.

b.Secure C-suite executives and Mexico support team.

c.Meet all corporate compliance.

d.Finalize Product Off-take Agreements.

e.Complete working drawings for El Salto ZEWOPtm.

f.Secure all required permits and permissions.

g.Complete EPC contracts and supplier agreements.

h.Site development, construction, and assembly of plant.

3.Finalize second Mexico ZEWOPtm contracts to launch development in 2022.

4.Continue with European market entrance towards end of 2022.

Results of Operations.

Period from January 1, 2020 to December 31, 2020

We generated no revenue from January 1, 2020 to December 31, 2020. For the year ended December 31, 2020 our general administrative expenses were $ 284,056. Currently our general administrative expenses consist primarily of compensation (127%) offset by an expense recovery in legal (31.27%). During 2020 we recorded interest expense of $1,571,015 because of notes payable. Thus, we have reported a net loss of $1,855,071 for the period ended December 31, 2020. Our total net loss from inception on March 15, 2006 through December 31, 2020 was $12,853,876.

Stock-Based Compensation Costs

Stock-based compensation represents 22% of the Company’s operating expenses for the fiscal year ended December 31, 2020. The stocks are a part of our annual executive compensation plan, and are issued to obtain, retain and motivate our directors, executives and employees.

Liquidity and Capital Resources

At December 31, 2020, we had total assets of $544,859. Our Current assets are $402,356. We have software at $126 and computers are $26. Current liabilities at December 31, 2020 totaled $10,006,993 they consisted of accounts payable in the amount of $346,035, accrued interest of $6,159,952, compensation payable in the amount of $3,112,396, notes payable net in the amount of $388,610.

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

Potential Acquisitions

We anticipate acquiring a 19-hectare industrial site in the Greater Guadalajara, Mexico area this year. Going forward we may be required to acquire existing waste supply agreements in order to operate in some cities. We may also elect to acquire some of the technologies we intend on using in order to further protect the intellectual property of our ZEWOPtm.

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

Contractual Obligations

We have or will have material commitments for the next twelve months that include supporting professionals (including engineers, accountants, lawyers and auditors) and the management compensation agreements. We will require additional capital to meet our liquidity needs. As a result, our independent auditors have expressed substantial doubt about our ability to continue as a going concern. In the past, we have relied on capital contributions from shareholders to supplement operating capital when necessary. We anticipate that we will receive sufficient contributions from shareholders to continue operations for at least the next twelve months. However, there are no agreements or understandings to this effect. We may sell common stock, take loans from officers, directors or shareholders or enter into debt financing agreements.

Need for Additional Financing

We estimate our upcoming operating expenses to increase substantially as we transcend from development stage to operating stage and maybe as much as $24,000,000.00 this year. We do not have any commitments for capital expenditures however we do anticipate entering into commitments to secure acquisitions. We believe we will need additional funds to cover our expenses and acquisitions for the next twelve months. Our need for capital may change dramatically as we pursue our business plan during that period. At present, we have no material understandings, commitments or agreements with respect to the acquisition of any business venture or capital commitments. Further, we cannot assure that we will be successful in consummating business opportunities on favourable terms or we will be able to profitably manage any business opportunities. Should we require additional capital, we may seek additional advances from officers, sell common stock or find other forms of debt financing.

Off Balance Sheet Arrangements

As of December 31, 2020, the Company had one off-balance sheet arrangements, in the form of a $14 Million Loan to the Company that will not be recorded until received in April 2021.

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rules 13a-15(e) and 15d-15(e) promulgated under the Exchange Act and based on the criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were effective at a reasonable assurance level as of December 31, 2020, the end of the period covered by this Report. However anticipating greater levels of business activity in the near term we expect that we will require a financial controller in order to maintain our disclosure controls and procedures. Steps have been taken to bring on this person in a timely manner.

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

Our management, with the participation of the President, evaluated the effectiveness of the Company’s internal control over financial reporting as of December 31, 2020. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework. Based on this evaluation, our management, with the participation of the President, concluded that, as of December 31, 2020, our internal control over financial reporting was effective.

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

Item 9B. Other Information.

There are no further disclosures. All information that was required to be disclosed in 2020 has been disclosed.

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

NAME	AGE	POSITION
Roderick C. Bartlett (1)	64	CEO acting CFO and Director Corporate Secretary
Joseph F. Dickson (1) (2)	65	Director
Karie Elsasser (2)	50	Director
Christina Kenny (1)	44	Director
Tina Vanderheyden (2)	69	Director

(1)Member of the Compensation and Governance Committees.

(2)Independent Director.

Our directors and executive officers have not, during the past five years:

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

There are no family relationships between the members of our board of directors. Janice Bartlett, director of TransAct Energy Global Limited is a UK attorney and cousin to Rod Bartlett.

Audit Committee and Audit Committee Financial Expert

To date, the board of directors (“BOD”) has not formed a formal audit committee, nor has it secured an audit committee financial expert. The BOD intends to form said committee and secure said expert when it becomes operational.

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

Item 11. Executive Compensation.

We have a formal compensation agreement with our Chief Executive Officer, Chief People Officer and our SVP Real Estate and Project Development. We do not currently have a compensation agreement with our BOD and our Advisory Board members, although we intend to do so in the future. All Officers, Directors and Advisory Board members are reimbursed for their expenses related to Company service. Our active officers will receive compensation for the year ended December 31, 2020. The Directors were accrued $7,692 for the full 2020 year. The directors of each subsidiary were accrued $4,107 for active and $2,054 for inactive companies for the full 2020 year prorated where applicable.

SUMMARY COMPENSATION TABLE

		Annual Compensation			Long Term Compensation			All Other Compensation ($)
					Awards	Payouts
Name and	Year	Salary	Bonus	Other Annual	Restricted Stock Awards	Securities Underlying Options/	LTIP Payouts
Principal Position	Ended	($)	($)	Compensation	($)	SARs (#)	($)
Roderick Bartlett, CEO,CFO
President and Director
Director TransAct Energy
Global/TransAct Energy Mexico
Puebla ZEWOP1,
TransAct Energy UK Ltd	2020	$299,090	0	$22,066	0	0	0	0

Janice Bartlett,
Director
TransAct Energy Global Limited,
TransAct Energy UK Ltd	2020	$0	0	$8,214	0	0	0	0

Joe Dickson
Director	2020	$0	0	$7,692	0	0	0	0

Karie Elsasser,
Director	2020	$0	0	$7,692	0	0	0	0

Christina Kenny,
Chief People Officer, Director	2020	$137,919	0	$9,745	0	0	0	0

Tina Vanderheyden,
Director	2019	$0	0	$7,692	0	0	0	0

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth as of December 31, 2020, the name and shareholdings of each person known to us that either directly or beneficially holds more than 5% of our 60,728,912 issued and outstanding shares of common stock, $.001 par value. The table also lists the name and shareholdings of each director and of all officers and directors as a group. Except as otherwise indicated, the persons named in the table have sole voting and dispositive power with respect to all shares beneficially owned, subject to community property laws where applicable.

Name & Address	Title of Class	Number of Shares Beneficially Owned	% of Class
Roderick Bartlett (1)
Burnaby, BC	Common	21,854,694	35.99%

Janice Bartlett (2)
London, England	Common	275,990	0.45%

Jenny Chen
Taipei, Taiwan	Common	3,373,331	5.55%

Joe F Dickson (1)
New Woodstock, NY	Common	1,201,092	1.98%

Karie Elsasser (1)
Twisp, Wa, USA	Common	62,559	0.11%

Bruce Hutchon
Murryfield UK	Common	3,617,254	5.96%

Christina Kenny
Dublin, IR	Common	57,568	0.10%

Tina Vanderheyden
Toronto, ON, Can	Common	727,130	1,20%

All directors and executive officers as a group:	Common	24,179,033	39.82%
(6 persons)

(1)Officer and/or director.

(2)Director of subsidiary

Item 13. Certain Relationships and Related Transactions, and Director Independence.

We have received funds from our officers and directors to fund the Company’s activities. Currently we owe Mr. Rod Bartlett $267 but does not include compensation. The Company lent Aqua Terra Power a company wholly owned by one of our previous shareholders, $263,520. Terra Energy, a company owned by one of our previous shareholders lent us $27,500.

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

•any person who beneficially owns, directly or indirectly, shares carrying more than 10% of the voting rights attached to our

•outstanding shares of common stock; or

•any relative or spouse of any of the foregoing persons who has the same house as such person.

Item 14. Principal Accounting Fees and Services.

The fees for services billed by Haynie& Company to the Company in the last two fiscal years were as follows:

	Twelve months ended on	Twelve months ended on
	December 31, 2020	December 31, 2019
Audit Fees	$0	$0
Audit-Related Fees	$0	$0
Tax Fees	$0	$0
All Other Fees	$0	$0
Total Fees	$0	$0

Audit Fees. There were no fees charged in 2020 as no audit of our financial statements for our annual report on Form 10-K and the review of our quarterly financial statements for our quarterly reports on Form 10-Q that are customary under auditing standards generally accepted in the United States took place. There were no fees charged in 2020 as no professional services were rendered in connection with the audit of our financial statements for our annual report on Form 10-K nor did they do a review of our quarterly financial statements for our quarterly reports on Form 10-Q that are customary under auditing standards generally accepted in the United States.

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

TRANSACT ENERGY CORP.

By:	/s/ Roderick C. Bartlett	Chief Executive Officer, Corporate Secretary	March 23, 2021
Roderick C. Bartlett

By:	/s/ Roderick Bartlett	Chief Financial Officer,	March 23, 2021
Roderick Bartlett

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:	/s/ Roderick C. Bartlett	Director	March 23, 2021
Roderick C. Bartlett

By:	/s/ Joe F. Dickson	Director	March 23, 2021
Joe F. Dickson

By:	/s/ Karie Elsasser	Director	March 23, 2021
Karie Elsasser

By:	/s/ Christina Kenny	Director	March 23, 2021
Christina Kenny

By:	/s/ Tina Vanderheyden	Director	March 23, 2021
Tina Vanderheyden

TRANSACT ENERGY CORP.

[A Development Stage Company]

FINANCIAL STATEMENTS

December 31, 2020

(Unaudited – Prepared by Management)

Interim Balance Sheets	F-2
Interim Statements of Operations	F-3
Interim Statements of Cash Flows	F-4
Notes to Interim Financial Statements	F-12

TRANSACT ENERGY CORP.

(A Development Stage Company)

INTERIM BALANCE SHEET

(Unaudited - Prepared by Management)

	December 31,	December 31,	Year Over
	2020	2019	Year
ASSETS
Current
Cash	$1,223	$634	$589
Receivable	106,370	106,370	-
Prepaid Expenses	294,763	295,763	(1,000)
Total Current Assets	402,356	402,767	(411)

Capital			-
Furniture & Equipment	26	333	(307)
Software	166	-	166
Total Capital Assets	192	333	(141)

Other
Incorporation Costs	11,791	11,791	-
Intellectual Property	130,520	130,520	-
Total Other Non-current Assets	142,311	142,311	-

	$544,859	$545,411	$(552)

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current
Bank indebtedness	$-	$-	$-
Accounts payable	346,035	442,571	(96,536)
Accrued interest	6,159,952	4,588,936	1,571,016
Accrued interest - related party	-	-	-
Compensation payable	3,112,396	2,819,485	292,911
Notes payable - net of discount	388,610	377,130	11,480
Notes payable - Related parties, net of discount	-	-	-
Total Current Liabilities	10,006,993	8,228,122	1,778,871

Stockholders' Equity (Deficit)
Preferred stock, $.001 par value,
10,000,000 shares authorized no shares issued and outstanding	-	-	-
Common Stock, $.001 par value,
100,000,000 shares authorized
60,728,912 shares issued and outstanding	60,729	59,333	1,396
Capital in excess of par value	3,331,013	3,256,761	74,252
Subscriptions receivable	-	-
Deficit accumulated during the development stage	(12,853,876)	(10,998,805)	(1,855,071)

Total Stockholders' Equity (Deficit)	(9,462,134)	(7,682,711)	(1,779,423)

	$544,859	$545,411	$(552)

The accompanying notes are an integral part of these financial statements.

TRANSACT ENERGY CORP.

(A Development Stage Company)

INTERIM STATEMENTS OF OPERATIONS

(Unaudited - Prepared by Management)

	Cumulative from inception March 15, 2006 December 31, 2020	Three months ended December 31, 2020	For the year ended December 31, 2020	Three months ended December 31, 2019	For the year ended December 31, 2019
REVENUE	$12,440	$-	$-	$-	$-

EXPENSES
General and administrative	6,178,687	186,912	284,056	245,009	690,277
Unsuccessful lease purchases	18,673	-	-	-	-

Total Expenses	6,197,360	186,912	284,056	245,009	690,277

LOSS BEFORE OTHER INCOME (EXPENSE)	(6,184,920)	(186,912)	(284,056)	(245,009)	(690,277)

Interest income	50,954	-	-	-	-
Interest expense	(6,442,616)	(395,879)	(1,571,015)	(388,376)	(1,514,926)
Gain on debt settlement	34,864	-	-	-	-
Loss on write off of investment in lease	(12,684)	-	-	-	-
Allowance for loss on loans receivable and related interest	(299,474)	-	-	-	-

LOSS FROM OPERATIONS
BEFORE INCOME TAXES	(12,853,876)	(582,791)	(1,855,071)	(633,385)	(2,205,203)

CURRENT TAX EXPENSE	-	-	-	-	-

DEFERRED TAX EXPENSE	-	-	-	-	-

NET LOSS	$(12,853,876)	$(582,791)	$(1,855,071)	$(633,385)	$(2,205,203)

LOSS PER COMMON SHARE	-	$(0.010)	$(0.031)	$(0.011)	$(0.037)

The accompanying notes are an integral part of these financial statements.

TRANSACT ENERGY CORP.

(A Development Stage Company)

INTERIM  STATEMENTS OF CASH FLOWS

(Unaudited - Prepared by Management)

	Cumulative from inception March 15, 2006 to December 31, 2020	For the year ended December 30, 2020	For the year ended December 31, 2019
Cash Flow From Operating Activities:
Net loss for the period	$(12,853,876)	$(1,855,071)	$(2,205,203)
Adjustments to reconcile net loss to cash used by operating activities:
Stock issued for services	1,095,720	-	-
Stock issued for expenses	94,313	-	-
Debt issued for services	12,847	-	-
Amortization	6,094	141	281
Loss on write off of investment in lease	12,684	-	-
Allowance for interest receivable	50,954	-	-
Allowance for loans receivable	248,521	-	-
Interest expense from beneficial conversion feature on notes payable	124,548	-	-
Loss on stock subscriptions receivable	550,431	-	-
Gain on debt settlement	(34,864)	-	-
Change in assets and liabilities:
Decrease (Increase) in interest receivable	(50,954)	-	-
Decrease (Increase) in prepaid expenses	(294,763)	1,000	(7,174)
Decrease (Increase) in accounts receivable	(106,370)	-	-
Increase (decrease) in accounts payable	346,035	(96,536)	33,659
Increase in compensation payable	3,112,396	292,911	584,648
Increase in accrued interest	6,159,952	1,571,016	1,514,926
Net Cash (used) by Operating Activities	(1,526,332)	(86,539)	(78,863)

Cash Flows From Investing Activities:
Acquisition of oil and gas leases	(12,684)	-	-
Acquisition of Intellectual Property	(130,520)	-	-
Purchase of software	-	-	-
Purchase of furniture & equipment	(614)	-	(614)
Loans receivable	(263,521)	-	-
Proceeds from loans receivable	15,000	-	-
Net Cash (Used) by Investing Activities	(392,339)	-	(614)

Cash Flow From Financing Activities
Proceeds from common stock issuance	3,391,742	75,648	37,274
Proceeds received for stock not yet issued	-	-	-
Stock offering costs	(13,263)	-	-
Proceeds from notes payable	440,885	26,480	79,985
Repayment of notes payable	(1,904,470)	(20,000)	(37,275)
Net Cash Provided by Financing Activities	1,914,894	82,128	79,984

Net Increase (Decrease) in Cash	(3,777)	(4,411)	507

Cash (Bank Indebtedness) at Beginning of Period	-	634	127

Cash at End of Period	$(3,777)	$(3,777)	$634

Supplemental Disclosures of Cash Flow Information:
Cash paid during the period for:
Interest	$-	$-	$-
Income taxes	$-	$-	$-

Supplemental Schedule of Noncash Investing and Financing Activities:
For the six month period ended June 30, 2020 and 2019:
Shares issued for services	$1,307,916	$-	$-
Shares issued on conversion of debt	$2,425,277	$839,290	$37,275
Shares issued for acquisition	$220,250	$-	$-
Shares issued to shareholders in exchange	$-	$-	$-
for free trading shares	$554,744	$-	$-
Subscriptions receivable	$(550,431)	$-	$-
Beneficial conversion feature on notes payable	$59,084	$-	$-

The accompanying notes are an integral part of these financial statements.

TRANSACT ENERGY CORP.

(A Development Stage Company)

STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIT)

FROM INCEPTION ON MARCH 15, 2006 THROUGH DECEMBER 31, 2020

(Unaudited)

	Preferred stock		Common Stock
	Shares	Amount	Shares	Amount	Capital in Excess of Par Value	Deficit Accumulated During the Development Stage
BALANCE, March 15,2006	-	$-	-	$-	$-	$-

Issuance of 8,500,000 shares of common stock for cash at $.001 per share, April 2006	-	-	8,500,000	8,500	-	-

Issuance of 900,000 shares of common stock for cash at $.05 per share, August 2006	-	-	900,000	900	44,100	-

Net loss for the period ended December 31, 2006	-	-	-	-	-	(12,181)

BALANCE, December 31, 2006	-	$ -	9,400,000	$ 9,400	$ 44,100	$ (12,181)

Net loss for the year ended December 31, 2007	-	-	-	-	-	(22,024)

BALANCE, December 31, 2007	-	$ -	9,400,000	$ 9,400	$ 44,100	$ (34,205)

Net loss for the year ended December 31, 2008	-	-	-	-	-	(54,563)

BALANCE, December 31, 2008	-	$ -	9,400,000	$ 9,400	$ 44,100	$ (88,768)

Issuance of 1,102,000 shares of common stock for cash at $.25 per share, September 2009	-	-	1,102,000	1,102	274,398	-

Deferred offering costs offset against offering	-	-	-	-	(13,263)	-

Beneficial conversion feature on notes payable	-	-	-	-	65,464	-

Net loss for the year ended December 31, 2009	-	-	-	-	-	191,386

BALANCE, December 31, 2009	-	$ -	10,502,000	$ 10,502	$ 370,699	$ (280,154)

Issued for services at $ .55 per share	-	-	135,000	135	74,115	-

Issued for services at $ 1.39 per share	-	-	48,775	49	67,693	-

Shares issued to existing shareholders in exchange for 1,008,625 free trading shares valued at $.50 per share	-	-	1,109,488	1,110	553,634	-

Issuance of 7,770,148 common shares pursuant to conversion of notes payable at $ .01 per share			7,770,148	7,770	69,931	-

Issuance of 315,909 common shares valued at $.41 -$.47 per share in exchange for compensation and consulting services	-	-	315,909	316	142,934	-

Beneficial conversion feature on notes payable	-	-	-	-	56,334	-

Issuance of 83,333 common shares on conversion of debt at $.18 per share	-	-	83,333	83	14,917	-

reclassify	-	-	-	-	(39,750)	-

revalue	-	-	-	-	(104)	-

Net loss for the year ended December 31,2010	-	-	-	-	-	(1,086,561)

TRANSACT ENERGY CORP.

(A Development Stage Company)

STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIT)

FROM INCEPTION ON MARCH 15, 2006 THROUGH DECEMBER 31, 2020

(Unaudited)

(CONTINUED)

	Preferred stock		Common Stock
	Shares	Amount	Shares	Amount	Capital in Excess of Par Value	Deficit Accumulated During the Development Stage

BALANCE, December 31, 2010	-	$-	19,964,653	$ 19,965	$ 1,310,403	$(1,366,715)

Issuance of 838,235 shares of common stock for cash at $.15 $.17 & $.20 per share, June 2011	-	-	838,237	838	139,162	-

Issuance of 375,739 common shares valued at $.015 per share pursuant to compensation agreements	-	-	375,739	376	5,260	-

Issuance of 404,040 common shares on conversion of notes payable at $.03 per share	-	-	404,040	404	11,596	-

Issuance of 750,000 common shares on conversion of debt at $.013 per share	-	-	750,000	750	9,250	-

Beneficial conversion feature on notes payable	-	-	-	-	2,750	-

Net loss for the year ended December 31,2011	-	-	-	-	-	(1,496,989)

BALANCE, December 31, 2011	-	$ -	22,332,669	$ 22,333	$ 1,478,421	$ (2,863,704)

Issuance of 3,316,500 common shares valued at $0.035 per share in exchange for consulting services.	-	-	3,316,500	3,317	116,078	-

Issuance of 275,000 common shares valued at $0.0182 per share for financing services	-	-	275,000	275	4,725	-

Issuance of 625,000 common shares valued at $0.05 per share for compensation services	-	-	625,000	625	24,375	-

Issuance of 119,783 common shares valued at $0.045 per share for compensation services.	-	-	119,783	120	5,869	-

Beneficial conversion feature on notes payable	-	-	-	-	-	-

Net loss for the year ended December 31,2012	-	-	-	-	-	(929,603)

BALANCE, December 31, 2012	-	$ -	26,668,952	$ 26,670	$ 1,629,468	$(3,793,307)

Issuance of 2,600,000 common shares valued at $.0502 per share for technology purchase agreement	-	-	2,600,000	2,600	127,920	-

Issuance of 500,000 common shares at a valued at $.0501 per share for compensation services .	-	-	500,000	500	24,550	-

Cancellation of 250,000 common shares;125,000 shares valued at $.0501 and 125,000 shares valued at $.05 for compensation services	-	-	(250,000)	(250)	(11,013)	-

Issuance of 555,556 common shares at $.036 per share for conversion of note .	-	-	555,556	556	19,444	-

Beneficial conversion feature on notes payable	-	-	-	-	-	-

Net loss for the year ended December 31,2013	-	-	-	-	-	(281,831)

TRANSACT ENERGY CORP.

(A Development Stage Company)

STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIT)

FROM INCEPTION ON MARCH 15, 2006 THROUGH DECEMBER 31, 2020

(Unaudited)

(CONTINUED)

	Preferred stock		Common Stock
	Shares	Amount	Shares	Amount	Capital in Excess of Par Value	Deficit Accumulated During the Development Stage

BALANCE, December 31, 2013	-	$ -	30,074,508	$ 30,075	$ 1,790,369	$(4,075,138)

issuance of 475,080 common shares for compensation services at a value of $.041 per share.	-	-	475,080	475	19,003	-

issuance of 14,210,235 common shares for $397,887 of compensation payable.	-	-	14,210,235	14,210	383,677	-

issuance of 200,000 common shares for compensation services at a value of $.05 per share.	-	-	200,000	200	9,800	-

issuance of 474,360 common shares pursuant to a convertible option of notes payable totaling $23,718 at $.05 per share.	-	-	474,360	474	23,244	-

issuance of 221,778 common shares pursuant to a convertible option of notes payable totaling $9,980 at $.045 per share.	-	-	221,778	222	9,758	-

issuance of 300,000 common shares pursuant to a convertible option of notes payable totaling $18,000 at $.06 per share.	-	-	300,000	300	17,700	-

issuance of 665,750 common shares pursuant to a convertible option of notes payable totaling $39,975 at $.06 per share.	-	-	665,750	666	39,279	-

issuance of 641,715 common shares pursuant to a convertible option of notes payable totaling $44,920 at $.07 per share.	-	-	641,715	642	44,278	-

issuance of 229,750 common shares pursuant to an Offshore Securities Agreement totaling $50,545 @ $0.22 per share	-	-	229,750	230	50,315	-

issuance of 233,921 common shares for compensation services totaling $33,333.68 at a value of $0.1425 per share	-	-	233,921	234	33,100	-

issuance of 140,000 common shares for compensation services totaling $26,600 at a value of $0.19 per share	-	-	140,000	140	26,460	-

Beneficial conversion feature on notes payable	-	-	-	-	-	-

Net loss for the year ended December 31,2014	-	-	-	-	-	(827,041)

TRANSACT ENERGY CORP.

(A Development Stage Company)

STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIT)

FROM INCEPTION ON MARCH 15, 2006 THROUGH DECEMBER 31, 2020

(Unaudited)

(CONTINUED)

	Preferred stock		Common Stock
	Shares	Amount	Shares	Amount	Capital in Excess of Par Value	Deficit Accumulated During the Development Stage

BALANCE, December 31, 2014	-	$ -	47,867,097	$ 47,867	$ 2,446,983	$(4,902,179)

issuance of 99,750 common shares pursuant to a convertible option of notes payable totaling $9,975 at $.10 per share.	-	-	99,750	100	9,875	-

issuance of 83,417 common shares pursuant to a convertible option of notes payable totaling $10,010 at $.12 per share.	-	-	83,417	83	9,927	-

issuance of 83,417 common shares pursuant to a convertible option of notes payable totaling $10,010 at $.12 per share.	-	-	83,417	83	9,927	-

issuance of 66,667 common shares pursuant to a convertible option of notes payable totaling $7,000 at $.105 per share.	-	-	66,667	67	6,933	-

issuance of 124,750 common shares pursuant to a convertible option of notes payable totaling $4,990 at $.04 per share.	-	-	124,750	125	4,865	-

issuance of 147,725 common shares pursuant to a convertible option of notes payable totaling $5,909 at $.04 per share.	-	-	147,725	148	5,761	-

issuance of 73,563 common shares pursuant to a convertible option of notes payable totaling $5,885 at $.08 per share.	-	-	73,563	74	5,811	-

issuance of 536,000 common shares for compensation services totaling $27,336 at a value of $0.051 per share	-	-	536,000	536	26,800	-

Beneficial conversion feature on notes payable	-	-	-	-	-	-

Net loss for the year ended December 31,2015	-	-	-	-	-	(716,660)

BALANCE, December 31, 2015	-	$ -	49,082,386	$49,083	$2,526,882	$(5,618,839)

issuance of 104,688 common shares pursuant to a convertible option of notes payable totaling $8,375 at a value of $.08 per share.	-	-	104,688	105	8,270	-

issuance of 2,050,000 common shares pursuant to a convertible option of notes payable totaling $102,500 at a value of $.05 per share.	-	-	2,050,000	2,050	100,450	-

issuance of 142,857 common shares pursuant to a convertible option of a note payable totaling $10,000 at a value of $.07per share.	-	-	142,857	143	9,857	-

issuance of 305,522 common shares pursuant to a convertible option a of note payable totaling $19,975 at a value of $.06538 per share.	-	-	305,522	306	19,669	-

issuance of 142,643 common shares pursuant to a convertible option of notes payable totaling $9,985 at a value of $.07 per share	-	-	142,643	143	9,842	-

issuance of 185,249 common shares pursuant to convertible option of notes payable totaling $14,819.95 at a value of $.08 per share	-	-	185,249	185	14,634.95	-

issuance of 645,000 common shares for compensation services totaling $38,700 at a value of $0.06 per share	-	-	645,000	645	38,055	-

Beneficial conversion feature on notes payable	-	-	-	-	-	-

Net loss for the year ended December 31,2016	-	-	-	-	-	(691,381)

TRANSACT ENERGY CORP.

(A Development Stage Company)

STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIT)

FROM INCEPTION ON MARCH 15, 2006 THROUGH DECEMBER 31, 2020

(Unaudited)

(CONTINUED)

	Preferred stock		Common Stock
	Shares	Amount	Shares	Amount	Capital in Excess of Par Value	Deficit Accumulated During the Development Stage

BALANCE, December 31, 2016	-	$ -	52,658,345	$ 52,658	$ 2,727,660	$(6,310,220)

issuance of 38,529 common shares pursuant to convertible option of notes payable totaling $2,489 at a value of $.0646 per share	-	-	38,529	38.53	2,450.47	-

issuance of 51,335 common shares pursuant to convertible option of notes payable totaling $2,500 at a value of $.0487 per share	-	-	51,335	51.34	2,448.66	-

issuance of 200,000 common shares pursuant to convertible option of notes payable totaling $10,000 at a value of $.05 per share	-	-	200,000	200	9,800	-

issuance of 277,207 common shares pursuant to convertible option of notes payable totaling $13,500 at a value of $.0487 per share	-	-	277,207	277.21	13,222.79	-

issuance of 100,000 common shares pursuant to convertible option of notes payable totaling $5,000 at a value of $.05 per share	-	-	100,000	100	4,900	-

issuance of 160,000 common shares pursuant to convertible option of notes payable totaling $8,000 at a value of $.05 per share	-	-	160,000	160	7,840	-

issuance of 1,599,857 common shares pursuant to convertible option of notes payable totaling $111,990 at a value of $.07 per share	-	-	1,599,857	1599.86	110,390.14	-

issuance of 63,939 common shares pursuant to convertible option of notes payable totaling $5,000 at a value of $.0782 per share	-	-	63,939	63.94	4,936.06	-

issuance of 40,086 common shares pursuant to convertible option of notes payable totaling $5,261.27 at a value of $.13125 per share	-	-	40,086	40.09	5,221.18	-

issuance of 128,916 common shares pursuant to convertible option of notes payable totaling $15,470 at a value of $.12 per share	-	-	128,916	128.92	15341.08	-

issuance of 41,375 common shares pursuant to convertible option of notes payable totaling $4,965 at a value of $.12 per share	-	-	41,375	41.38	4,923.62	-

issuance of 157,604 common shares pursuant to convertible option of notes payable totaling $20,000 at a value of $.1269per share	-	-	157,604	157.6	19,842.40	-

issuance of 27,297 common shares pursuant to convertible option of notes payable totaling $6,005.35 at a value of $.22 per share	-	-	27,297	27.3	5,978.05	-

issuance of 230,481 common shares for compensation services totaling $53,656 at a value of $0.2328 per share	-	-	230,481	230.48	53,425.52	-

Beneficial conversion feature on notes payable	-	-	-	-	-	-

Net loss for the year ended December 31,2017	-	-	-	-	-	(716,475)

TRANSACT ENERGY CORP.

(A Development Stage Company)

STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIT)

FROM INCEPTION ON MARCH 15, 2006 THROUGH DECEMBER 31, 2020

(Unaudited)

(CONTINUED)

	Preferred stock		Common Stock
	Shares	Amount	Shares	Amount	Capital in Excess of Par Value	Deficit Accumulated During the Development Stage

BALANCE, December 31, 2017	-	$ -	55,774,971	$ 55,775	$ 2,988,380	$(7,026,695)

issuance of 26,546 common shares for compensation of services totaling $6,180 at a value of $0.2328 per share	-	-	26,546	26.55	6,153.45	-

issuance of 190,476 common shares pursuant to convertible option of note payable totaling $10,000 at a value of $.0525 per share	-	-	190,476	190.48	9,809.52	-

issuance of 1,000,000 common shares pursuant to a purchase agreement totaling $90,000 at a value of $0.09 per share	-	-	1,000,000	1,000.00	89,000.00	-

issuance of 250,000 common shares for Compensation of services totaling $22,500 at a value of $0.09 per share	-	-	250,000	250.00	22,250.00	-

issuance of 47,421 common shares pursuant to convertible option of a note payable totaling $4,965 at a value of $0.1047 per share	-	-	47,421	47.42	4,917.58	-

issuance of 173,913 common shares pursuant to convertible option of a note payable totaling $10,000 at a value of $0.575 per share	-	-	173,913	173.91	9,826.09	-

issuance of 285,714 common shares pursuant to convertible option of notes payable totaling $20,000 at a value of $0.07 per share	-	-	285,714	285.71	19,714.29	-

issuance of 131,355 common shares pursuant to convertible option of a note payable totaling $13,135.50 at a value of $0.10 per share	-	-	131,355	131.36	13,004.14	-

issuance of 723,552 common shares for compensation services totaling $57,884 at a value of $0.08 per share	-	-	723,552	723.55	57,160.45	-

Beneficial conversion feature on notes payable	-	-	-	-	-	-

Net loss for the year ended December 31,2018	-	-	-	-	-	(1,766,907)

BALANCE, December 31, 2018	-	$ -	58,603,948	$ 58,604	$ 3,220,216	$(8,793,602)

issuance of 106,985 common shares pursuant to convertible option of a note payable totaling $7,275 at a value of $0.068 per share	-	-	106,985	106.99	7168.01	-

issuance of 200,000 common shares pursuant to convertible option of a note payable totaling $10,000 at a value of $0.05 per share	-	-	200,000	200	9,800	-

issuance of 200,000 common shares pursuant to convertible option of a note payable totaling $10,000 at a value of $0.05 per share	-	-	200,000	200	9,800	-

issuance of 222,222 common shares pursuant to convertible option of a note payable totaling $10,000 at a value of $0.045 per share	-	-	222,222	222.22	9777.78	-

Beneficial conversion feature on notes payable	-	-	-	-	-	-

Net loss for the year ended December 31,2019	-	-	-	-	-	(2,205,203)

TRANSACT ENERGY CORP.

(A Development Stage Company)

STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIT)

FROM INCEPTION ON MARCH 15, 2006 THROUGH DECEMBER 31, 2020

(Unaudited)

(CONTINUED)

	Preferred stock		Common Stock
	Shares	Amount	Shares	Amount	Capital in Excess of Par Value	Deficit Accumulated During the Development Stage

Balance, December 31, 2019	-	$ -	59,333,155	$ 59,333	$ 3,256,762	$(10,998,805)

issuance of 556,471 common shares for compensation services totaling $55,647 at a value of $0.10 per share	-	-	556,471	556.47	55,090.53	-

issuance of 125,000 common shares pursuant to convertible option of a note payable totaling $10,000 at a value of $0.08 per share	-	-	125,000	125	9,875	-

issuance of 714,286 common shares pursuant to convertible option of a note payable totaling $10,000 at a value of $0.014 per share	-	-	714,286	714.29	9,285.71	-

Net loss for the year ended December 31,2020	-	-	-	-	-	(1,855,071)

Balance, December 31, 2020	-	$ -	60,728,912	$ 60,729	$ 3,331,013	$(12,853,876)

The accompanying notes are an integral part of these financial statements.

TRANSACT ENERGY CORP.

[A Development Stage Company]

NOTES TO FINANCIAL STATEMENTS

(Unaudited – Prepared by Management)

December 31, 2020

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

Software and related amortization - Software is recorded at cost and the Company provides for amortization using the straight-line method over one year.

Income Taxes - The Company accounts for income taxes in accordance with ASC Topic No. 740, “Accounting for Income Taxes.”

The Company adopted the provisions of ASC Topic No. 740, “Accounting for Income Taxes”, on January 1, 2007. As a result of the implementation of ASC Topic No. 740, the Company recognized approximately no increase in the liability for unrecognized tax benefits.

The Company has no tax positions at December 31, 2020 and 2019 for which the ultimate deductibility is highly certain but for which there is uncertainty about the timing of such deductibility.

The Company recognizes interest accrued related to unrecognized tax benefits in interest expense and penalties in operating expenses. During the years ended December 31, 2020 and 2019, the Company recognized no interest and penalties. The Company had no accruals for interest and penalties at December 31, 2020 and 2019.

Loss Per Share - The computation of loss per share is based on the weighted average number of shares outstanding during the period presented in accordance with ASC Topic No. 260, “Earnings Per Share” [See Note 12].

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

December 31, 2020

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

NOTE 3 - SOFTWARE

	Accumulated Net Book Value
	Cost	Amortization	December 31, 2020	December 31, 2019
Software	$3,812	$3,646	$166	$0

NOTE 4 – NOTES PAYABLE

The $10,000 convertible promissory note payable to a company whose shareholders hold less than 10% in TransAct is unsecured, bears interest at 10% per annum and was due and payable on March 31, 2010. The payee had the option to convert the entire principal amount on or before April 29, 2009 into common shares of the Company based on a conversion rate of $.00345 per share. No interest was payable if the principal was converted to shares of the Company. The payee did not exercise its conversion option. The note is currently outstanding and in October 2010 the Company issued a check in the amount of $11,876 as payment in full of principal and interest which was returned un-cashed by the payee. The Company is currently in dispute regarding the expiration date of the conversion option in the agreement and the note remains in default. On December 31, 2020, accrued interest was $12,190.

The $17,500 promissory note payable to a company whose shareholders hold less than 10% in TransAct is unsecured, bears interest at 10% per annum and is due on demand. This note is currently in default. On December 31, 2020, accrued interest was $20,580.

The $25,000 and $15,243.90 ($20,000 CAD) promissory notes payable dated April 22, 2011 and March 31, 2011 respectively are unsecured and bear interest at 60% per annum or $2,500 and $1,445 ($2,000 CAD) respectively whichever is greater. The notes are due on demand and may be prepaid in whole or part without penalty. Accrued interest was $234,357 on December 31, 2020.

TRANSACT ENERGY CORP.

[A Development Stage Company]

NOTES TO FINANCIAL STATEMENTS

(Unaudited – Prepared by Management)

December 31, 2020

NOTE 4 – NOTES PAYABLE (CONTINUED)

The $ 3,811 ($5,000 CAD) promissory note payable dated September 12, 2011 is unsecured and bears interest at $ 361 up to September 16, 2011 and $ 36 per diem until all principal and interest is repaid. The note is due on demand and may be prepaid in whole or part without penalty. Accrued interest was $125,117 on December 31, 2020.

The $100,000 promissory note payable dated September 30, 2013 is unsecured and is non-interest bearing.

A $22,030 promissory note payable dated February 24, 2011 to a former officer bears interest of $6,000 and was due on March 4, 2011. This note is accruing interest at $360 per day for every day after March 4, 2011 until the note is repaid in full. On December 31, 2020, accrued interest was $1,298,993.

A $46,660 promissory note payable dated April 22, 2011 to a former officer (more than 1 year ago) bears interest at 1% per diem. A beneficial conversion feature of $2,750 was recorded as a discount to the notes with the offset to Additional Paid in Capital. In May 2011 the holder of the note converted $10,000 of principal into 750,000 shares of common stock and the discount was expensed to interest. The remaining balance of $36,660 is due on demand. On December 31, 2020, accrued interest was $1,306,875.

A $3,000 convertible promissory note payable to a former officer is secured by certain assets and equipment of the Company and bore interest at 8% per annum through the due date in November 2010 and is currently in default and bearing interest at 60%. A beneficial conversion feature of $3,000 has been recorded as a discount to the note with an offset to additional paid in capital. The discount was fully amortized in 2010. On December 31, 2020, accrued interest was $19,412.

A $9,980 short-term loan dated January 23, 2018 is unsecured and bears fixed interest of $3000 and was due March 5th, 2018.This note is currently in default. Interest at the option of the Lender may be paid in stock at a 75% discount to market. On December 31, 2020 we accrued interest of $74,857.

A $4,980 short-term loan dated February 26, 2018 is unsecured and bears fixed interest of $1500 and was due in March 2018.This note is currently in default. Interest at the option of the Lender may be paid in stock at a 75% discount to market. On December 31, 2020 we accrued $37,429 in interest.

A $4,980 short-term loan dated May 29, 2018 is unsecured and bears interest of $35.71 per day and was due in June 30, 2018.This note is currently in default. On December 31, 2020 we accrued $33,821 in interest.

A $60,000 short-term loan dated June 6, 2018 is unsecured and bears interest of $3,000 per day. On December 31, 2020 we accrued $2,817,000 in interest.

A $3,980 short-term loan dated July 25, 2018 is unsecured and bears interest of $28.49 per day and was due in Aug 31, 2018.This note is currently in default. On December 31, 2020 we accrued $25,356 in interest.

A $5,000 short-term loan dated January 25, 2019 is unsecured and bears interest of $28.49 per day and was due February 25, 2019.This note is currently in default. On December 31, 2020 we accrued $25,214 in interest.

A $5,000 short-term loan dated February 28, 2019 is unsecured and bears interest of $28.49 per day and was due March 23, 2019.This note is currently in default. On December 31, 2020 we accrued $24,000 in interest.

A $10,000 short-term loan dated April 26, 2019 is unsecured and bears interest of 71.4257 per day May 26, 2019. This note is currently in default. On December 31, 2020 we accrued $43,929 in interest.

A $15,000 convertible note dated May 9, 2019 is unsecured and bears interest of 12% per annum. The note is due May 5, 2020 unless converted to common stock. On December 30, 2020 we accrued $2,969 in interest. See Note 12

A $10,000 convertible note dated July 25, 2019 is unsecured and bears interest of 12% per annum. The note is due July 24, 2020 unless converted to common stock. On December 31, 2020 we accrued $1,726 in interest. See Note 12

TRANSACT ENERGY CORP.

[A Development Stage Company]

NOTES TO FINANCIAL STATEMENTS

(Unaudited – Prepared by Management)

December 31, 2020

NOTE 4 – NOTES PAYABLE (CONTINUED)

A $5,000 short-term loan dated August 26, 2019 is unsecured and bears interest of 35.7143 per day. This note is currently in default. On December 31, 2020 we accrued $17,607 in interest.

A $4,995 short-term loan dated November 21, 2019 is unsecured and bears interest of 35.7143 per day August 26, 2019. This note is currently in default. On December 31, 2020 we accrued $14,500 in interest.

A $4,995 short-term loan dated December 20, 2019 is unsecured and bears interest of 35.7143 per day. On December 31, 2020 we accrued $13,464 in interest.

A $3,980 short-term loan dated March 20, 2020 is unsecured and bears interest of 28.57144 per day. On December 31, 2020 we accrued $8,171 in interest.

A $2,500 convertible note dated April 22, 2020 is unsecured and bears interest of 12% per annum. The note is due April 21, 2021 unless converted to common stock. On December 31, 2020 we accrued $208 in interest. See Note 12

A $5,000 convertible note dated December 1, 2020 is unsecured and bears interest of 12% per annum. The note is due November 01, 2021 unless converted to common stock. On December 31, 2020 we accrued $49.32 in interest.

NOTE 5 – NOTES PAYABLE – RELATED PARTIES

There are no notes payable to related parties at September 30, 2020

Accrued interest and late fees for the notes at December 31, 2020 and December 31, 2019 was $6,159,952 and $4,588,936 respectively.

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

December 31, 2020

NOTE 6 - CAPITAL STOCK (CONTINUED)

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

December 31, 2020

NOTE 6 - CAPITAL STOCK (CONTINUED)

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

December 31, 2020

NOTE 6 - CAPITAL STOCK (CONTINUED)

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

The Company has no tax provisions at December 31, 2020 and 2019, for which the ultimate deductibility is highly certain but for which there is uncertainty about the timing of such deductibility.

TRANSACT ENERGY CORP.

[A Development Stage Company]

NOTES TO FINANCIAL STATEMENTS

(Unaudited – Prepared by Management)

December 31, 2020

NOTE 7 - INCOME TAXES (CONTINUED)

The Company recognizes interest accrued related to unrecognized tax benefits in interest expense and penalties in operating expenses. During the periods ended December 31, 2020 and 2019, the Company recognized no interest and penalties. The Company had no accruals for interest and penalties on December 31, 2020 and December 31, 2019.

Deferred taxes are provided on a liability method whereby deferred tax assets are recognized for deductible temporary differences and operating loss (NOL). Tax credits carry forwards and deferred tax liabilities are recognized for taxable temporary differences. Temporary differences are the differences between the reported amounts of assets and liabilities and their tax bases. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.

Net deferred tax assets (liabilities) consist of the following components as of December 31, 2020, and 2019:

	2020	2019
Deferred tax assets:
NOL Carryover	$1,855,071	$2,205,203
Related Party Accrual	0	0
Valuation allowance	$(1,855,071)	$(2,205,203)

Net deferred tax asset	$-	$-

The income tax provision differs from the amount of estimated income tax determined by applying the U.S. federal income tax rate to pretax income from continuing operations for the periods ended December 31, 2020 and 2019 due to the following:

	2020	2019
Book Loss (20% statutory rate)	$(371,014)	$(441,041)
Valuation allowance	$371,014	$441,041
Tax at effective rate	$-	$-

At December 31, 2020, the Company had net operating loss carry forwards of approximately $12,853,876 that may be offset against future taxable income from the year 2020 through 2040. No tax benefit has been reported in the December 31, 2020 or 2019 financial statements since the potential tax benefit is offset by a valuation allowance of the same amount.

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

TRANSACT ENERGY CORP.

[A Development Stage Company]

NOTES TO FINANCIAL STATEMENTS

(Unaudited – Prepared by Management)

December 31, 2020

NOTE 9 - RELATED PARTY TRANSACTIONS

Management Compensation – The Company has accrued executive compensation of $2,522,129 to the CEO and President of the Company from inception to the period ended December 31, 2020 (See Note 11).

The Company has accrued executive compensation of $229,866 to the Chief People Officer of the Company to the period ended December 31, 2020 (See Note 11).

The Company has accrued executive compensation of $115,601 to the SVP Technology of the Company to the period ended April 1, 2016 (See Note 11).

The Company has accrued executive compensation of $181,700 to the SVP of Real Estate and Project Development of the Company after entering a Release and Settlement terminating their Employment Contract to the period ended December 31, 2020 (See Note 11)

The Company has accrued executive compensation of $63,101 to the Directors of the Company and its subsidiaries to the period ended December 31, 2020 (See Note 11)

NOTE 10 - LOSS PER SHARE

The following data shows the amounts used in computing loss per share for the periods presented:

	Year ended December 31, 2020	Year ended December 31, 2019
Loss from operations available to common shareholders (numerator)	$(1,855,071)	$(2,205,203)

Weighted average number of common shares outstanding during the period used in loss per share (denominator)	$60,290,354	$58,995,099

Dilutive loss per share was not presented as the Company had no common equivalent shares for all periods presented that would affect the computation of diluted loss per share.

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

December 31, 2020

NOTE 11– COMMITMENTS AND CONTINGENCIES (CONTINUED)

Loan Agreement-Pursuant to an Agreement on June 28th, 2012 that was extended to August 31, 2012 and then on Aug 30th, 2012 to November 15th, 2012 and was extended to May 15, 2014; where originally on May 11, 2012 the Company arranged for 3,005,000 free trading shares to be placed as additional security for a $100,000 loan as a retainer for a financing of 100 million dollars. The Company had a Memorandum of Understanding to receive one third or 30 million dollars of this financing. The financing was not completed. If these shares are used to repay the loan the Company will have to issue the shares used plus 10% additional shares to the contributing shareholders and expense whatever shares used as financing costs. The shares remain outstanding.

Share-purchase Agreement – On January 30, 2014 the Company entered a share-purchase agreement for shares in a proposed subsidiary that would own and operate a zero-emissions waste optimization plant (Z.E.W.O.P.TM) in Puebla, Mexico. The Purchaser advanced $300,000 of the proposed 30% of CAPEX to the Company. The Company formed the subsidiary in question Puebla ZEWOP 1. The Puebla ZEWOP 1 share purchase agreement was not updated, and the terms of the original agreement have not been fulfilled by the consortium resulting in the termination of the same. The Company has a receivable due from the subsidiary at March 31, 2016 of $96,755.

Consulting Agreement-On August 20th, 2014, the company entered into an Engineering Services Agreement to facilitate the design/build of the proprietary reactors for the Zero Emissions Waste Optimization Plant. The estimated cost of the contract is $450,000 over 12 months, out of pocket reimbursements, cost plus 10% on all material and outside labor and a stock bonus of 250,000 common shares upon completion of the scope of work. This agreement will be amended to reflect the new location of the plant. All amounts under the agreement are current.

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

Consulting Agreement – On June 1, 2017, the Company through its subsidiary Transact Energy Mexico S de R.L. de C. V. contracted with a private consultant to secure a binding Waste Management Agreement with the Municipality of Zapopan. The agreement pays $30 Million pesos (approximately $1.47 Million USD) as a success fee only. This group is responsible for helping us secure the September 13, 2017 waste supply agreement in Guadalajara. Once this plant is approved the fee is due.

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

Land Purchase Agreement – On October 25th, 2017 the Company through its subsidiary Puebla Z.E.W.O.P. 1, S.de R.L. de C.V. entered into a land purchase agreement for 18.42 hectares of industrial use land in El Salto, Jalisco, Mexico. In May 2019 we renewed negotiations through TransAct Energy Mexico for the lands revised at 19.57 hectares and a price of approximately $10,423,75. The deal is pending title insurance and the title preparation. The $90,000 deposit paid with stock may be reclaimed and settled with cash. (see Note 12)

Consulting Agreement – On November 27, 2017 the Company agreed to engage the services of Ericho Communications Ltd for a one-year term starting February 1, 2018. The company is obligated to a monthly fee of $20,000 USD during the term. The Company with Ericho agreed to postpone the agreement temporarily, currently the Company has accrued $60,000 in fees under this agreement to the end of December 31, 2018.

TRANSACT ENERGY CORP.

[A Development Stage Company]

NOTES TO FINANCIAL STATEMENTS

(Unaudited – Prepared by Management)

December 31, 2020

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

Compensation agreement – On April 1, 2018 the Company contracted for a Senior Vice President of Real Estate and Project Development. The Agreement pays an annual base salary of $185,000 with a COLI. Starting April 2018, with a performance bonus annually of up to 50% of their salary based on delivering ZEWOPTM projects undertaken on time, budget and of expected quality as per set formulas. The contract has now been settled and both parties released.

Bridge Loan Agreement – On June 6, 2018, the Company accepted in writing a commitment letter from Build Rise Capital Group Limited for a $22 Million-dollar loan, on a one-year term, with a one-year renewal at 8% interest per year. The Company was required to fund $60,000 of the associated SWIFT fees, to transfer the funds to our accounts. The formal loan agreement was signed by the Company and the Lender December 31, 2018 with full funding no later than April 11, 2019. To date no funds have been received nor returned.

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

Compensation agreement – On September 1, 2018 the Company contracted for a Chief People Officer. The Agreement pays an annual base salary of $275,838 (250K Euro) starting September 2019, with bonus provisions if performance expectations met. Suspended June.

Preferred Vendor Agreement - On December 31, 2020, the Company entered a Preferred Supplier Agreement with Covarrubia Engineering. The Agreement provides for them to be awarded the engineering, procurement, and construction (EPC) contract for the Companies intended manufacturing facilities planned over the next five years provided they are competitive in the tender process. They in turn agreed to lend the Company $14 Million for two years at 2.65% on or before February 5th, 2021.

TRANSACT ENERGY CORP.

[A Development Stage Company]

NOTES TO FINANCIAL STATEMENTS

(Unaudited – Prepared by Management)

December 31, 2020

NOTE 12 – SUBSEQUENT EVENTS

On January 7th, 2021, the Company through its subsidiary TransAct Energy Mexico S. de·R.L. de C.V. entered a Lease Purchase Agreement for the 19.57-hectare lands in El Salto, Jalisco, Mexico at 403,000 Mexican Pesos (Approx. $20,000) per month for up to 2 years with all payments contributing to the purchase starting March 1st, 2021.

A $15,000 convertible note dated February 3, 2020 is unsecured and bears interest of 12% per annum. The note is due February 02, 2022 unless converted to common stock. On February 8, 2021, the note was converted to 375,000 shares @ $0.04 per share.

In February 2021, The Company authorized the issuance of 179,688 common shares pursuant to a convertible option of a note payable totaling $15,000 with accrued interest of $2,969 at $0.10 per share, respectively.

In February 2021, The Company authorized the issuance of 293,151 common shares pursuant to a convertible option of a note payable totaling $10,000 with accrued interest of $1726 at $0.04 per share, respectively.

In February 2021, The Company authorized the issuance of 54,156 common shares pursuant to a convertible option of a note payable totaling $2,500 with accrued interest of $208 at $0.05 per share, respectively.