Form 10-Q
period 2021-03-31
TRANSACT ENERGY CORP
filed 2021-04-30
CIK 1383394

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

(Mark One)

FORM 10-Q

[X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2021.

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of March 31, 2021:

61,630,907 shares issued and outstanding.

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

The accompanying financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at March 31, 2021 and 2020 and for the periods then ended have been made. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s December 31, 2020 management prepared financial statements. The results of operations for the periods ended March 31, 2021 and 2020 are not necessarily indicative of the operating results for the full year.

FINANCIAL STATEMENTS

TRANSACT ENERGY CORP.

[A Development Stage Company]

(Unaudited - Prepared by Management)

TRANSACT ENERGY CORP.

(A Development Stage Company)

INTERIM BALANCE SHEET

(Unaudited - Prepared by Management)

	March 31,	December 31
	2021	2020
ASSETS
Current
Cash	$716	$1,223
Receivable	108,495	106,370
Prepaid Expenses	294,763	294,763
Total Current Assets	403,974	402,356

Capital
Furniture & Equipment	-	26
Software	83	166
Total Capital Assets	83	192

Other
Incorporation Costs	11,791	11,791
Intellectual Property	130,520	130,520
Total Other Non-current Assets	$142,311	$142,311

	$546,368	$544,859

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current
Bank indebtedness	-	-
Accounts payable	346,352	346,035
Accrued interest	6,541,578	6,159,952
Accrued interest - related party	-	-
Compensation payable	3,181,332	3,112,396
Notes payable - net of discount	361,110	388,610
Notes payable - Related parties, net of discount	-	-
Total Current Liabilities	10,430,372	10,006,993

Stockholders' Equity (Deficit)
Preferred stock, $.001 par value, 10,000,000 shares authorized no shares issued and outstanding	-	-
Common Stock, $.001 par value, 100,000,000 shares authorized 61,630,907 shares issued and outstanding	61,631	60,729
Capital in excess of par value	3,377,513	3,331,013
Subscriptions receivable	-	-
Deficit accumulated during the development stage	(13,323,148)	(12,853,876)

Total Stockholders' Equity (Deficit)	(9,884,004)	(9,462,134)

	$546,368	$544,859

The accompanying notes are an integral part of these financial statements.

TRANSACT ENERGY CORP.

(A Development Stage Company)

INTERIM STATEMENTS OF OPERATIONS

(Unaudited - Prepared by Management)

	Cumulative from inception March 15, 2006 March 31, 2021	Three months ended March 31, 2021	Three months ended March 31, 2020
REVENUE	$12,440	$-	$-

EXPENSES
General and administrative	6,261,430	82,743	196,198
Unsuccessful lease purchases	18,673	-	-

Total Expenses	6,280,103	82,743	196,198

LOSS BEFORE OTHER INCOME (EXPENSE)	(6,267,663)	(82,743)	(196,198)

Interest income	50,954	-	-
Interest expense	(6,829,145)	(386,529)	(387,442)
Gain on debt settlement	34,864	-	-
Loss on write off of investment in lease	(12,684)	-	-
Allowance for loss on loans receivable and related interest	(299,474)	-	-

LOSS FROM OPERATIONS BEFORE INCOME TAXES	(13,323,148)	(469,272)	(583,640)

CURRENT TAX EXPENSE	-	-	-

DEFFRRED TAX EXPENSE	-	-	-

NET LOSS	$(13,323,148)	$(469,272)	$(583,640)

LOSS PER COMMON SHARE		$(0.010)	$(0.010)

The accompanying notes are an integral part of these financial statements.

TRANSACT ENERGY CORP.

(A Development Stage Company)

INTERIM  STATEMENTS OF CASH FLOWS

(Unaudited - Prepared by Management)

		Cumulative from inception March 15, 2006 to March 31, 2021	Three months ended March 31, 2021	Three months ended March 31, 2020
Cash Flow From Operating Activities:
Net loss for the period		$(13,323,148)	$(469,272)	$(583,640)
Adjustments to reconcile net loss to cash used by operating activities:
Stock issued for services		1,095,720	-	-
Stock issued for expenses		94,313	-	-
Debt issued for services		12,847	-	-
Amortization		6,203	109	77
Loss on write off of investment in lease		12,684	-	-
Allowance for interest receivable		50,954	-	-
Allowance for loans receivable		248,521	-	-
Interest expense from beneficial conversion feature on notes payable		124,548	-	-
Loss on stock subscriptions receivable		550,431	-	-
Gain on debt settlement		(34,864)	-	-
Change in assets and liabilities:			-	-
Decrease (Increase) in interest receivable		(50,954)	-	-
Decrease (Increase) in prepaid expenses		(294,763)	-	-
Decrease (Increase) in accounts receivable		(108,495)	(2,125)	-
Increase (decrease) in accounts payable		346,352	317	(1,737)
Increase in compensation payable		3,181,332	68,936	184,535
Increase in accrued interest		6,541,578	381,626	387,442
Net Cash (used) by Operating Activities		(1,546,741)	(20,409)	(13,323)

Cash Flows From Investing Activities:
Acquisition of oil and gas leases		(12,684)	-	-
Acquisition of Intellectual Property		(130,520)	-	-
Purchase of software		-	-	-
Purchase of furniture & equipment		(614)	-	-
Loans receivable		(263,521)	-	-
Proceeds from loans receivable		15,000	-	-
Net Cash (Used) by Investing Activities		(392,339)	-	-

Cash Flow From Financing Activities
Proceeds from common stock issuance		3,439,144	47,402	-
Proceeds received for stock not yet issued		-	-	-
Stock offering costs		(13,263)	-	-
Proceeds from notes payable		460,885	15,000	13,980
Repayment of notes payable		(1,946,970)	(42,500)	-
Net Cash Provided by Financing Activities		1,939,796	19,902	13,980

Net Increase (Decrease) in Cash		716	(507)	657

Cash (Bank Indebtedness) at Beginning of Period		-	1,223	634

Cash at End of Period		$716	$716	$1,291

Supplemental Disclosures of Cash Flow Information:
Cash paid during the period for:
Interest	$		$-	$-
Income taxes		$-	$-	$-

Supplemental Schedule of Noncash Investing and Financing Activities:
For the three month period ended March 30, 2021 and 2020:
Shares issued for services		1,307,916		-
Shares issued on conversion of debt		3,327,272	901,995	-
Shares issued for acquisition		220,250	-	-
Shares issued to shareholders in exchange for free trading shares		554,744	-	-
Subscriptions receivable		(550,431)	-	-
Beneficial conversion feature on notes payable		59,084	-	-

The accompanying notes are an integral part of these financial statements.

TRANSACT ENERGY CORP.

[A Development Stage Company]

NOTES TO INTERIM FINANCIAL STATEMENTS

(Unaudited – Prepared by Management)

March 31, 2021

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

Interim Condensed Financial Statements - The accompanying interim financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at March 31, 2021 and 2020 and for the periods then ended have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s December 31, 2020 unaudited financial statements. The results of operations for the periods ended March 31, 2021 and 2020 are not necessarily indicative of the operating results for the full year.

Cash and Cash Equivalents - The Company considers all highly liquid debt investments purchased with a maturity of three months or less to be cash equivalents.

Software and related amortization - Software is recorded at cost and the Company provides for amortization using the straight-line method over one year.

Income Taxes - The Company accounts for income taxes in accordance with ASC Topic No. 740, “Accounting for Income Taxes.” The Company adopted the provisions of ASC Topic No. 740, on January 1, 2007. As a result of the implementation of ASC Topic No. 740, the Company recognized approximately no increase in the liability for unrecognized tax benefits.

The Company has no tax positions on December 31, 2020 and 2019 for which the ultimate deductibility is highly certain but for which there is uncertainty about the timing of such deductibility.

The Company recognizes interest accrued related to unrecognized tax benefits in interest expense and penalties in operating expenses. During the years ended December 31, 2020 and 2019, the Company recognized no interest and penalties. The Company had no accruals for interest and penalties at March 31, 2021 and 2020.

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

Recently Enacted Accounting Standards - In September 2009, the FASB established the Accounting Standards Codification (“Codification” or “ASC”) as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in accordance with generally accepted accounting principles in the United States (“GAAP”). Rules and interpretive releases of the Securities and Exchange Commission (“SEC”) issued under authority of federal securities laws are also sources of GAAP for SEC registrants. Existing GAAP was not intended to be changed as a result of the Codification, and accordingly the change did not impact our financial statements. The ASC does change the way the guidance is organized and presented.

TRANSACT ENERGY CORP.

[A Development Stage Company]

NOTES TO INTERIM FINANCIAL STATEMENTS

(Unaudited – Prepared by Management)

March 31, 2021

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

On June 30, 2011 and December 31, 2010 interest receivable was $50,954. These notes have not been granted an extension, are in default and management has formally demanded payment of the outstanding principal and interest and may pursue legal action if the cost of said action can be justified. At December 31, 2010 the Company recorded a total allowance of $299,475 charged to operations including principal of $248,521 and interest of $50,954.

NOTE 3 - SOFTWARE Accumulated Net Book Value

	Cost	Amortization	March 31, 2021	December 31, 2020
Software	$3,812	$3,646	$83	$166

TRANSACT ENERGY CORP.

[A Development Stage Company]

NOTES TO INTERIM FINANCIAL STATEMENTS

(Unaudited – Prepared by Management)

March 31, 2021

NOTE 4 – NOTES PAYABLE

The $10,000 convertible promissory note payable to a company whose shareholders hold less than 10% in TransAct is unsecured, bears interest at 10% per annum and was due and payable on March 31, 2010. The payee had the option to convert the entire principal amount on or before April 29, 2009 into common shares of the Company based on a conversion rate of $.00345 per share. No interest was payable if the principal was converted to shares of the Company. The payee did not exercise its conversion option. The note is currently outstanding and in October 2010 the Company issued a check in the amount of $11,876 as payment in full of principal and interest which was returned un-cashed by the payee. The Company is currently in dispute regarding the expiration date of the conversion option in the agreement and the note remains in default. On March 31, 2021, accrued interest was $12,437.

The $17,500 promissory note payable to a company whose shareholders hold less than 10% in TransAct is unsecured, bears interest at 10% per annum and is due on demand. This note is currently in default. On March 31, 2021, accrued interest was $21,012.

The $25,000 and $15,243.90 ($20,000 CAD) promissory notes payable dated April 22, 2011 and March 31, 2011 respectively are unsecured and bear interest at 60% per annum or $2,500 and $1,445 ($2,000 CAD) respectively whichever is greater. The notes are due on demand and may be prepaid in whole or part without penalty. Accrued interest was $240,337 on March 31, 2021.

The $ 3,811 ($5,000 CAD) promissory note payable dated September 12, 2011 is unsecured and bears interest at $361 up to September 16, 2011 and $36 per diem until all principal and interest is repaid. The note is due on demand and may be prepaid in whole or part without penalty. Accrued interest was $128,547 on March 31, 2021.

The $100,000 promissory note payable dated September 30, 2013 is unsecured and is non-interest bearing.

A $22,030 promissory note payable dated February 24, 2011 to a former officer bears interest of $6,000 and was due on March 4, 2011. This note is accruing interest at $360 per day for every day after March 4, 2011 until the note is repaid in full. On March 31, 2021, accrued interest was $1,331,393.

A $46,660 promissory note payable dated April 22, 2011 to a former officer (more than 1 year ago) bears interest at 1% per diem. A beneficial conversion feature of $2,750 was recorded as a discount to the notes with the offset to Additional Paid in Capital. In May 2011 the holder of the note converted $10,000 of principal into 750,000 shares of common stock and the discount was expensed to interest. The remaining balance of $36,660 is due on demand. On March 31, 2020, accrued interest was $1,340,166.

A $3,000 convertible promissory note payable to a former officer is secured by certain assets and equipment of the Company and bore interest at 8% per annum through the due date in November 2010 and is currently in default and bearing interest at 60%. A beneficial conversion feature of $3,000 has been recorded as a discount to the note with an offset to additional paid in capital. The discount was fully amortized in 2010. On March 31, 2021, accrued interest was $19,856.

A $9,980 short-term loan dated January 23, 2018 is unsecured and bears fixed interest of $3000 and was due March 5th, 2018.This note is currently in default. Interest at the option of the Lender may be paid in stock at a 75% discount to market. On March 31, 2021 we accrued interest of $81,291.

A $4,980 short-term loan dated February 26, 2018 is unsecured and bears fixed interest of $1500 and was due in March 2018.This note is currently in default. Interest at the option of the Lender may be paid in stock at a 75% discount to market. On March 31, 2021 we accrued $40,643 in interest.

A $4,980 short-term loan dated May 29, 2018 is unsecured and bears interest of $35.71 per day and was due in June 30, 2018.This note is currently in default. On March 31, 2021 we accrued $37,036 in interest.

A $60,000 short-term loan dated June 6, 2018 is unsecured and bears interest of $3,000 per day. On March 31, 2021 we accrued $3,087,000 in interest.

A $3,980 short-term loan dated July 25, 2018 is unsecured and bears interest of $28.49 per day and was due in Aug 31, 2018.This note is currently in default. On March 31, 2021 we accrued $27,920 in interest.

TRANSACT ENERGY CORP.

[A Development Stage Company]

NOTES TO INTERIM FINANCIAL STATEMENTS

(Unaudited – Prepared by Management)

March 31, 2021

NOTE 4 – NOTES PAYABLE (CONTINUED)

A $5,000 short-term loan dated January 25, 2019 is unsecured and bears interest of $28.49 per day and was due February 25, 2019.This note is currently in default. On March 31, 2021 we accrued $28,429 in interest.

A $5,000 short-term loan dated February 28, 2019 is unsecured and bears interest of $28.49 per day and was due March 23, 2019.This note is currently in default. On March 31, 2021 we accrued $27,214 in interest.

A $10,000 short-term loan dated April 26, 2019 is unsecured and bears interest of 71.4257 per day. This note is currently in default. On March 31, 2021 we accrued $50,362 in interest.

A $15,000 convertible note dated May 9, 2019 is unsecured and bears interest of 12% per annum. The note was due May 5, 2020 unless converted to common stock. On Feb 4, 2021, the note and accrued $2,969 in interest were converted to restricted common stock. (note 6)

A $10,000 convertible note dated July 25, 2019 is unsecured and bears interest of 12% per annum. The note was due July 24, 2020 unless converted to common stock. On Feb 4, 2021, the note and accrued $1,726 in interest were converted to restricted common stock. (note 6)

A $5,000 short-term loan dated August 26, 2019 is unsecured and bears interest of 35.7143 per day. This note is currently in default. On March 31, 2021 we accrued $20,821 in interest.

A $4,995 short-term loan dated November 21, 2019 is unsecured and bears interest of 35.7143 per day August 26, 2019. This note is currently in default. On March 31, 2021 we accrued $17,714 in interest.

A $4,995 short-term loan dated December 20, 2019 is unsecured and bears interest of 35.7143 per day. On March 31, 2021 we accrued $16,679 in interest.

A $3,980 short-term loan dated March 20, 2020 is unsecured and bears interest of 28.57144 per day. On March 31, 2021 we accrued $10,743 in interest.

A $2,500 convertible note dated April 22, 2020 is unsecured and bears interest of 12% per annum. The note is due April 21, 2021 unless converted to common stock. On Feb 4, 2021, the note and accrued $208 in interest were converted to restricted common stock. (note 6)

A $5,000 convertible note dated December 1, 2020 is unsecured and bears interest of 12% per annum. The note is due November 01, 2021 unless converted to common stock. On March 31, 2021 we had accrued $197 in interest.

A $15,000 convertible note date February 5th, 2021 is unsecured and bears interest of 12% per annum. The note is due February 3rd, 2022 unless converted to common stock. On February 8th, 2021, the note was converted (note 6).

NOTE 5 – NOTES PAYABLE – RELATED PARTIES

There are no notes payable to related parties on March 31, 2021.

TRANSACT ENERGY CORP.

[A Development Stage Company]

NOTES TO INTERIM FINANCIAL STATEMENTS

(Unaudited – Prepared by Management)

March 31, 2021

NOTE 6 - CAPITAL STOCK

Preferred Stock - The Company has authorized 10,000,000 shares of preferred stock, $.001 par value, with such rights, preferences and designations and to be issued in such series as determined by the Board of Directors. No shares are issued and outstanding on March 31, 2021.

Common Stock - The Company has authorized 100,000,000 shares of common stock, $.001 par value, with such rights, preferences, and designations and to be issued in such series as determined by the Board of Directors.

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

In March 2014, the Company authorized the issuance of 14,210,235 common shares for $397,887 of compensation payable.

In April 2014, the Company authorized the issuance of 200,000 common shares for compensation services at a value of $.05 per share.

In April 2014 the Company authorized the issuance of 474,360 common shares pursuant to a convertible option of notes payable totaling $23,718 at $.05 per share.

TRANSACT ENERGY CORP.

[A Development Stage Company]

NOTES TO INTERIM FINANCIAL STATEMENTS

(Unaudited – Prepared by Management)

March 31, 2021

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

March 31, 2021

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

March 31, 2021

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

In February 2021, the Company authorized the issuance of 901,995 common shares pursuant to convertible option of notes $15,000 at $0.10, $10,000 at $0.04, $2,500 at $0.05 and $15,000 at $0.04 per share.

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

NOTE 8 - RELATED PARTY TRANSACTIONS

Management Compensation – The Company has accrued executive compensation of $2,591,065 to the CEO and President of the Company from inception to the period ended March 31, 2021 (See Note 10).

The Company has accrued executive compensation of $229,866 to the Chief People Officer of the Company to the period ended December 31, 2020 (See Note 10).

The Company has accrued executive compensation of $115,601 to the SVP Technology of the Company to the period ended April 1, 2016 (See Note 10).

The Company has accrued executive compensation of $181,700 to the SVP of Real Estate and Project Development of the Company after entering a Release and Settlement terminating their Employment Contract to the period ended December 31, 2020 (See Note 10)

The Company has accrued executive compensation of $63,101 to the Directors of the Company and its subsidiaries to the period ended December 31, 2020 (See Note 10)

TRANSACT ENERGY CORP.

[A Development Stage Company]

NOTES TO INTERIM FINANCIAL STATEMENTS

(Unaudited – Prepared by Management)

March 31, 2021

NOTE 9 - LOSS PER SHARE

The following data shows the amounts used in computing loss per share for the periods presented:

	Three months ended March 31, 2021	Three months ended March 31, 2020
Loss from operations available to common shareholders (numerator)	$(469,272)	$(583.64)

Weighted average number of common shares outstanding during the period used in loss per share (denominator)	61,240,043	59,333,155.00

Dilutive loss per share was not presented as the Company had no common equivalent shares for all periods presented that would affect the computation of diluted loss per share.

NOTE 10 – COMMITMENTS AND CONTINGENCIES

Compensation agreement – The President and Chief Executive Officer agreement pays an annual base salary of $303,277, with a cash bonus annually based on 5% of EBITDA and a stock bonus formulated around the return on invested capital where the issued and outstanding stock of the Company times the rate of return divided by ten will equate to the stock issued.

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

TRANSACT ENERGY CORP.

[A Development Stage Company]

NOTES TO INTERIM FINANCIAL STATEMENTS

(Unaudited – Prepared by Management)

March 31, 2021

NOTE 10– COMMITMENTS AND CONTINGENCIES (CONTINUED)

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

Land Purchase Agreement – On October 25th, 2017 the Company through its subsidiary Puebla Z.E.W.O.P. 1, S.de R.L. de C.V. entered into a land purchase agreement for 18.42 hectares of industrial use land in El Salto, Jalisco, Mexico. In May 2019 we renewed negotiations through TransAct Energy Mexico for the lands revised at 19.57 hectares and a price of approximately $10,423,75. The deal is pending title insurance and the title preparation. The $90,000 deposit paid with stock may be reclaimed and settled with cash. On January 7th, 2021, the Company through its subsidiary TransAct Energy Mexico S. de·R.L. de C.V. modified the agreement to a Lease Purchase Agreement for the 19.57-hectare lands in El Salto, Jalisco, Mexico at 403,000 Mexican Pesos (Approx. $20,000) per month for up to 2 years with all payments contributing to the purchase starting March 1st, 2021.

Consulting Agreement – On November 27, 2017, the Company agreed to engage the services of Ericho Communications Ltd for a one-year term starting February 1, 2018. The company is obligated to a monthly fee of $20,000 USD during the term. The Company with Ericho agreed to postpone the agreement temporarily, currently the Company has accrued $60,000 in fees under this agreement to the end of December 31, 2018.

Consulting Agreement – On December 1, 2017, the Company contracted with a private consultant to secure a binding Waste Management Agreement within the State of Rio de Janeiro. The agreement pays $4,875,000 Reais (approximately $1.53 Million USD) as a success fee only.

Consulting Agreement – On February 1, 2018 the Company through its subsidiary Puebla Z.E.W.O.P. 1, S.de R.L. de C.V. contracted with an Engineering firm to review the El Salto lands described above. The agreement pays the equivalent of $5,000 dollars as a fee. The Company provided 1/3 as a deposit the balance is now due.

Compensation agreement – On April 1, 2018 the Company contracted for a Senior Vice President of Real Estate and Project Development. The Agreement pays an annual base salary of $185,000 with a COLI. Starting April 2018, with a performance bonus annually of up to 50% of their salary based on delivering ZEWOPTM projects undertaken on time, budget and of expected quality as per set formulas. The contract has now been settled and both parties released pending receipt of long term financing.

TRANSACT ENERGY CORP.

[A Development Stage Company]

NOTES TO INTERIM FINANCIAL STATEMENTS

(Unaudited – Prepared by Management)

March 31, 2021

NOTE 10– COMMITMENTS AND CONTINGENCIES (CONTINUED)

Accounting Engagement – On June 13, 2018, the Company engaged Piercy Bowler Taylor & Kern, certified public accountants of Las Vegas Nevada to prepare the 2012 through 2017 financial statements of the company for audit and subsequently refiling with the Securities and Exchange Commission. Further they are engaged to complete all outstanding tax returns to the US Internal Revenue Service and to act as our US accountants on an ongoing basis. The engagement requires an engagement fee of $5,000 before work starts.

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

Preferred Vendor Agreement - On December 31, 2020, the Company entered a Preferred Supplier Agreement with Covarrubia Engineering. The Agreement provides for them to be awarded the engineering, procurement, and construction (EPC) contract for the Companies intended manufacturing facilities planned over the next five years provided they are competitive in the tender process. They in turn agreed to lend the Company $14 Million for two years at 2.65% on or before April 30th, 2021. This remains outstanding.

NOTE 11 – SUBSEQUENT EVENTS

None

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

We formed TransAct Energy Corp. as a Nevada corporation on March 15, 2006. Although our original business plan called for the securing and managing of any energy leasehold, the Company focused on securing producing and non-producing oil and gas leases in Alberta, Canada. On September 7, 2006, we acquired a one hundred percent (100%) interest in a Petroleum and Natural Gas Lease, from the province of Alberta, Canada for twelve thousand and fifty-one dollars ($12,051), the MedHat Project. We did not develop this resource. We looked to expand our holdings in Alberta through acquisitions and joint ventures for the following two years. We have since allowed this lease to lapse and moved away from this focus.

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

The Company’s 2012 efforts were focused on building out a Waste Optimization division. We modified our Business Plan for this focus and entered a Joint Development Agreement with the owners of a small scale, proprietary, zero emissions waste optimization plant (“ZEWOPtm”) that had been operating a 20 tonne per day plant for two years. We reconnected with clients in India and Brazil for future waste optimization opportunities. From the second quarter, through to the end of 2012 we worked to raise the necessary funds to build a municipal scale plant (500+ tonnes per day) in Scotland.

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

2020 had two focuses: We continued raising the predevelopment capital for El Salto, Mexico and new business development initiatives that could result in cash flow. Raising the pre-development capital for El Salto during COVID-19 Pandemic led to the loss of several funders, however, as companies adjusted it created new opportunities. We reduced our initial capital requirements by $10 Million through negotiating a lease/purchase agreement on the El Salto lands. Then after many single-family office contacts we negotiated the balance of the funds required. We have secured a $14 Million loan expected in April 2021with an office that owns an EPC Contractor and we have agreed to their preferred vendor status, provided they are competitive through the tender process. In terms of business development, we contracted to develop a retail business using our core reactor technology. The retail opportunity is now in the business planning stage.

The first quarter of 2021 has been focused on planning and team building in anticipation of starting the predevelopment phase of the El Salto ZEWOPtm in the second quarter. In that process we clearly identified our purpose “To Help humanity restore its balance with nature” and our Mission “To utilize latent energies and human off casts to create resources that enhance the Economy, the Environment and Communities we operate in.” All corporate activity undertaken will work towards our vision of “a world where all energy and resources used to sustain humanity, have no impact on the biosphere.” To that end we spent time examining our future risk and resilience strategies, examining our supply-mesh and creating a detailed plan for the first ninety-days after launch.

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

During the estimated twenty-four to thirty months, it will take to get the first two ZEWOPtm underway, we intend on imbedding a team in Europe to secure feedstock and development sites for the next twenty ZEWOPtm. This approach will be continued around the globe, selecting major markets that are politically and economically ready to adopt our approach to sustainable manufacturing using solid waste. Upon receipt (in the second quarter of 2021) of the loan funds required for the predevelopment of the El Salto, ZEWOPtm; our pre-described timeline will start.

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

SUBSEQUENT EVENTS

None

RESULTS OF OPERATIONS

Results of Operations for Three Months Ending March 31, 2021 Compared to Three Months Ending March 31, 2020

We did not generate any material revenue from January 1, 2021 to March 31, 2021 as was the same for the three-month period in 2020. For the three months ended March 31, 2021 our general and administrative expenses were $82,743 compared to $196,198 for the same period in 2020. Expenses consisted primarily of compensation of $78,251 and Consulting $1,200. Compensation was $191,945 and Consulting $800 for the same period ending March 31, 2020.

Interest Expense for the three months ending March 31, 2021 was $386,529 compared to $387,442 for the same period in 2020. As a result, we have reported a net loss before taxes of ($469,272) for the Three Months ended March 31, 2021 compared to a loss of ($583,640) for the same period last year.

Stock-Based Compensation Costs There was $0 stock-based compensation recorded during the period ended March 31, 2021.

LIQUIDITY AND CAPITAL RESOURCES

As of March 31, 2021, our current assets are $403,974 made up of prepaid expenses of $294,763, receivables of $108,495 and $716 cash on hand. Our current liabilities consist of accounts payable in the amount of $346,352, accrued interest of $6,541,578 compensation payable of $3,181,332 and Notes payable, net of any discount of $361,110.

NEED FOR ADDITIONAL FINANCING

We estimate our upcoming operating expenses to increase substantially as we transcend from development stage to operating stage and maybe as much as $24,000,000.00 this year. We do not have any commitments for capital expenditures however we do anticipate entering into commitments to secure acquisitions. We believe we will need additional funds to cover our expenses and acquisitions for the next twelve months. Our need for capital may change dramatically as we pursue our business plan during that period. At present, we have no material understandings, commitments or agreements with respect to the acquisition of any business venture or capital commitments. Further, we cannot assure that we will be successful in consummating business opportunities on favourable terms, or we will be able to profitably manage any business opportunities. Should we require additional capital, we may seek additional advances from officers, sell common stock or find other forms of debt financing.

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rules 13a-15(e) and 15d-15(e) promulgated under the Exchange Act. Based on this evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were effective at a reasonable assurance level as of March 31, 2021, the end of the period covered by this report.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

901,995 common shares were sold by way of conversion of a note payable into Company securities during the three months ended March 31, 2021. Proceeds were used for operating expenses.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None

ITEM 4. REMOVED AND RESERVED

None.

ITEM 5. OTHER INFORMATION.

Up to the period ended March 31, 2021, the Company worked diligently on its business and maintaining its reporting status with the SEC. However due to finances we are forced to file our Annual Report without auditors review the company is delinquent in required filings with the SEC as determined by the NASD. Because of filing unaudited statements and changes to the over the counter bulletin board (“OTCBB”) we were downgraded from the OTCQB to the OTC Pinks. When we amend our filings to include audited statements for 2012, 2013, 2014, 2015, 2016, 2017, 2018, 2019 and 2020 we can reapply to the OTCBB for a OTCQB listing. We have started the process of engaging a US accounting firm to prepare all filings and financial statements for the auditors subject to funding.

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

TRANSACT ENERGY CORP.

Date: April 30, 2021	By:	/s/ Rod Bartlett
Rod Bartlett
President, Chief Executive Officer