Form 10-Q
period 2021-06-30
TRANSACT ENERGY CORP
filed 2021-07-16
CIK 1383394

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

(Mark One)

FORM 10-Q

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2021.

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

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court [   ] Yes [   ] No

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of June 30, 2021:

61,630,907 common shares issued and outstanding. 0 preferred shares.

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

The accompanying financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at June 30, 2021 and 2020 and for the periods then ended have been made. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s December 31, 2020 management prepared financial statements. The results of operations for the periods ended June 30, 2021 and 2020 are not necessarily indicative of the operating results for the full year.

FINANCIAL STATEMENTS

TRANSACT ENERGY CORP.

[A Development Stage Company]

(Unaudited - Prepared by Management)

TRANSACT ENERGY CORP.

(A Development Stage Company)

INTERIM BALANCE SHEET

(Unaudited - Prepared by Management)

	June 30	December 31
	2021	2020
ASSETS
Current
Cash	491	1,223
Receivable	108,495	106,370
Prepaid Expenses	294,763	294,763
Total Current Assets	403,749	402,356

Capital
Furniture & Equipment	-	26
Software	-	166
Total Capital Assets	-	192

Other
Incorporation Costs	11,791	11,791
Intellectual Property	130,520	130,520
Total Other Non-current Assets	$142,311	$142,311
	$546,060	$544,859

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current
Bank indebtedness	-	-
Accounts payable	345,783	346,035
Accrued interest	6,934,457	6,159,952
Accrued interest - related party	-	-
Compensation payable	3,255,524	3,112,396
Notes payable - net of discount	366,110	388,610
Notes payable - Related parties, net of discount	-	-
Total Current Liabilities	10,901,874	10,006,993

Stockholders' Equity (Deficit)
Preferred stock, $.001 par value, 10,000,000 shares authorized no shares issued and outstanding	-	-
Common Stock, $.001 par value, 100,000,000 shares authorized 61,630,907 shares issued and outstanding	61,631	60,729
Capital in excess of par value	3,377,513	3,331,013
Subscriptions receivable	-	-
Deficit accumulated during the development stage	(13,794,958)	(12,853,876)

Total Stockholders' Equity (Deficit)	(10,355,814)	(9,462,134)

	$546,060	$544,859

The accompanying notes are an integral part of these financial statements.

TRANSACT ENERGY CORP.

(A Development Stage Company)

INTERIM STATEMENTS OF OPERATIONS

(Unaudited - Prepared by Management)

	Cumulative from inception March 15, 2006 June 30, 2021	Three months ended June 30, 2021	Six months ended June 30, 2021	Three months ended June 30, 2020	Six months ended June 30, 2020
REVENUE	$12,440	$-	$-	$-	$-

EXPENSES
General and administrative	6,340,361	78,931	161,674	195,945	392,143
Unsuccessful lease purchases	18,673	-	-	-	-

Total Expenses	6,359,034	78,931	161,674	195,945	392,143

LOSS BEFORE OTHER INCOME (EXPENSE)	(6,346,594)	(78,931)	(161,674)	(195,945)	(392,143)

Interest income	50,954	-	-	-	-
Interest expense	(7,222,024)	(392,880)	(779,408)	(391,864)	(779,306)
Gain on debt settlement	34,864	-	-	-	-
Loss on write off of investment in lease	(12,684)	-	-	-	-
Allowance for loss on loans receivable and related interest	(299,474)	-	-	-	-

LOSS FROM OPERATIONS
BEFORE INCOME TAXES	(13,794,958)	(471,811)	(941,082)	(587,809)	(1,171,449)

CURRENT TAX EXPENSE	-	-	-	-	-

DEFFRRED TAX EXPENSE	-	-	-	-	-

NET LOSS	$(13,794,958)	$(471,811)	$(941,082)	$(587,809)	$(1,171,449)

LOSS PER COMMON SHARE	-	(0.008)	(0.015)	(0.010)	(0.019)

The accompanying notes are an integral part of these financial statements.

TRANSACT ENERGY CORP.

(A Development Stage Company)

INTERIM STATEMENTS OF CASH FLOWS

(Unaudited - Prepared by Management)

	Cumulative from inception March 15, 2006 to June 30, 2021	Six months ended June 30, 2021	Six months ended June 30, 2020
Cash Flow From Operating Activities:
Net loss for the period	$(13,794,958)	$(941,082)	$(1,171,449)
Adjustments to reconcile net loss to cash used by operating activities:
Stock issued for services	$1,095,720	$-	$-
Stock issued for expenses	$94,313	$-	$-
Debt issued for services	$12,847	$-	$-
Amortization	$6,286	$192	$154
Loss on write off of investment in lease	$12,684	$-	$-
Allowance for interest receivable	$50,954	$-	$-
Allowance for loans receivable	$248,521	$-	$-
Interest expense from beneficial conversion feature on notes payable	$124,548	$-	$-
Loss on stock subscriptions receivable	$550,431	$-	$-
Gain on debt settlement	$(34,864)	$-	$-
Change in assets and liabilities:		-	-
Decrease (Increase) in interest receivable	$(50,954)	$-	$-
Decrease (Increase) in prepaid expenses	$(294,763)	$-	$-
Decrease (Increase) in accounts receivable	$(108,495)	$(2,125)	$(1)
Increase (decrease) in accounts payable	$345,783	$(252)	$(3,376)
Increase in compensation payable	$3,255,524	$143,128	$318,791
Increase in accrued interest	$6,934,457	$774,505	$779,306
Net Cash (used) by Operating Activities	(1,551,966)	(25,634)	(76,575)

Cash Flows From Investing Activities:
Acquisition of oil and gas leases	$(12,684)	$-	$-
Acquisition of Intellectual Property	$(130,520)	$-	$-
Purchase of software	$-	$-	$-
Purchase of furniture & equipment	$(614)	$-	$-
Loans receivable	$(263,521)	$-	$-
Proceeds from loans receivable	$15,000	$-	$-
Net Cash (Used) by Investing Activities	(392,339)	-	-

Cash Flow From Financing Activities
Proceeds from common stock issuance	$3,439,144	$47,402	$75,648
Proceeds received for stock not yet issued	$-	$-	$-
Stock offering costs	$(13,263)	$-	$-
Proceeds from notes payable	$465,885	$20,000	$26,480
Repayment of notes payable	$(1,946,970)	$(42,500)	$(20,000)
Net Cash Provided by Financing Activities	1,944,796	24,902	82,128

Net Increase (Decrease) in Cash	491	(732)	5,553

Cash (Bank Indebtedness) at Beginning of Period	-	1,223	634

Cash at End of Period	$491	$491	$6,187

Supplemental Disclosures of Cash Flow Information:
Cash paid during the period for:
Interest	$-	$-	$-
Income taxes	$-	$-	$-

Supplemental Schedule of Noncash Investing and Financing Activities:
For the three month period ended March 30, 2021 and 2020:
Shares issued for services	1,307,916
Shares issued on conversion of debt	3,327,272	901,995	839,290
Shares issued for acquisition	220,250	-	-
Shares issued to shareholders in exchange for free trading shares	554,744	-	-
Subscriptions receivable	(550,431)	-	-
Beneficial conversion feature on notes payable	59,084	-	-

The accompanying notes are an integral part of these financial statements.

TRANSACT ENERGY CORP.

[A Development Stage Company]

FINANCIAL STATEMENTS

June 30, 2021

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

Interim Condensed Financial Statements - The accompanying interim financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at June 30, 2021 and 2020 and for the periods then ended have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s December 31, 2020 unaudited financial statements. The results of operations for the periods ended June 30, 2021 and 2020 are not necessarily indicative of the operating results for the full year.

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

The Company recognizes interest accrued related to unrecognized tax benefits in interest expense and penalties in operating expenses. During the years ended December 31, 2020 and 2019, the Company recognized no interest and penalties. The Company had no accruals for interest and penalties at June 30, 2021 and 2020.

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

June 30, 2021

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

NOTE 3 - SOFTWARE

			Net Book Value
	Cost	Accumulated Amortization	June 30, 2021	December 31, 2020
Software	$3,812	$3,812	$0	$166

NOTE 4 – NOTES PAYABLE

The $10,000 convertible promissory note payable to a company whose shareholders hold less than 10% in TransAct is unsecured, bears interest at 10% per annum and was due and payable on March 31, 2010. The payee had the option to convert the entire principal amount on or before April 29, 2009 into common shares of the Company based on a conversion rate of $.00345 per share. No interest was payable if the principal was converted to shares of the Company. The payee did not exercise its conversion option. The note is currently outstanding and in October 2010 the Company issued a check in the amount of $11,876 as payment in full of principal and interest which was returned un-cashed by the payee. On June 30, 2021, accrued interest was $12,686.

The $17,500 promissory note payable to a company whose shareholders hold less than 10% in TransAct is unsecured, bears interest at 10% per annum and is due on demand. This note is currently in default. On June 30, 2021, accrued interest was $21,448.

TRANSACT ENERGY CORP.

[A Development Stage Company]

FINANCIAL STATEMENTS

June 30, 2021

(Unaudited – Prepared by Management)

NOTE 4 – NOTES PAYABLE (CONTINUED)

The $25,000 and $15,243.90 ($20,000 CAD) promissory notes payable dated April 22, 2011 and March 31, 2011 respectively are unsecured and bear interest at 60% per annum or $2,500 and $1,445 ($2,000 CAD) respectively whichever is greater. The notes are due on demand and may be prepaid in whole or part without penalty. Accrued interest was $246,357 on June 30, 2021.

The $ 3,811 ($5,000 CAD) promissory note payable dated September 12, 2011 is unsecured and bears interest at $361 up to September 16, 2011 and $36 per diem until all principal and interest is repaid. The note is due on demand and may be prepaid in whole or part without penalty. Accrued interest was $132,015 on June 30, 2021.

The $100,000 promissory note payable dated September 30, 2013, is unsecured and is non-interest bearing.

A $22,030 promissory note payable dated February 24, 2011 to a former officer bears interest of $6,000 and was due on March 4, 2011. This note is accruing interest at $360 per day for every day after March 4, 2011 until the note is repaid in full. On June 30, 2021, accrued interest was $1,364,153.

A $46,660 promissory note payable dated April 22, 2011 to a former officer (more than 1 year ago) bears interest at 1% per diem. A beneficial conversion feature of $2,750 was recorded as a discount to the notes with the offset to Additional Paid in Capital. In May 2011 the holder of the note converted $10,000 of principal into 750,000 shares of common stock and the discount was expensed to interest. The remaining balance of $36,660 is due on demand. On June 30, 2021 accrued interest was $1,373,527.

A $3,000 convertible promissory note payable to a former officer is secured by certain assets and equipment of the Company and bore interest at 8% per annum through the due date in November 2010 and is currently in default and bearing interest at 60%. A beneficial conversion feature of $3,000 has been recorded as a discount to the note with an offset to additional paid in capital. The discount was fully amortized in 2010. On June 30, 2021, accrued interest was $20,306.

A $9,980 short-term loan dated January 23, 2018 is unsecured and bears fixed interest of $3000 and was due March 5th, 2018.This note is currently in default. Interest at the option of the Lender may be paid in stock at a 75% discount to market. On June 30, 2021, we accrued interest of $87,791.

A $4,980 short-term loan dated February 26, 2018 is unsecured and bears fixed interest of $1500 and was due in March 2018.This note is currently in default. Interest at the option of the Lender may be paid in stock at a 75% discount to market. On June 30, 2021 we accrued $43,893 in interest.

A $4,980 short-term loan dated May 29, 2018 is unsecured and bears interest of $35.71 per day and was due in June 30, 2018.This note is currently in default. On June 30, 2021 we accrued $40,286 in interest.

A $60,000 short-term loan dated June 6, 2018 is unsecured and bears interest of $3,000 per day. On June 30, 2021 we accrued $3,360,000 in interest.

A $3,980 short-term loan dated July 25, 2018 is unsecured and bears interest of $28.49 per day and was due in Aug 31, 2018.This note is currently in default. On June 30, 2021 we accrued $30,513 in interest.

A $5,000 short-term loan dated January 25, 2019 is unsecured and bears interest of $28.49 per day and was due February 25, 2019.This note is currently in default. On June 30, 2021 we accrued $31,679 in interest.

A $5,000 short-term loan dated February 28, 2019 is unsecured and bears interest of $28.49 per day and was due March 23, 2019.This note is currently in default. On June 30, 2021 we accrued $30,464 in interest.

A $10,000 short-term loan dated April 26, 2019 is unsecured and bears interest of 71.4257 per day. This note is currently in default. On June 30, 2021 we accrued $56,862 in interest.

TRANSACT ENERGY CORP.

[A Development Stage Company]

FINANCIAL STATEMENTS

June 30, 2021

(Unaudited – Prepared by Management)

NOTE 4 – NOTES PAYABLE (CONTINUED)

A $15,000 convertible note dated May 9, 2019 is unsecured and bears interest of 12% per annum. The note was due May 5, 2020 unless converted to common stock. On Feb 4, 2021, the note and accrued $2,969 in interest were converted to restricted common stock. (note 6)

A $10,000 convertible note dated July 25, 2019 is unsecured and bears interest of 12% per annum. The note was due July 24, 2020 unless converted to common stock. On Feb 4, 2021, the note and accrued $1,726 in interest were converted to restricted common stock. (note 6)

A $5,000 short-term loan dated August 26, 2019 is unsecured and bears interest of 35.7143 per day. This note is currently in default. On June 30, 2021 we accrued $24,071 in interest.

A $4,995 short-term loan dated November 21, 2019 is unsecured and bears interest of 35.7143 per day August 26, 2019. This note is currently in default. On June 30, 2021 we accrued $20,964 in interest.

A $4,995 short-term loan dated December 20, 2019 is unsecured and bears interest of 35.7143 per day. On June 30, 2021 we accrued $19,929 in interest.

A $3,980 short-term loan dated March 20, 2020 is unsecured and bears interest of 28.57144 per day. On June 30, 2021 we accrued $13,343 in interest.

A $2,500 convertible note dated April 22, 2020 is unsecured and bears interest of 12% per annum. The note is due April 21, 2021 unless converted to common stock. On Feb 4, 2021, the note and accrued $208 in interest were converted to restricted common stock. (note 6)

A $5,000 convertible note dated December 1, 2020 is unsecured and bears interest of 12% per annum. The note is due November 01, 2021 unless converted to common stock. On June 30, 2021 we had accrued $347 in interest.

A $15,000 convertible note date February 5th, 2021 is unsecured and bears interest of 12% per annum. The note is due February 3rd, 2022 unless converted to common stock. On February 8th, 2021, the note was converted (note 6).

A $5,000 convertible note dated June 4, 2021 is unsecured and bears interest of 12% per annum. The note is due June 3, 2022 unless converted to common stock. On June 30, 2021 we had accrued $43 in interest.

NOTE 5 – NOTES PAYABLE – RELATED PARTIES

There are no notes payable to related parties on June 30, 2021.

NOTE 6 - CAPITAL STOCK

Preferred Stock - The Company has authorized 10,000,000 shares of preferred stock, $.001 par value, with such rights, preferences and designations and to be issued in such series as determined by the Board of Directors. No shares are issued and outstanding on June 30, 2021.

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

June 30, 2021

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

TRANSACT ENERGY CORP.

[A Development Stage Company]

FINANCIAL STATEMENTS

June 30, 2021

(Unaudited – Prepared by Management)

NOTE 6 – CAPITAL STOCK (CONTINUED)

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

FINANCIAL STATEMENTS

June 30, 2021

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

TRANSACT ENERGY CORP.

[A Development Stage Company]

FINANCIAL STATEMENTS

June 30, 2021

(Unaudited – Prepared by Management)

NOTE 6 – CAPITAL STOCK (CONTINUED)

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

NOTE 8 - RELATED PARTY TRANSACTIONS

Management Compensation – The Company has accrued executive compensation of $2,665,256 to the CEO and President of the Company from inception to the period ended June 30, 2021 (See Note 10).

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

NOTE 9 - LOSS PER SHARE

The following data shows the amounts used in computing loss per share for the periods presented:

	Three months ends June 30, 2021	Six months ends June 30, 2021	Three months ends June 30, 2020	Six months ends June 30, 2020
Loss available to common shareholders (numerator)	$(471,811)	$(941,082)	$(587,809)	$(779,306)

Weighted average number of common shares outstanding during the period used in loss per share (denominator)	61,436,554	61,436,554	59,846,978	59,846,978

Dilutive loss per share not presented; the Company had no common equivalent

Shares for periods presented that would affect computation of diluted loss per share.

TRANSACT ENERGY CORP.

[A Development Stage Company]

FINANCIAL STATEMENTS

June 30, 2021

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

TRANSACT ENERGY CORP.

[A Development Stage Company]

FINANCIAL STATEMENTS

June 30, 2021

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

TRANSACT ENERGY CORP.

[A Development Stage Company]

FINANCIAL STATEMENTS

June 30, 2021

(Unaudited – Prepared by Management)

NOTE 10 – COMMITMENTS AND CONTINGENCIES (CONTINUED)

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

The first half of 2021 has been focused on planning and team building in anticipation of starting the predevelopment phase of the El Salto ZEWOPtm. In that process we clearly identified our purpose “To Help humanity restore its balance with nature” and our Mission “To utilize latent energies and human off casts to create resources that enhance the Economy, the Environment and Communities we operate in.” All corporate activity undertaken will work towards our vision of “a world where all energy and resources used to sustain humanity, have no impact on the biosphere.” To that end we spent time examining our future risk and resilience strategies, examining our supply-mesh and creating a detailed plan for the first ninety-days after launch. We continued to work on finalizing the required predevelopment funds both with the original commitment from the beginning of 2021that has not yet completed and with several others in progress for the third quarter.

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

SUBSEQUENT EVENTS

None

RESULTS OF OPERATIONS

Results of Operations for Three Months Ending June 30, 2021, Compared to Three Months Ending June 30, 2020

We did not generate any material revenue from April 1, 2021, to June 30, 2021, as was the same for the three-month period in 2020. For the three months ended June 30, 2021, our general and administrative expenses were $78,931 compared to $195,945 for the same period in 2020. Expenses consisted primarily of compensation of $75,891. Compensation was $191,945 for the same period ending June 30, 2020.

Interest Expense for the three months ending June 30, 2021, was $392,880 compared to $391,864 for the same period in 2020. As a result, we have reported a net loss before taxes of ($471,811) for the Three Months ended June 30, 2021, compared to a loss of ($587,809) for the same period last year.

Results of Operations for the Six Months Ended June 30, 2021, Compared to The Six Months Ended June 30, 2020

We did not generate any revenue from January 1, 2021 to June 30, 2021 as was the same for the six-month period in 2020. For the six months ended June 30, 2021, our general and administrative expenses were $161,674 compared to $392,143 for the same period in 2020. The main expense was compensation which was $154,071 for the period ending 2021 and $383,889 for the period ending June 2020. Interest expense for the six-month period ending June 30, 2021 was $779,408 compared to $779,306 for the same period ending June 30, 2020. As a result, we have reported a net loss of ($941,082) for the period ended June 30, 2021. Our total net loss from January 1, 2020, through June 30, 2020 was ($1,171,449).

Stock-Based Compensation Costs There was $0 stock-based compensation recorded during the period ended June 30, 2021.

LIQUIDITY AND CAPITAL RESOURCES

As of June 30, 2021, our current assets are $403,749 made up of prepaid expenses of $294,763, receivables of $108,495 and $491 cash on hand. Our current liabilities consist of accounts payable in the amount of $345,783, accrued interest of $6,934,457 compensation payable of $3,255,524 and Notes payable, net of any discount of $366,110.

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rules 13a-15(e) and 15d-15(e) promulgated under the Exchange Act. Based on this evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were effective at a reasonable assurance level as of June 30, 2021, the end of the period covered by this report.

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

0 shares of Company securities were sold during the three months ended June 30, 2021.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None

ITEM 4. REMOVED AND RESERVED

None.

ITEM 5. OTHER INFORMATION.

Up to the period ended June 30, 2021, the Company worked diligently on its business and maintaining its reporting status with the SEC. However due to finances we are forced to file our Annual Report without auditors review the company is delinquent in required filings with the SEC as determined by the NASD. Because of filing unaudited statements and changes to the over the counter bulletin board (“OTCBB”) we were downgraded from the OTCQB to the OTC Pinks. When we amend our filings to include audited statements for 2012, 2013, 2014, 2015, 2016, 2017, 2018, 2019 and 2020 we can reapply to the OTCBB for a OTCQB listing. We have started the process of engaging a US accounting firm to prepare all filings and financial statements for the auditors subject to funding.

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

TRANSACT ENERGY CORP.

Date: July 15, 2021	By:	/s/ Rod Bartlett
Rod Bartlett
President, Chief Executive Officer