Form 10-Q
period 2021-09-30
TRANSACT ENERGY CORP
filed 2021-10-08
CIK 1383394

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2021

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________ to _____________

Commission file number 333-139746

TRANSACT ENERGY CORP.

(Exact name of registrant as specified in its charter)

Nevada	98-0515445
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1225 E Sunset Dr, STE 145 - 367 Bellingham, WA 98226 United States

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

Large accelerated filer ☐	Accelerated filer☐
Non-accelerated filer ☒	Smaller reporting company ☒

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of September 30, 2021: 61,630,907 common shares issued and outstanding. 0 preferred shares.

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

The accompanying financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows on September 30, 2021 and 2020 and for the periods then ended have been made. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s December 31, 2020 management prepared financial statements. The results of operations for the periods ended September 30, 2021 and 2020 are not necessarily indicative of the operating results for the full year.

FINANCIAL STATEMENTS

TRANSACT ENERGY CORP.

(A Development Stage Company)

(Unaudited - Prepared by Management)

TRANSACT ENERGY CORP.

(A Development Stage Company)

INTERIM BALANCE SHEET

(Unaudited - Prepared by Management)

	September 30, 2021	December 31, 2020	Year over Year
ASSETS

Current
Cash	$7,147	$1,223	$5,924
Receivable	108,495	106,370	2,125
Prepaid Expenses	294,763	294,763	-
Total Current Assets	410,405	402,356	8,049
			-
Capital			-
Furniture & Equipment	-	26	(26)
Software	-	166	(166)
Total Capital Assets	-	192	(192)
			-
Other			-
Incorporation Costs	11,791	11,791	-
Intellectual Property	130,520	130,520	-
Total Other Non-current Assets	$142,311	$142,311	$-
	$552,716	$544,859	$7,857
			-
LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)			-
			-
Current			-
Bank indebtedness	-	-	-
Accounts payable	344,473	346,035	(1,562)
Accrued interest	7,329,918	6,159,952	1,169,966
Accrued interest - related party	-	-	-
Compensation payable	3,327,895	3,112,396	215,499
Notes payable - net of discount	381,110	388,610	(7,500)
Notes payable - Related parties, net of discount	-	-	-
Total Current Liabilities	11,383,396	10,006,993	1,376,403
			-
Stockholders' Equity (Deficit)			-
Preferred stock, $.001 par value, 10,000,000 shares authorized no shares issued and outstanding	-	-	-
Common Stock, $.001 par value, 100,000,000 shares authorized 61,630,907 shares issued and outstanding	61,631	60,729	902
Capital in excess of par value	3,377,513	3,331,013	46,500
Subscriptions receivable	-	-
Deficit accumulated during the development stage	(14,269,824)	(12,853,876)	(1,415,948)
			-
Total Stockholders' Equity (Deficit)	(10,830,680)	(9,462,134)	(1,368,546)
	$552,716	$544,859	$7,857

The accompanying notes are an integral part of these financial statements.

TRANSACT ENERGY CORP.

(A Development Stage Company)

INTERIM STATEMENTS OF OPERATIONS

(Unaudited - Prepared by Management)

	Cumulative from inception March 15, 2006 September 30, 2021	Three months ended September 30, 2021	Nine months ended September 30, 2021	Three months ended September 30, 2020	Nine months ended September 30, 2020

REVENUE	$12,440	$-	$-	$-	$-

EXPENSES
General and administrative	6,419,765	79,405	241,078	78,825	470,969
Unsuccessful lease purchases	18,673	-	-	-	-

Total Expenses	6,438,438	79,405	241,078	78,825	470,969

LOSS BEFORE OTHER INCOME (EXPENSE)	(6,425,998)	(79,405)	(241,078)	(78,825)	(470,969)

Interest income	50,954	-	-	-	-
Interest expense	(7,617,486)	(395,461)	(1,174,870)	(395,830)	(1,175,135)
Gain on debt settlement	34,864	-	-	-	-
Loss on write off of investment in lease	(12,684)	-	-	-	-
Allowance for loss on loans receivable and related interest	(299,474)	-	-	-	-

LOSS FROM OPERATIONS BEFORE INCOME TAXES	(14,269,824)	(474,866)	(1,415,948)	(474,655)	(1,646,104)

CURRENT TAX EXPENSE	-	-	-	-	-

DEFERRED TAX EXPENSE	-	-	-	-	-

NET LOSS	$(14,269,824)	$(474,866)	$(1,415,948)	$(474,655)	$(1,646,104)

LOSS PER COMMON SHARE		(0.008)	(0.023)	(0.008)	(0.027)

The accompanying notes are an integral part of these financial statements.

TRANSACT ENERGY CORP.

(A Development Stage Company)

INTERIM STATEMENTS OF CASH FLOWS

(Unaudited - Prepared by Management)

	Cumulative from inception March 15, 2006 to September 30, 2021	Nine months ended September 30, 2021	Nine months ended September 30, 2020

Cash Flow From Operating Activities:
Net loss for the period	$(14,269,824)	$(1,415,948)	$(1,646,104)
Adjustments to reconcile net loss to cash used by operating activities:
Stock issued for services	1,095,720	-	-
Stock issued for expenses	94,313	-	-
Debt issued for services	12,847	-	-
Amortization	6,286	192	(18)
Loss on write off of investment in lease	12,684	-	-
Allowance for interest receivable	50,954	-	-
Allowance for loans receivable	248,521	-	-
Interest expense from beneficial conversion feature on notes payable	124,548	-	-
Loss on stock subscriptions receivable	550,431	-	-
Gain on debt settlement	(34,864)	-	-
Change in assets and liabilities:		-	-
Decrease (Increase) in interest receivable	(50,954)	-	-
Decrease (Increase) in prepaid expenses	(294,763)	-	-
Decrease (Increase) in accounts receivable	(108,495)	(2,125)	(1)
Increase (decrease) in accounts payable	344,473	(1,562)	(2,312)
Increase in compensation payable	3,327,895	215,499	390,842
Increase in accrued interest	7,329,918	1,169,966	1,175,136
Net Cash (used) by Operating Activities	$(1,560,310)	$(33,978)	$(82,457)

Cash Flows From Investing Activities:
Acquisition of oil and gas leases	(12,684)	-	-
Acquisition of Intellectual Property	(130,520)	-	-
Purchase of software	-	-	-
Purchase of furniture & equipment	(614)	-	-
Loans receivable	(263,521)	-	-
Proceeds from loans receivable	15,000	-	-
Net Cash (Used) by Investing Activities	$(392,339)	$-	$-

Cash Flow From Financing Activities
Proceeds from common stock issuance	3,439,144	47,402	75,648
Proceeds received for stock not yet issued	-	-	-
Stock offering costs	(13,263)	-	-
Proceeds from notes payable	480,885	35,000	26,480
Repayment of notes payable	(1,946,970)	(42,500)	(20,000)
Net Cash Provided by Financing Activities	$1,959,796	$39,902	$82,128

Net Increase (Decrease) in Cash	7,147	5,924	(329)
Cash (Bank Indebtedness) at Beginning of Period	-	1,223	634
Cash at End of Period	$7,147	$7,147	$305

The accompanying notes are an integral part of these financial statements.

TRANSACT ENERGY CORP.

(A Development Stage Company)

INTERIM STATEMENTS OF CASH FLOWS

- CONTINUED -

(Unaudited - Prepared by Management)

	Cumulative from inception March 15, 2006 to September 30, 2021	Nine months ended September 30, 2021		Nine months ended September 30, 2020

Supplemental Disclosures of Cash Flow Information:
Cash paid during the period for:
Interest			-	-
Income taxes	$-		$-	$-

Supplemental Schedule of Noncash Investing and Financing Activities:
For the three month period ended March 30, 2021 and 2020:
Shares issued for services	$1,307,916	$		$-
Shares issued on conversion of debt	$3,327,272		$901,995	$839,290
Shares issued for acquisition	$220,250		$-	$-
Shares issued to shareholders in exchange	$0		$-	$-
for free trading shares	$554,744		$-	$-
Subscriptions receivable	$(550,431)		$-	$-
Beneficial conversion feature on notes payable	$59,084		$-	$-

The accompanying notes are an integral part of these financial statements.

TRANSACT ENERGY CORP.

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

(Unaudited - Prepared by Management)

September 30, 2021

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

Interim Condensed Financial Statements - The accompanying interim financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at September 30, 2021 and 2020 and for the periods then ended have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s December 31, 2020 unaudited financial statements. The results of operations for the periods ended September 30, 2021 and 2020 are not necessarily indicative of the operating results for the full year.

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

TRANSACT ENERGY CORP.

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

(Unaudited - Prepared by Management)

September 30, 2021

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

Accounting Standards Update (“ASU”) ASU No. 2009-05 (ASC Topic 820), which amends Fair Value Measurements and Disclosures - Overall, ASU No. 2009-13 (ASC Topic 605), Multiple-Deliverable Revenue Arrangements, ASU No. 2009-14 (ASC Topic 985), Certain Revenue Arrangements that include Software Elements, and various other ASU’s No. 2009-2 through ASU No. 2011-8 which contain technical corrections to existing guidance or affect guidance to specialized industries or entities were recently issued.  These updates have no current applicability to the Company or their effect on the financial statements would not have been significant.

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

Reclassification - Certain prior year amounts have been reclassified to conform with current year presentation.

NOTE 2 - LOANS RECEIVABLE - RELATED PARTY

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

NOTE 3 - SOFTWARE

		Accumulated	Net Book Value
	Cost	Amortization	Sept 30, 2021	Dec 31, 2020

Software	$3,812	$3,812	$-	$166

TRANSACT ENERGY CORP.

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

(Unaudited - Prepared by Management)

September 30, 2021

NOTE 4 - NOTES PAYABLE

The $10,000 convertible promissory note payable to a company whose shareholders hold less than 10% in TransAct is unsecured, bears interest at 10% per annum and was due and payable on March 31, 2010. The payee had the option to convert the entire principal amount on or before April 29, 2009 into common shares of the Company based on a conversion rate of $.00345 per share. No interest was payable if the principal was converted to shares of the Company. The payee did not exercise its conversion option. The note is currently outstanding and in October 2010 the Company issued a check in the amount of $11,876 as payment in full of principal and interest which was returned un-cashed by the payee. On September 30, 2021, accrued interest was $12,938.

The $17,500 promissory note payable to a company whose shareholders hold less than 10% in TransAct is unsecured, bears interest at 10% per annum and is due on demand. This note is currently in default. On September 30, 2021, accrued interest was $21,890.

The $25,000 and $15,243.90 ($20,000 CAD) promissory notes payable dated April 22, 2011 and March 31, 2011 respectively are unsecured and bear interest at 60% per annum or $2,500 and $1,445 ($2,000 CAD) respectively whichever is greater. The notes are due on demand and may be prepaid in whole or part without penalty. Accrued interest was $252,444 on September 30, 2021.

The $ 3,811 ($5,000 CAD) promissory note payable dated September 12, 2011 is unsecured and bears interest at $361 up to September 16, 2011 and $36 per diem until all principal and interest is repaid. The note is due on demand and may be prepaid in whole or part without penalty. Accrued interest was $135,521 on September 30, 2021.

The $100,000 promissory note payable dated September 30, 2013 is unsecured and is non-interest bearing.

A $22,030 promissory note payable dated February 24, 2011 to a former officer bears interest of $6,000 and was due on March 4, 2011. This note is accruing interest at $360 per day for every day after March 4, 2011 until the note is repaid in full. On September 30, 2021, accrued interest was $1,397,273.

A $46,660 promissory note payable dated April 22, 2011 to a former officer (more than 1 year ago) bears interest at 1% per diem. A beneficial conversion feature of $2,750 was recorded as a discount to the notes with the offset to Additional Paid in Capital. In May 2011 the holder of the note converted $10,000 of principal into 750,000 shares of common stock and the discount was expensed to interest. The remaining balance of $36,660 is due on demand. On September 30, 2021 accrued interest was $1,407,254.

A $3,000 convertible promissory note payable to a former officer is secured by certain assets and equipment of the Company and bore interest at 8% per annum through the due date in November 2010 and is currently in default and bearing interest at 60%. A beneficial conversion feature of $3,000 has been recorded as a discount to the note with an offset to additional paid in capital. The discount was fully amortized in 2010. On September 30, 2021, accrued interest was $20,760.

A $9,980 short-term loan dated January 23, 2018 is unsecured and bears fixed interest of $3000 and was due March 5th, 2018.This note is currently in default. Interest at the option of the Lender may be paid in stock at a 75% discount to market. On September 30, 2021, we accrued interest of $94,362.

A $4,980 short-term loan dated February 26, 2018 is unsecured and bears fixed interest of $1500 and was due in March 2018.This note is currently in default. Interest at the option of the Lender may be paid in stock at a 75% discount to market. On September 30, 2021 we accrued $47,179 in interest.

A $4,980 short-term loan dated May 29, 2018 is unsecured and bears interest of $35.71 per day and was due in June 30, 2018.This note is currently in default. On September 30, 2021, we accrued $43,571 in interest.

TRANSACT ENERGY CORP.

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

(Unaudited - Prepared by Management)

September 30, 2021

A $60,000 short-term loan dated June 6, 2018 is unsecured and bears interest of $3,000 per day. On September 30, 2021 we accrued $3,636,000 in interest.

A $3,980 short-term loan dated July 25, 2018 is unsecured and bears interest of $28.49 per day and was due in Aug 31, 2018.This note is currently in default. On September 30, 2021, we accrued $33,134 in interest.

A $5,000 short-term loan dated January 25, 2019 is unsecured and bears interest of $28.49 per day and was due February 25, 2019.This note is currently in default. On September 30, 2021, we accrued $34,964 in interest.

A $5,000 short-term loan dated February 28, 2019 is unsecured and bears interest of $28.49 per day and was due March 23, 2019.This note is currently in default. On September 30, 2021, we accrued $33,750 in interest.

A $10,000 short-term loan dated April 26, 2019 is unsecured and bears interest of 71.4257 per day. This note is currently in default. On September 30, 2021, we accrued $63,434 in interest.

A $15,000 convertible note dated May 9, 2019 is unsecured and bears interest of 12% per annum. The note was due May 5, 2020 unless converted to common stock. On Feb 4, 2021, the note and accrued $2,969 in interest were converted to restricted common stock. (note 6)

A $10,000 convertible note dated July 25, 2019 is unsecured and bears interest of 12% per annum. The note was due July 24, 2020 unless converted to common stock. On Feb 4, 2021, the note and accrued $1,726 in interest were converted to restricted common stock. (note 6)

A $5,000 short-term loan dated August 26, 2019 is unsecured and bears interest of 35.7143 per day. This note is currently in default. On September 30, 2021, we accrued $27,357 in interest.

A $4,995 short-term loan dated November 21, 2019 is unsecured and bears interest of 35.7143 per day August 26, 2019. This note is currently in default. On September 30, 2021, we accrued $24,250 in interest.

A $4,995 short-term loan dated December 20, 2019 is unsecured and bears interest of 35.7143 per day. On September 30, 2021, we accrued $23,214 in interest.

A $3,980 short-term loan dated March 20, 2020 is unsecured and bears interest of 28.57144 per day. On September 30, 2021, we accrued $15,971 in interest.

A $2,500 convertible note dated April 22, 2020 is unsecured and bears interest of 12% per annum. The note is due April 21, 2021 unless converted to common stock. On Feb 4, 2021, the note and accrued $208 in interest were converted to restricted common stock.  (note 6)

A $5,000 convertible note dated December 1, 2020 is unsecured and bears interest of 12% per annum. The note is due November 01, 2021 unless converted to common stock. On September 30, 2021, we had accrued $498.09 in interest.

A $15,000 convertible note date February 5th, 2021 is unsecured and bears interest of 12% per annum. The note is due February 3rd, 2022 unless converted to common stock. On February 8th, 2021, the note was converted (note 6).

A $5,000 convertible note dated June 4, 2021, is unsecured and bears interest of 12% per annum. The note is due June 3, 2022, unless converted to common stock. On September 30, 2021, we had accrued $194 in interest.

A $5,000 convertible note dated August 24, 2021, is unsecured and bears interest of 12% per annum. The note is due August 23, 2022, unless converted to common stock. On September 30, 2021, we had accrued $59 in interest.

TRANSACT ENERGY CORP.

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

(Unaudited - Prepared by Management)

September 30, 2021

A $5,000 convertible note dated August 24, 2021, is unsecured and bears interest of 12% per annum. The note is due August 23, 2022, unless converted to common stock. On September 30, 2021, we had accrued $59 in interest.

A $5,000 convertible note dated August 24, 2021, is unsecured and bears interest of 12% per annum. The note is due August 23, 2022, unless converted to common stock. On September 30, 2021, we had accrued $59 in interest.

NOTE 5 - NOTES PAYABLE - RELATED PARTIES

There are no notes payable to related parties on September 30, 2021.

NOTE 6 - CAPITAL STOCK

Preferred Stock - The Company has authorized 10,000,000 shares of preferred stock, $.001 par value, with such rights, preferences and designations and to be issued in such series as determined by the Board of Directors. No shares are issued and outstanding on September 30, 2021.

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

TRANSACT ENERGY CORP.

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

(Unaudited - Prepared by Management)

September 30, 2021

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

TRANSACT ENERGY CORP.

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

(Unaudited - Prepared by Management)

September 30, 2021

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

TRANSACT ENERGY CORP.

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

(Unaudited - Prepared by Management)

September 30, 2021

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

NOTE 8 - RELATED PARTY TRANSACTIONS

Management Compensation -   The Company has accrued executive compensation of $2,737,627 to the CEO and President of the Company from inception to the period ended September 30, 2021 (See Note 10).

The Company has accrued executive compensation of $229,866 to the Chief People Officer of the Company to the period ended December 31, 2020 (See Note 10).

TRANSACT ENERGY CORP.

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

(Unaudited - Prepared by Management)

September 30, 2021

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

NOTE 9 - LOSS PER SHARE

The following data shows the amounts used in computing loss per share for the periods presented:

	Three months ended September 30, 2021	Nine months ended September 30, 2021	Three months ended September 30, 2020	Nine months ended September 30, 2020

Loss available to common shareholders (numerator)	$(471,811)	$(941,082)	$(474,655)	$(1,571,819)
Weighted average number of common shares outstanding during the period used in loss per share (denominator)	61,502,051	61,502,051	60,143,102	60,143,102

Dilutive loss per share not presented; the Company had no common equivalent

Shares for periods presented that would affect computation of diluted loss per share.

NOTE 10 - COMMITMENTS AND CONTINGENCIES

Compensation agreement - The President and Chief Executive Officer agreement pays an annual base salary of $303,277, with a cash bonus annually based on 5% of EBITDA and a stock bonus formulated around the return on invested capital where the issued and outstanding stock of the Company times the rate of return divided by ten will equate to the stock issued.

Compensation agreement - The Senior Vice President of Technology agreement pays an annual base salary of $100,000 Starting June 2013, with a cash bonus annually based on 0.25% of EBITDA and a stock bonus formulated around the return on invested capital where the issued and outstanding stock of the Company times the rate of return divided by forty will equate to the stock issued. This contract was terminated effective April 1, 2016.

Consulting Agreement - On May 3, 2012, the company entered into an agreement whereby 3,015,000 free trading shares are to be issued in exchange for a $20,000 advance to the Company and the settlement of any and all obligations given to the parties of the agreement. These shares are intended to be sold to cover their costs including the advances and any balance of these shares not used in settlement would be used to raise capital and split evenly between the parties.

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

Loan Agreement - Pursuant to an Agreement on June 28th, 2012 that was extended to August 31, 2012 and then on Aug 30th, 2012 to November 15th, 2012 and was extended to May 15, 2014; where originally on May 11, 2012 the Company arranged for 3,005,000 free trading shares to be placed as additional security for a $100,000 loan as a

TRANSACT ENERGY CORP.

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

(Unaudited - Prepared by Management)

September 30, 2021

retainer for a financing of 100 million dollars. The Company had a Memorandum of Understanding to receive one third or 30 million dollars of this financing. The financing was not completed.

If these shares are used to repay the loan the Company will have to issue the shares used plus 10% additional shares to the contributing shareholders and expense whatever shares used as financing costs. The shares remain outstanding.

Share-purchase Agreement - On January 30, 2014 the Company entered a share-purchase agreement for shares in a proposed subsidiary that would own and operate a zero-emissions waste optimization plant (Z.E.W.O.P.TM) in Puebla, Mexico. The Purchaser advanced $300,000 of the proposed 30% of CAPEX to the Company. The Company formed the subsidiary in question Puebla ZEWOP 1. The Puebla ZEWOP 1 share purchase agreement was not updated, and the terms of the original agreement have not been fulfilled by the consortium resulting in the termination of the same. The Company has a receivable due from the subsidiary at March 31, 2016 of $96,755.

Consulting Agreement - On August 20th, 2014, the company entered into an Engineering Services Agreement to facilitate the design/build of the proprietary reactors for the Zero Emissions Waste Optimization Plant. The estimated cost of the contract is $450,000 over 12 months, out of pocket reimbursements, cost plus 10% on all material and outside labor and a stock bonus of 250,000 common shares upon completion of the scope of work. This agreement will be amended to reflect the new location of the plant.  All amounts under the agreement are current.

Subscription Agreement - Pursuant to an Agreement on September 27th, 2014 the company agreed to sell restricted securities of the Company in the form of common stock upon receipt of three tranches of capital equaling $1,200,000 each. The common stock was to be sold for $0.50 for the first tranche of 2,400,000 shares and was due in the week of September 28, 2014, $1.00 for the second tranche of 1,200,000 shares and was due in the week of March 1, 2015, $1.50 for the third tranche of 800,000 shares due on August 2nd, 2015. February 2015 the subscribers of $3.6 Million dollars of our common stock advised us they would be unable to fulfill their commitment under the restricted securities agreement. We have received the same in writing and agreed to a settlement with the parties involved where they purchase 526,316 common shares @ $0.19. To date $12,440 has been received of the agreed $100,000. Under the terms of the agreement the funds received up to December 2015 were treated as forfeited and the settlement agreement terminated.

Consulting Agreement - On June 1, 2017, the Company through its subsidiary Transact Energy Mexico S de R.L. de C. V. contracted with a private consultant to secure a binding Waste Management Agreement with the Municipality of Zapopan. The agreement pays $30 Million pesos (approximately $1.47 Million USD) as a success fee only. This group is responsible for helping us secure the September 13, 2017 waste supply agreement in Guadalajara. Once this plant is approved the fee is due.

Waste Supply and Disposal Agreement - On September 13, 2017 the Company through its subsidiary Puebla Z.E.W.O.P. 1, S.de R.L. de C.V. contracted with Hasars, S.A. de C.V. to purchase four-hundred and eighty-one thousand, eight hundred (481,800) metric tons (MT) per year at a cost of $180 Mexican Pesos per MT or approximately $2 Million USD per annum. The contract is for a ten-year period initially and conditional on us producing a certified operational ZEWOPTM.

Land Purchase Agreement - On October 25th, 2017 the Company through its subsidiary Puebla Z.E.W.O.P. 1, S.de R.L. de C.V. entered into a land purchase agreement for 18.42 hectares of industrial use land in El Salto, Jalisco, Mexico. In May 2019 we renewed negotiations through TransAct Energy Mexico for the lands revised at 19.57 hectares and a price of approximately $10,423,75. The deal is pending title insurance and the title preparation. The $90,000 deposit paid with stock may be reclaimed and settled with cash. On January 7th, 2021, the Company through its subsidiary TransAct Energy Mexico S. de R.L.  de C.V. modified the agreement to a Lease Purchase Agreement for the 19.57-hectare lands in El Salto, Jalisco, Mexico at 403,000 Mexican Pesos (Approx. $20,000) per month for up to 2 years with all payments contributing to the purchase starting March 1st, 2021.

TRANSACT ENERGY CORP.

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

(Unaudited - Prepared by Management)

September 30, 2021

Consulting Agreement - On November 27, 2017, the Company agreed to engage the services of Ericho Communications Ltd for a one-year term starting February 1, 2018. The company is obligated to a monthly fee of $20,000 USD during the term. The Company with Ericho agreed to postpone the agreement temporarily, currently the Company has accrued $60,000 in fees under this agreement to the end of December 31, 2018.

Consulting Agreement - On December 1, 2017, the Company contracted with a private consultant to secure a binding Waste Management Agreement within the State of Rio de Janeiro. The agreement pays $4,875,000 Reais (approximately $1.53 Million USD) as a success fee only.

Consulting Agreement - On February 1, 2018 the Company through its subsidiary Puebla Z.E.W.O.P. 1, S.de R.L. de C.V. contracted with an Engineering firm to review the El Salto lands described above. The agreement pays the equivalent of $5,000 dollars as a fee. The Company provided 1/3 as a deposit the balance is now due.

Compensation agreement - On April 1, 2018 the Company contracted for a Senior Vice President of Real Estate and Project Development. The Agreement pays an annual base salary of $185,000 with a COLI. Starting April 2018, with a performance bonus annually of up to 50% of their salary based on delivering ZEWOPTM projects undertaken on time, budget and of expected quality as per set formulas. The contract has now been settled and both parties released pending receipt of long term financing.

Accounting Engagement - On June 13, 2018, the Company engaged Piercy Bowler Taylor & Kern, certified public accountants of Las Vegas Nevada to prepare the 2012 through 2017 financial statements of the company for audit and subsequently refiling with the Securities and Exchange Commission. Further they are engaged to complete all outstanding tax returns to the US Internal Revenue Service and to act as our US accountants on an ongoing basis. The engagement requires an engagement fee of $5,000 before work starts.

Appraisal Engagement - On June 13th, 2018, the Company engaged on behalf of TransAct Mexico CBRE S.A. de C.V. to appraise the 18.42-hectare industrial site in El Salto, Mexico. The fee to receive the appraisal is outstanding at $8,500 USD.

Sale of ZEWOPtm Technology - On December 31, 2018, as part of its long-term global tax strategy Transact Energy Corp sold all rights to its Zero Emissions Waste Optimization Plant technology to its wholly owned subsidiary TransAct Energy Global Limited for the sum of $20 Million USD. The Company will receive an initial payment of $2 Million USD on or before April 11th, 2019, and then $6 Million each over the years 2019, 2020 and 2021. TransAct Energy Global Limited will be responsible for disseminating the technology globally. No payments to date.

Compensation agreement - On September 1, 2018 the Company contracted for a Chief People Officer. The Agreement pays an annual base salary of $275,838 (250K Euro) starting September 2019, with bonus provisions if performance expectations met. Suspended June.

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

NOTE 11 - SUBSEQUENT EVENTS

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

OUR BUSINESS

Our business is using sustainable energy in emissions-free processing of municipal solid waste into at least eighteen(18) globally traded commodities.

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

2020 had two focuses: We continued raising the predevelopment capital for El Salto, Mexico and new business development initiatives that could result in cash flow. Raising the pre-development capital for El Salto during COVID-19 Pandemic led to the loss of several funders, however, as companies adjusted it created new opportunities. We reduced our initial capital requirements by $10 Million through negotiating a lease/purchase agreement on the El Salto lands. Then after many single-family office contacts we negotiated the balance of the funds required. We have contracted for a $14 Million loan which was expected in April 2021with an office that owns an EPC Contractor and we have agreed to their preferred vendor status, provided they are competitive through the tender process. This company has struggled to deliver on its commitments to date. In terms of business development, we contracted with our reactor engineers to develop a retail business using our core reactor technology. The retail opportunity is now in the business planning stage.

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

Throughout the third quarter of 2021 we continued to manage four potential funding relationships, two of which have continued to mature through due diligence and negotiations. During this period, we also were able to raise some working capital and maintain relationships in Guadalajara, MX. We initiated feedstock (MSW) discussions in three states in the US northeast each is in its own process.

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

It is our intent during the eighteen-months that it should take to construct the first municipal scale ZEWOPtm; to debug any mechanical/operational issues of the design. After the first building is erected (approximately one-year in), we will secure the second site in Guadalajara and start its construction as soon as the first plant is certified operational. We will complete the assembly of the second ZEWOPtm to perfect the project management process, creating a cookie cutter approach to ZEWOPtm buildout.

The first two ZEWOPtm gives us the opportunity to recruit and train the project managers’ expertise to effectively work with our EPC contractors in the development of each new ZEWOPtm; with a focusing on streamlining the supply mesh of required materials and equipment.

During the estimated twenty-four to thirty months, it will take to get the first two ZEWOPtm underway, we intend on imbedding a team in Europe to secure feedstock and development sites for the next twenty ZEWOPtm. This approach will be continued around the globe, selecting major markets that are politically and economically ready to adopt our approach to sustainable manufacturing using solid waste. Upon receipt (in the last quarter of 2021) of the loan funds required for the predevelopment of the El Salto, ZEWOPtm; our pre-described timeline will start.

With a firm start date and location of the first ZEWOPtm TransAct Energy Mexico can proceed to finalize long-term offtake agreements. We will reengage Fichtner Consulting Engineers to prepare working drawings, that while being approved under permits and permissions will go to tender for a guaranteed procurement and construction contract

(EPC). We had selected a preferred vendor for this role, however, they still have to compete in the EPC tender process. When these steps are completed, we intend on finalizing the tentative financing commitments we have in place with two international investment banks and now potentially a single-family office.

TransAct intends on establishing the manufacturing of our proprietary reactors in Mexico within 6months of receiving the funds. We have already initiated discussions for a joint venture agreement with an ISO 9001 and ASME capable manufacturer. Our facility would supply the demand for both Mexico, South America, Central America, Canada and the USA.

ZEWOPtm can demonstrate to Mexico and the World a municipal scale solution to manufacturing using solid waste without emissions. Although we have been approached to build in other North American cities, we feel the market is best approached when the first ZEWOPtm is fully operational to garner government agency support. Once we break ground, we will make sure major municipalities throughout the US and Canada are aware of our process, so we get on their technology review lists. This will ensure a smoother entry into other North American markets,

Until the first revenues from operations come in, our corporate operations will continue to be funded by raising money through private placements or public offerings. We anticipate bringing on an expanded management team to oversee our operational growth throughout the upcoming year and plan to raise additional capital as required.

SUBSEQUENT EVENTS

None

RESULTS OF OPERATIONS

Results of Operations for Three Months Ending September 30, 2021, Compared to Three Months Ending September 30, 2020

We did not generate any material revenue from July 1, 2021, to September 30, 2021, as was the same for the three-month period in 2020. For the three months ended September 30, 2021, our general and administrative expenses were $79,405 compared to $78,825 for the same period in 2020. Expenses consisted primarily of compensation of $75,819. Compensation was $74,772 for the same period ending September 30, 2020.

Interest Expense for the three months ending September 30, 2021, was $395,461 compared to $395,830 for the same period in 2020. As a result, we have reported a net loss before taxes of ($474,866) for the Three Months ended September 30, 2021, compared to a loss of ($474,655) for the same period last year.

Results of Operations for the Nine Months Ended September 30, 2021, Compared to The Nine Months Ended September 30, 2020

We did not generate any revenue from January 1, 2021, to September 30, 2021, as was the same for the nine-month period in 2020. For the nine months ended September 30, 2021, our general and administrative expenses were $241,078 compared to $470,969 for the same period in 2020. The main expense was compensation, which was $229,890 for the period ending September 30, 2021 and $468,862 for the period ending September 30, 2020. Interest expense for the nine-month period ending September 30, 2021, was ($1,174,870) compared to ($1,175,135) for the same period ending September 30, 2020. As a result, we have reported a net loss of ($1,415,948) for the period ended September 30, 2021. Our total net loss from January 1, 2020, through September 30, 2020, was ($1,646,104).

Stock-Based Compensation Costs - There was $0 stock-based compensation recorded during the period ended September 30, 2021.

LIQUIDITY AND CAPITAL RESOURCES

As of September 30, 2021, our current assets are $410,405 made up of prepaid expenses of $294,763, receivables of $108,495 and $7,147 cash on hand. Our current liabilities consist of accounts payable in the amount of $344,473, accrued interest of $ 7,329,918 compensation payable of $ 3,327,895 and Notes payable, net of any discount of $381,110.

NEED FOR ADDITIONAL FINANCING

We estimate our upcoming operating expenses to increase substantially as we transcend from development stage to operating stage and maybe as much as $24,000,000.00 over the coming year. We do not have any commitments for capital expenditures however we do anticipate entering into commitments to secure acquisitions. We believe we will need additional funds to cover our expenses and acquisitions for the next twelve months. Our need for capital may change dramatically as we pursue our business plan during that period. At present, we have no material understandings, commitments or agreements with respect to the acquisition of any business venture or capital commitments. Further, we cannot assure that we will be successful in consummating business opportunities on favourable terms, or we will be able to profitably manage any business opportunities. Should we require additional capital, we may seek additional advances from officers, sell common stock or find other forms of debt financing.

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rules 13a-15(e) and 15d-15(e) promulgated under the Exchange Act. Based on this evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were effective at a reasonable assurance level as of September 30, 2021, the end of the period covered by this report.

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

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

Our Company is not a party to any bankruptcy, receivership or other legal proceeding currently.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

0 shares of Company securities were sold during the three months ended September 30, 2021.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None

ITEM 4. REMOVED AND RESERVED

None.

ITEM 5. OTHER INFORMATION.

Up to the period ended September 30, 2021, the Company worked diligently on its business and maintaining its reporting status with the SEC. However due to finances we are forced to file our Annual Report without auditors review the company is delinquent in required audited filings with the SEC as determined by the NASD. Because of filing unaudited statements and changes to the over-the-counter bulletin board (“OTCBB”) we were downgraded from the OTC Pinks to the OTC Experts on September 28, 2021. When we amend our filings to include audited statements for 2012, 2013, 2014, 2015, 2016, 2017, 2018, 2019 and 2020 we can reapply to the OTCBB for a OTCQB listing. We have started the process of engaging a US accounting firm to prepare all filings and financial statements for the auditors subject to funding.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8 K.

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

TRANSACT ENERGY CORP.

Date: October 7, 2021	By: /s/ Rod Bartlett
Rod Bartlett
President, Chief Executive Officer