Form 10-K
period 2021-12-31
TRANSACT ENERGY CORP
filed 2022-01-24
CIK 1383394

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2021

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  ☐ Yes  ☒ No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  ☐ Yes  ☒ No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  ☒ Yes  ☐ No

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).  ☐ Yes  ☒ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☒	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  ☐ Yes  ☒ No

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised ﬁnancial accounting standards provided pursuant to Section 13(a) of the Ex-change Act.  ☐

Indicate by check mark whether the registrant has ﬁled a report on and attestation to its management’s assessment of the eﬀectiveness of its internal control over ﬁnancial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting ﬁrm that prepared or issued its audit report.  ☐

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter. On June 30th, 2021, the aggregate market value of the voting stock of Transact Energy Corp. held by non-affiliates of the registrant was $2,588,049.

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date: As of December 31, 2021, we had issued and outstanding 61,630,907 shares common stock, $.001 par value.

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

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

The statements contained in this Annual Report on Form 10-K may not be historical facts and may be “forward-looking statements.” Such forward-looking statements can be identified by, among other things, the use of forward-looking terminology such as “believes,” “intends,” “plan” “expects,” “may,” “will,” “should,” or “anticipates” or the negative thereof or other variations thereon or comparable terminology, and similar expressions are intended to identify forward-looking statements. We remind readers that forward-looking statements are merely predictions and therefore inherently subject to uncertainties and other factors and involve known and unknown risks that could cause the actual results, performance, levels of activity, or our achievements, or industry results, to be materially different from any future results, performance, levels of activity, or our achievements, or industry results, expressed or implied by such forward-looking statements. Such forward-looking statements appear in Item 1 - “Business” and Item 7 - “Management's Discussion and Analysis of Financial Condition and Results of Operations,” as well as elsewhere in this Annual Report and include statements regarding the following: the expected development and potential benefits from our products to consumers, progress in our efforts to develop our facilities and our products and to achieve and maintain regulatory approvals, the potential market demand for our products, our expectations regarding our short- and long-term capital requirements, our outlook for the coming months and information with respect to any other plans and strategies for our business.

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

The Company's current corporate structure results from the issuance of founding shares equal to nine million four hundred thousand (9,400,000), an initial public offering (IPO) of one million one hundred and two thousand shares (1,102,000) at twenty-five cents ($0.25), the acquisition of a technology asset of two million six hundred thousand shares (2,600,000) and forty-eight million five hundred and twenty-eight thousand, nine-hundred and seven (48,528,907) shares for operations (including consulting, management and debt settlement).

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

Throughout 2010 we laid the groundwork for large power projects in South Europe, Asia and Africa, smaller projects for solar, waste to energy and hydrogen fuel cells specifically in India.  We worked to secure markets for geothermal, new solar photo-voltaic, waste to energy and hydrogen fuel cell generators.

Joint development agreement negotiations took place in December 2010 clearing the way for Transact to enter one major project in Southeast Asia in 2011.  The 2011 year was frustrated with the company’s inability to collect raised or earned funds into the company’s bank account. Thus projects, joint ventures and previous efforts were postponed or lost permanently. While we did maintain the company’s trading status, the year was taken up with collection efforts and supporting business relationships while in limbo. We did initiate discussions on new waste to energy technologies to leverage the work we had done previously in this sector.

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

2021 efforts were focused on planning, team building and completing our funding in anticipation of starting the predevelopment phase of the El Salto ZEWOPtm. In that process we clearly identified our purpose “To Help humanity restore its balance with nature” and our Mission “To utilize latent energies and human off casts to create resources that enhance the Economy, the Environment and Communities we operate in.”  All corporate activity undertaken will work towards our vision of “a world where all energy and resources used to sustain humanity, have no impact on the biosphere.”  To that end we spent time examining our future risk and resilience strategies, examining our supply-mesh, and creating a detailed plan for the first ninety-days after launch. We continued to continued to manage four potential funding relationships, two of which have continued to mature through due diligence and negotiations. During this period, we also were able to raise some working capital and maintain relationships in Guadalajara, MX. We initiated feedstock (MSW) discussions in three states in the US northeast each is in its own process.

Business Strategy

TransAct Energy Corp. has elected to focus entirely on the global development and dissemination of its ZEWOPtm. The ZEWOPtm makes ecological, economic, cultural, and social sense. Becoming an engine that supports the circular economy in any community it enters, sustainably; Municipalities can now be paid instead of paying to manage their MSW. In the process, TransAct can incorporate many of the energy technologies it has worked on including, geothermal and solar.

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

During the estimated twenty-four to 30 months it will take to get the first two ZEWOPtm underway, we intend on imbedding a team in Europe to secure feedstock and development sites for the next twenty ZEWOPtm. This approach will be continued around the globe, selecting major markets that are politically and economically ready to adopt our approach to sustainable manufacturing using solid waste. Upon receipt (in the first quarter of 2022) of the loan funds required for the predevelopment of the El Salto, ZEWOPtm; our pre-described timeline will start.

With a firm start date and location of the first ZEWOPtm TransAct Energy Mexico can proceed to finalize long-term offtake agreements. We will reengage Fichtner Consulting Engineers to prepare working drawings, that while being approved under permits and permissions will go to tender for a guaranteed procurement and construction contract (EPC). When these steps are completed, we intend on finalizing the tentative financing commitments we have in place with international investment banks.

TransAct intends on establishing the manufacturing of our proprietary reactors in Mexico in 2022. We have already initiated discussions for a joint venture agreement with an ISO 9001 and ASME capable manufacturer.  Our facility would supply the demand for both Mexico, South America, Central America, Canada, and the USA.

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

We have had discussions and early contract negotiations with entities in Brazil, Canada, Europe, Mexico, and USA. Europe is the most advanced market with legislation in place that targets zero-landfills and zero-emissions within a few short years. The current ZEWOPtm design for mass production has a plant size processing capacity of approximately 1320 tonnes per day of raw municipal solid waste (based on 2 Kgs per day per person, approximately 660,000 people in North America slightly less in Europe).

Our target service customers are corporations or municipalities with municipal solid waste, plastic, tires, or medical waste as these are the most profitable waste streams. However, we can process any carbon-based waste stream including sewage and agricultural.

Our target ZEWOPtm product customers include airlines, shipping companies, bus companies, trucking companies or fuel retailers requiring direct blend green fuels to meet legislated targets. The EU 20/20 legislation started on January 1st of 2015, requires a 20% green fuel blend by 2020. This has created customers needing a green fuel that can blend with existing refined fuels. Since 2015, all airplanes or ships landing in the EU require 15% of their fuel to be green. We anticipate these sectors will adopt our fuels in this capacity upon EU certification. Our customers also include friction product manufacturers (brake pads, clutch plates, sanding disks) and wood product manufacturers (plywood, particle board, OSB etc.) that utilize phenol resins in their manufacturing process. We are targeting manufacturers of biodegradable plastics and pharmaceuticals for our Levoglucosan and tire/rubber manufacturers, lithographers and printers for our high-quality carbon black. Waxes for the cosmetic industry, paraffin waxes for a variety of other uses including candles, along with high grade lubricating oils are ZEWOPtm products. We produce fertilizers for the agricultural industry, a brick mix for the construction industry, a variety of reclaimed metals, and purified (distilled) water. Acetic acid and furfural are manufactured for industrial chemical manufacturers. We have a diverse mix of products and potential customers.

Employees

As of December 31, 2021, the Company has a combined CEO/CFO.  The Company has identified persons for many of its required portfolios and intends to finalize employee agreements in March 2022. The focus will be on growing the human resource, development, accounting, supply chain, and sales teams first and then filling out the rest as we progress towards operations.

Our global offices covering human resources, accounting, research, and development will be based in Dublin, Ireland and will be staffed accordingly starting in the first quarter of 2022.

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

Seasonality of Business

Waste from human activities is generated 365 days a year with slight seasonal variations occurring in MSW. Our facilities are designed to run every day of the year. The products we produce are in demand globally and used year-round.

Industry Practices/Needs for Working Capital

The Company is heavily involved in development operations; therefore, high levels of working capital will be committed directly or indirectly to the construction efforts. After a ZEWOPtm becomes commercially operational, the needs of working capital are expected to be low. The Company is expecting to be significantly involved in development activities for the next 20 years.

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

The market for our products is vast.  However, the number of entities that can physically, logistically, and economically purchase large quantities of the commodity in our area of operations are limited. The Company’s primary revenues are projected to originate from carbon black (21%+) and phenol resin (38%+) sales. Currently, the Company has interest from three multi-national corporations for these and other ZEWOPtm products. Mitigating risk factors with customers will focus on their creditworthiness, a guaranteed long-term contract with no out, unless we do not perform. We can also build up a multitude of small order customers over time.

Competitive Conditions

The interest in both sustainable energy, manufacturing, and the waste to value sector have continued to grow as have the amounts of garbage.  Every government on the planet is faced with growing amounts of solid waste and the mandate to use it as a resource rather than bury or burn it.  The demand for sustainable energy continues to increase almost everywhere on the planet at the same time. Climate changes affect the demand for heating and cooling and the lack of rain in certain areas impacts on the ability to produce hydroelectricity. Political instability or the threat there of, in oil producing regions sends countries that have petroleum-based economies scrambling for alternatives. Economic instability impacts on many countries abilities to import energy; causing them to look within their own borders for energy that provides autonomy.  The pressure is on all nations to look at and change the environmental impact of their solid waste.

Each product we produce is made by reprocessing solid waste, resulting in “green” and cheaper products. Our production process has no emissions or environmental impact compared to competitive products that come from crude oil and natural gas. Because our raw material is garbage, we are not subjected to market fluctuations and can consistently maintain our cost of goods compared to our competitors. The finished products are produced at much lower costs than our competitors giving us a natural advantage going forward.

Any technology that can produce clean energy from waste in a cost-effective manner has a competitive advantage in the complex matrix of sustainable energy production.  To date, there have been no emission free and cost-effective value from waste technologies to handle the ever-growing waste on our planet. Governments have settled for incineration with scrubbers that remove the pollutants to established levels. The new emission targets being established for waste going forward, limits the competition.

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

Governmental Regulation

Although we intend to comply with all applicable laws and regulations, we cannot assure you that we comply or that we will be able to comply with all future laws and regulations. Additional national or regional legislation, or changes in regulatory implementation, may limit our activities in the future or significantly increase the cost of regulatory compliance. If we fail to comply with applicable laws and regulations, criminal sanctions, or civil remedies, including fines, injunctions, or seizures, could be imposed on us. This could have a material adverse effect on our operations.

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

Permits, leases, licenses, and approvals are required from a variety of regulatory authorities at various stages of development and operation of industrial projects. There can be no assurance that the various government permits, leases, licenses, and approvals sought will be granted in respect of our activities or, if granted, will not be cancelled or will be renewed upon expiry. There is no assurance that such permits, leases, licenses, and approvals will not contain terms and provisions which may adversely affect our development and operating activities.

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

The development activities and operating programs on our proposed and future projects are or will be subject to extensive laws and regulations governing, development, production, imports, taxes, labor standards, occupational health, waste disposal, protection and remediation of the environment, protection of endangered and protected species, plant safety, toxic substances, and other matters. Power development and operations are also subject to risks and liabilities associated with pollution of the environment and disposal of waste products. Compliance with these laws and regulations will impose substantial costs on us and will subject us to significant potential liabilities.

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

Environmental Credits

As a future “green” product producer, environmental-related credits, such as renewable energy credits or carbon credits, may become available for sale to power companies (to allow them to meet their “green” power requirements) or to businesses which produce carbon-based pollution. If available, these credits will belong exclusively to us or our joint venture and may provide an additional source of revenue.

Item 1A. Risk Factors.

General Business Risks

We are a new business with limited operating history and making an investment in TransAct is risky. If we are unable to successfully identify and secure waste optimization projects, then we will not be successful as a business. It will be difficult for you to evaluate an investment in our stock since our operating history is limited to developing our business plan, and bidding on multiple waste-optimization projects globally. As a young Company, we are especially vulnerable to any problems, delays, expenses, and difficulties we may encounter while implementing our business plan. We have not proven the essential elements of profitable operations, and you will bear the risk of complete loss of your investment if we are not successful.

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

We have a need for substantial additional financing and will have to significantly delay, curtail or cease operations if we are unable to secure such financing. The Company requires substantial additional financing to fund the cost of acquiring and developing ZEWOPtm. The Company also requires funds for other operating activities, and to finance the growth of our business, including the construction and commissioning of ZEWOPtm. We may not be able to obtain the needed funds on terms acceptable to us or at all. Further, if additional funds are raised by issuing equity securities, significant dilution to our current shareholders may occur and new investors may get rights that are preferential to current shareholders. Alternatively, we may have to bring in joint venture partners to fund further development work, which would result in reducing our interests in the projects.

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

It is very costly to place ZEWOPtm into commercial production. Before the sale of any products can occur, it will be necessary to construct a ZEWOPtm, a delivery system, and considerable administrative costs would be incurred. To fund expenditures of this magnitude, we may have to find a joint venture participant with substantial financial resources. There can be no assurance that a participant can be found and, if found, it would result in us having to substantially reduce our interest in the project.

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

If we incur material debt to fund our business, we could face significant risks associated with such debt levels. We will need to procure significant additional financing to construct, commission and operate our plants to generate and sell products. If this financing includes the issuance of material amounts of debt, this will expose the Company to risks including, among others, the following:

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

We may not be able to successfully integrate companies that we may acquire in the future, which could materially and adversely affect our business, financial condition, future results and cash flow. Our strategy is to continue to expand in the future, including through acquisitions. Integrating acquisitions is often costly, and we may not be able to successfully integrate our acquired companies with our existing operations without substantial costs, delays or other adverse operational or financial consequences. Integrating our acquired companies involves several risks that could materially and adversely affect our business, including:

•failure of the acquired companies to achieve the results we expect;

•inability to retain key personnel of the acquired companies;

•risks associated with unanticipated events or liabilities; and

•the difficulty of establishing and maintaining uniform standards, controls, procedures, and policies, including accounting controls and procedures.

If any of our acquired companies suffer performance problems, the same could adversely affect the reputation of our group of companies and could materially and adversely affect our business, financial condition, future results, and cash flow.

The success of our business relies on retaining our key personnel. We are dependent upon the services of our President and Chief Executive Officer, Roderick C. Bartlett, our Chief Financial Officer, Rod Bartlett, our Director and future COO Joe F. Dickson our Director and future CPO, Christina Kenny, our Director and Finance person Karie Elsasser, our Director and CMO, Tina Vanderheyden, our CR&RO, Doug Scott. The loss of any of their services could have a material adverse effect upon us. As of the date of this report, the Company has negotiated compensation agreements with some of these persons but does not hold key-man insurance on any of them.

The impact of governmental regulation could adversely affect our business by increasing costs for financing or development of energy plants. Our business is subject to certain jurisdictional laws and regulations, including laws and regulations on taxation, the exploration for and development, production and distribution of petroleum products, and environmental and safety matters.

Environmental assessments of proposed projects carry a heightened degree of responsibility for companies and directors, officers, and employees. The cost of compliance with changes in governmental regulations has a potential to reduce the profitability of operations.

Because of these jurisdictional regulations, we could incur liability to governments or third parties for any unlawful discharge of pollutants into the air, soil, or water, including responsibility for remediation costs. We could potentially discharge such materials into the environment via:

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

Industry competition may impede our growth and ability to enter into energy purchase agreements on terms favorable to us, or at all, which would negatively impact our revenue. The manufacturing industry is highly competitive, petroleum product industry is highly volatile, and we may not be able to compete successfully or grow our business. We compete in areas of pricing, access, and markets. The industry in many jurisdictions is complex as it is composed of public service districts, cooperatives, and investor-owned waste to energy companies. Many of the participants produce and distribute electricity and fuels. Their willingness to purchase petroleum or fuel from an independent producer may be based on several factors and not solely on pricing and surety of supply. If we cannot enter into offtake agreements on terms favorable to us, or at all, it would negatively impact our revenue and our decisions regarding development of additional plants.

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

There are some risks for which we do not or cannot carry insurance. Because our current operations are limited in scope, the Company carries property and public liability insurance coverage as needed but does not currently insure against any other risks.

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

Risks Relating To the Market for Our Securities

A significant number of shares of our common stock are eligible for public resale. If a significant number of shares are resold on the public market, the share price could be reduced and could adversely affect our ability to raise needed capital. The market price for our common stock could decrease significantly and our ability to raise capital through the issuance of additional equity could be adversely affected by the availability and resale of many shares in a short period of time. If we cannot raise additional capital on terms favorable to us, or at all, it may delay our exploration or development of existing properties or limit our ability to acquire new properties, which would be detrimental to our business.

Because the public market for shares of our common stock is limited, investors may be unable to resell their shares of common stock. There is currently only a limited public market for our common stock on the OTCBB in the United States, and investors may be unable to resell their shares of common stock. The development of an active public trading market depends upon the existence of willing buyers and sellers that can sell their shares and market makers that are willing to make a market in the shares. Under these circumstances, the market bid and ask prices for the shares may be significantly influenced by the decisions of the market makers to buy or sell the shares for their own account, which may be critical for the establishment and maintenance of a liquid public market in our common stock. We cannot give you any assurance that an active public trading market for the shares will develop or be sustained.

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

We do not intend to pay any cash dividends in the foreseeable future. We intend to reinvest any earnings in the development of our projects. Payments of future dividends, if any, will be at the discretion of our board of directors after considering various factors, including our business, operating results and financial condition, current and anticipated cash.

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

Many broker-dealers will not affect transactions in penny stocks, except on an unsolicited basis, to avoid compliance with the penny stock trading rules. In the event our common stock becomes subject to the penny stock trading rules,

•such rules may materially limit or restrict the ability to resell our common stock, and

•the liquidity typically associated with other publicly traded equity securities may not exist.

Because of the significant restrictions on trading penny stocks, a public market may never emerge for our securities. If this happens, you may never be able to publicly sell your shares.

Item 2. Properties.

Our principal mailing address is 1225 E Sunset Dr, STE 145 - 367 Bellingham, WA 98226 United States.  Our telephone number is 210-888-0785.

Item 3. Legal Proceedings.

Our Company is not a party to any bankruptcy, receivership, or other legal proceeding.

Item 4. Submission of Matters to a Vote of Security Holders.

None.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities.

The Company first traded on February 24, 2010, on the Over-The-Counter Bulletin Board (the “OTCBB”) under the trading symbol “TEGY”. On September 28, 2021, in compliance with amendments to SEC 15-c211 the Company was limited to an “Expert Market” status, blocking retail trading. Future trading prices of our common shares will depend on many factors, including, among others, our operating results, and the market for similar securities.

As of December 31st, 2021, there are 93 active shareholders of record holding 48,456,532 restricted shares of the Company’s common stock and 13,174,375 unrestricted shares eligible for trading of which 9,553,143 are considered active shares. The total issued and outstanding is 61,630,907 shares of common stock. The holders of common stock are entitled to one vote for each share held of record on all matters submitted to a vote of stockholders. Holders of the common stock have no pre-emptive rights and no right to convert their common stock into any other securities. There are no redemption or sinking fund provisions applicable to the common stock.

We have not paid, nor declared, any dividends since our inception and do not intend to declare any such dividends in the foreseeable future. Our ability to pay dividends is subject to limitations imposed by Nevada law. Under Nevada law, dividends may be paid to the extent that a corporation’s assets exceed its liabilities, and it is able to pay its debts as they become due in the usual course of business.

Item 6. Selected Financial Data.

Not Applicable.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The root of our business is manufacturing, turning solid waste into an above ground asset, in other words all that wood, oil, aluminium, copper, iron, cotton and other materials harvested from the planet that we use in consumer items and then throw away when we are done with it can be put back into the economy using automation, robotics, AI, IoT combined with sophisticated hardware, chemical and mechanical knowhow. Our business will do this utilizing advanced sources of sustainable energy, so each plant is autonomous and becomes completely emissions free exemplifying sustainable industry. This is a big undertaking for a start up which is what we are even after existing for fifteen years. Our management discussion and analysis will reflect the capital struggle we have had to get to the point we are now.

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

Over the last few years, we have been able to secure the components required to bring to fruition the important first ZEWOPtm, the feedstock (1320 metric tons per day of MSW under a long-term contract), a suitable site (industrial land at least 7 hectares in size, with applicable zoning and no ground contamination), pre-sales of our products (getting commitments out of credible end users) and financing commitments for the complete project. What we have not been able to do yet is get the pre-development capital approximately $20 Million required to satisfy the long-term money, that requires we have a guaranteed EPC contract and the offtake agreements in place. This requires we secure the land, obtain working drawings for tendering the EPC contract, award the EPC and then based on that timeline finalize the offtakes. To obtain the $20 Million, we must constantly find and communicate with potential sources of this money (private funds, hedge funds, venture funds, institutions).

To fund our development stage process, we have raised our operating capital through short-term loans and convertible notes as previously discussed and we will have to continue this practice until we raise the next $20 Million. Over the 15 years we have existed we have accumulated a $14.8 Million deficit; almost half of this can be accounted for in $7.7 Million of interest on less than $400K in what were supposed to be short term loans. The interest associated with these loans was negotiated based on a quick repayment that did not occur. We continue to accrue the interest on its original terms until we can negotiate/repay the same. A large portion of the balance of the deficit can be attributed to compensation whether consultants or employees and will escalate from this point forward as we must enlarge the team as we get closer to completing the predevelopment capital raise. Up to this point we have $3.5 Million in compensation outstanding. Of the deficit $3.4 Million has been raised through the company’s common stock over the past eleven years the balance sits as outstanding liabilities primarily the interest and compensation accrual.

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

Plan of Operation

For the 2022 year the Company’s focus is to:

1.)Secure working capital under contract. Where upon receipt in we intend to maintain our accounts payable as current, fund day to day corporate costs through to cash-flow, establish our Global Human Resource, Accounting, Research and Development Center in Ireland, including establishing our corporate management team to facilitate items 3) a. through 3) g which meets the requirements for the balance of our tentative funding commitments.

2.)Complete the development of the ZEWOPtm in El Salto (Guadalajara), Mexico as follows.

a.Complete lease/purchase of lands.

b.Secure C-suite executives and Mexico support team.

c.Meet all corporate compliance.

d.Finalize Product Off-take Agreements.

e.Complete working drawings for El Salto ZEWOPtm.

f.Secure all required permits and permissions.

g.Complete EPC contracts and supplier agreements.

h.Site development, construction, and assembly of plant.

3.)Finalize second Mexico ZEWOPtm contracts to launch development in 2023.

4.)Continue with European market entrance towards end of 2023.

Results of Operations.

Period from January 1, 2021, to December 31, 2021

We generated no revenue from January 1, 2021, to December 31, 2021. For the year ended December 31, 2021, our general administrative expenses were $ 384,755. Currently our general administrative expenses consist primarily of compensation (97%).  During 2021 we recorded interest expense of $ 1,570,638 primarily because of notes payable. Thus, we have reported a net loss of $1,955,393 for the period ended December 31, 2021. Our total net loss from inception on March 15, 2006, through December 31, 2021, was $14,809,269.

Stock-Based Compensation Costs

Stock-based compensation represents 0% of the Company’s operating expenses for the fiscal year ended December 31, 2021.  The stocks are a part of our annual executive compensation plan, and are issued to obtain, retain and motivate our directors, executives and employees.

Liquidity and Capital Resources

On December 31, 2021, we had total assets of $550,463. Our Current assets are $408,152. Current liabilities on December 31, 2021, totaled $11,920,586 they consisted of accounts payable in the amount of $339,011, accrued interest of $7,725,686, compensation payable in the amount of $3,462,781, notes payable net in the amount of $393,110.

We filed a registration statement on Form S-1 with the Securities and Exchange Commission to register up to 2,000,000 shares of common stock for sale at a price of $.25 per share for a total of up to $500,000. The registration statement was declared effective on December 12, 2008. We exceeded the minimum of our offering of $250,000 on or before August 31, 2009, and subsequently closed the offering. We issued a total of 1,102,000 shares under our offering of $0.25 per share to raise a total of $274,398. The funds were used as per the prospectus to cover the offering costs and to secure additional business for our operations.

The Company has relied on short term notes (12 months or less) with a conversion to common stock provision and offshore restricted stock sales to fund its corporate activities over the past year. This has resulted in more shareholders which creates the potential for greater liquidity going forward however it also provides greater dilution of individual holdings.

The Company has limited capability without significant assets or earnings to raise debt. The development of ZEWOPtm the core business of the Company will rely on debt markets. To attract this capital, the Company will have to secure long term waste supply contracts and long-term product sales contracts both from high credit worthy entities. The Company must agree to encumber the assets associated with each ZEWOPtm and all net revenue until the debt is retired. This arrangement will restrict the Company’s ability to pay dividends to its shareholders.

Potential Acquisitions

We anticipate acquiring a 19-hectare industrial site in the Greater Guadalajara, Mexico area this year.   Going forward we may be required to acquire existing waste supply agreements to operate in some cities. We may also elect to acquire some of the technologies we intend on using to further protect the intellectual property of our ZEWOPtm.

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

Contractual Obligations

We have or will have material commitments for the next twelve months that include supporting professionals (including engineers, accountants, lawyers, and auditors) and the management compensation agreements. We will require additional capital to meet our liquidity needs. As a result, our independent directors have expressed substantial doubt about our ability to continue as a going concern. In the past, we have relied on capital contributions from shareholders to supplement operating capital when necessary. We anticipate that we will receive sufficient contributions from shareholders to continue operations for at least the next twelve months. However, there are no agreements or understandings to this effect. We may sell common stock, take loans from officers, directors or shareholders, or enter into debt financing agreements.

Need for Additional Financing

We estimate our upcoming operating expenses to increase substantially as we transcend from development stage to operating stage and maybe as much as $24,000,000.00 this year. We do not have any commitments for capital expenditures however we do anticipate entering commitments to secure acquisitions. We believe we will need additional funds to cover our expenses and acquisitions for the next twelve months. Our need for capital may change dramatically as we pursue our business plan during that period. At present, we have no material understandings, commitments, or agreements with respect to the acquisition of any business venture or capital commitments. Further, we cannot assure that we will be successful in consummating business opportunities on favourable terms, or we will be able to profitably manage any business opportunities. Should we require additional capital, we may seek additional advances from officers, sell common stock or find other forms of debt financing.

Off Balance Sheet Arrangements

As of December 31, 2021, the Company had no off-balance sheet arrangements.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

Not Applicable.

Item 8. Financial Statements and Supplementary Data.

See Financial Statements following the signature page of this report.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

None engaged.

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rules 13a-15(e) and 15d-15(e) promulgated under the Exchange Act and based on the criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were effective at a reasonable assurance level as of December 31, 2021, the end of the period covered by this Report. However, anticipating greater levels of business activity in the near term we expect that we will require a financial controller in order to maintain our disclosure controls and procedures. Steps will be taken to bring on this person in a timely manner.

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

Our management, with the participation of the President, evaluated the effectiveness of the Company’s internal control over financial reporting as of December 31, 2021. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control - Integrated Framework. Based on this evaluation, our management, with the participation of the President, concluded that, as of December 31, 2021, our internal control over financial reporting was effective.

This annual report does not include an attestation report of any registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by any registered public accounting firm in non-compliance with rules of the Securities and Exchange Commission that require the Company to provide an audited report in this annual report.

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

Item 9B. Other Information.

There are no further disclosures. All information that was required to be disclosed in 2021 has been disclosed but not audited.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Identification of Directors, Executive Officers and Significant Employees

The following sets forth certain information concerning the current directors, executive officers, and significant employees of our company. Each director has been elected to serve until our next annual meeting of stockholders and until his successor has been elected and qualified. Each executive officer serves at the discretion of the board of directors of our Company, and each has been elected for a 1 year term.

NAME	AGE	POSITION
Roderick C. Bartlett (1)	65	CEO acting CFO and Director Corporate Secretary
Joseph F. Dickson (1) (2)	66	Director
Karie Elsasser (2)	51	Director
Christina Kenny (1)	45	Director
Tina Vanderheyden (2)	70	Director

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

Rod Bartlett. President, CEO and Director has over 40 years of experience in business development. Rod was a founding shareholder of TransAct Energy Corp. and has been instrumental in bringing it through the regulatory and business development process. Rod is heavily involved in the negotiations related to securing future business for the company. During the last twenty years, Rod has been active in the public markets. ActionView International (advertising), Quest Oil (oil & gas), and S2C Global Systems (water distribution) are a few of the companies that he has been instrumental in developing and taking them to the next level.

Joseph F. Dickson. Director: Joseph Dickson is currently the CEO of Ducted Wind. Previously he was the Chief Operating Officer of Innovation Fuels, Inc. out of Syracuse, NY leading the company’s bio-diesel plant operation and project development efforts from Sept. 2007 until Dec. 2009. Mr. Dickson was the Director of Entrepreneurship at Syracuse University, Syracuse, NY from Feb. 2006 to Sept. 2007, the COO, Integrated Defense Systems, Inc., Glen Rock, PA from June 2005 to Jan. 2006 and the COO, Drug Risk Solutions, LLC a drug discovery company from June 2000 to June 2005. Mr. Dickson has 40 years of business experience in new ventures, business plan execution, organizational management, and operations. He has a background in high tech product design and development, manufacturing, and sales and marketing to commercial and military markets gained while working at GE and other high tech companies. He started and successfully financed two companies in the microelectronics and information technology industries. He has an undergraduate degree in chemistry and an MBA.

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

Tina VanderHeyden. Director: Tina VanderHeyden is a senior level executive with 35 years diverse funding and business development experience in both the public and private sectors.  For the green technology sector, she recently completed funding and co-managed the installation of a major geothermal system and HVAC overhaul for a “Heritage” estate. In addition to her long-term fundraising work in the education and cultural sectors, she spent several years leading research and funding for bio-tech and new technology start-ups including new business development for the Bedminster BioEnergy Technology; which uses recovered high quality Biomass to provide renewable energy.

Significant Employees Who Are Not Executive Officers

None

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

Audit Committee Financial Expert

Our board of directors currently acts as our informal audit committee. Because we have not commenced significant operations to date, our Board of Directors is still in the process of finding an “audit committee financial expert” (as defined in Regulation S-K) and directors that are “independent” (as that term is used in Section 10A of the Securities Exchange Act).

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

Code of Ethics. We have recently adopted a Code of Ethics and Business Conduct authorizing the establishment of a committee to ensure that our disclosure controls and procedures remain effective. Our Code also defines the standard of conduct expected by our officers, directors and employees.

Item 11. Executive Compensation.

We have a formal compensation agreement with our Chief Executive Officer. We do not currently have a compensation agreement with our BOD and our Advisory Board members, although we intend to do so in the future. All Officers, Directors and Advisory Board members are reimbursed for their expenses related to Company service. Our active officers will receive compensation for the year ended December 31, 2021. The Directors were accrued $ $8,230 for the full 2021 year. The directors of each subsidiary were accrued $ $4,395 for active and $ $2,197 for inactive companies for the full 2021 year prorated where applicable.

SUMMARY COMPENSATION TABLE

		Annual Compensation			Long Term Compensation
					Awards		Payouts
Name and Principal Position	Year Ended	Salary ($)	Bonus ($)	Other Annual Compensation ($)	Restricted Stock Awards ($)	Securities Underlying Options/ SARs (#)	LTIP Payouts ($)	All Other Compensation ($)
Roderick Bartlett, CEO, CFO President and Director Director TransAct Energy Global/TransAct Energy Mexico, Puebla ZEWOP1, TransAct Energy UK Ltd	2021	303,277	0	23,611	0	0	0	0

Janice Bartlett, Director TransAct Energy Global Limited, TransAct Energy UK Ltd	2021	0	0	8,789	0	0	0	0

Joe Dickson Director	2021	0	0	8,230	0	0	0	0

Karie Elsasser, Director	2021	0	0	8,230	0	0	0	0

Christina Kenny, Chief People Officer, Director	2021	0	0	10.428	0	0	0	0

Tina Vanderheyden, Director	2020	0	0	8,230	0	0	0	0

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth as of December 31, 2021, the name and shareholdings of each person known to us that either directly or beneficially holds more than 5% of our 61,630,907 issued and outstanding shares of common stock, $.001 par value. The table also lists the name and shareholdings of each director and of all officers and directors as a group. Except as otherwise indicated, the persons named in the table have sole voting and dispositive power with respect to all shares beneficially owned, subject to community property laws where applicable.

Name & Address	Title of Class	Number of Shares Beneficially Owned	% of Class
Roderick Bartlett (1) Burnaby, BC	Common	21,854,694	35.46%
Janice Bartlett (2) London, England	Common	275,990	0.45%
Jenny Chen Taipei, Taiwan	Common	3,373,331	5.47%
Joe F Dickson (1) New Woodstock, NY	Common	1,201,092	1.95%
Karie Elsasser (1) Twisp, Wa , USA	Common	62,559	0.10%
Bruce Hutchon Murryfield UK	Common	3,617,254	5.87%
Christina Kenny Dublin, IR	Common	57,568	0.09%
Tina Vanderheyden Toronto, ON, Can	Common	727,130	1.18%
All directors and executive officers as a group: (6 persons)	Common	24,179,033	39.23%

(1)Officer and/or director.

(2)Director of subsidiary

Item 13. Certain Relationships and Related Transactions, and Director Independence.

We have received funds from our officers and directors to fund the Company’s activities. Currently, we owe Mr Rod Bartlett $2145 for operating expenses. The Company lent Aqua Terra Power a company wholly owned by one of our previous shareholders, $263,520. Terra Energy, a company owned by one of our previous shareholders lent us $27,500.

Except for the foregoing, we have not been a party to any transaction, proposed transaction or series of transactions in which the amount involved exceeded the lesser of $120,000 or one percent of the average of the Company's total assets at yearend for the last two completed fiscal years, and in which, to our knowledge, any of our directors, officers, five percent beneficial security holders or any member of the immediate family of the foregoing persons has had or will have a direct or indirect material interest.

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

Item 14. Principal Accounting Fees and Services.

The fees for services billed by auditors to the Company in the last two fiscal years were as follows:

	Twelve months ended on December 31,
	2021	2020
Audit Fees	$0	$0
Audit-Related Fees	$0	$0
Tax Fees	$0	$0
All Other Fees	$0	$0
Total Fees	$0	$0

Audit Fees. There were no fees charged in 2021 as no audit of our financial statements for our annual report on Form 10-K and the review of our quarterly financial statements for our quarterly reports on Form 10-Q that are customary under auditing standards generally accepted in the United States took place. There were no fees charged in 2020 as no professional services were rendered in connection with the audit of our financial statements for our annual report on Form 10-K nor did they do a review of our quarterly financial statements for our quarterly reports on Form 10-Q that are customary under auditing standards generally accepted in the United States.

Audit Committee Pre-Approval Policies and Procedures

The Company does not have an audit committee and is in search of qualified candidates to form such committee. As a result, the Company does not have any pre-approval policies or procedures for audit or non-audit services.

PART IV

Item 15. Exhibits, Financial Statement Schedules.

(a) Index to Financial Statements and Financial Statement Schedules

The following un-audited financial statements are included on the pages indicated:

F-1	Balance Sheets as of December 31, 2021, and 2020
F-2	Statements of Operations for the years ended December 31, 2021, and 2020
F-3	Statements of Stockholders' Equity (Deficit) for the years ended December 31, 2021, and 2020
F-4	Statements of Cash Flows for the years ended December 31, 2021 and 2020
F-5	Notes to Financial Statements

(b) Exhibits

Exhibit Number	Title	Location
3(i)	Articles of Incorporation	*
3(ii)	Bylaws	*
31.1	Certification of the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Attached
31.2	Certification of the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Attached
32.1	Certification of the Principal Executive Officer pursuant to U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 **	Attached
32.2	Certification of the Principal Financial Officer pursuant to U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 **	Attached

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

TRANSACT ENERGY CORP.

By: /s/ Roderick C. Bartlett	Chief Executive Officer, Corporate Secretary	January 24, 2022
Roderick C. Bartlett

By /s/ Roderick Bartlett	Chief Financial Officer,	January 24, 2022
Roderick Bartlett

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By: /s/ Roderick C. Bartlett	Director	January 24, 2022
Roderick C. Bartlett

By: /s/ Joe F Dickson	Director	January 24, 2022
Joe F. Dickson

By /s/ Karie Elsasser	Director	January 24, 2022
Karie Elsasser

By: /s/ Christina Kenny	Director	January 24, 2022
Christina Kenny

By: /s/ Tina Vanderheyden
Tina Vanderheyden	Director	January 24, 2022

TRANSACT ENERGY CORP.

[A Development Stage Company]

FINANCIAL STATEMENTS

December 31, 2021

______________

(Unaudited - Prepared by Management)

TRANSACT ENERGY CORP.

(A Development Stage Company)

__________________________

INTERIM BALANCE SHEET

(Unaudited - Prepared by Management)

	December 31, 2020	December 31, 2021
ASSETS
Current
Cash	$1,223	$4,894
Receivable	106,370	108,495
Prepaid Expenses	294,763	294,763
Total Current Assets	402,356	408,152

Capital
Furniture & Equipment	26	-
Software	166	-
Total Capital Assets	192	-

Other
Incorporation Costs	11,791	11,791
Intellectual Property	130,520	130,520
Total Other Non-current Assets	$142,311	$142,311
	$544,859	$550,463

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current
Bank indebtedness	-	-
Accounts payable	346,035	339,011
Accrued interest	6,159,952	7,725,686
Compensation payable	3,112,396	3,462,781
Notes payable - net of discount	388,610	393,110
Total Current Liabilities	10,006,993	11,920,588

Stockholders' Equity (Deficit)
Preferred stock, $.001 par value, 10,000,000 shares authorized no shares issued and outstanding	-	-
Common Stock, $.001 par value, 100,000,000 shares authorized 61,630,907 shares issued and outstanding	60,729	61,631
Capital in excess of par value	3,331,013	3,377,513
Deficit accumulated during the development stage	(12,853,876)	(14,809,269)

Total Stockholders' Equity (Deficit)	(9,462,134)	(11,370,125)
	$544,859	$550,463

The accompanying notes are an integral part of these financial statements.

TRANSACT ENERGY CORP.

(A Development Stage Company)

__________________________

INTERIM STATEMENTS OF OPERATIONS

(Unaudited - Prepared by Management)

	Three Months Ended December 31,		For The Year Ended December 31,
	2020	2021	2020	2021

REVENUE	$-	$-	$-	$-

EXPENSES
General and administrative	186,912	143,677	284,056	384,755
Unsuccessful lease purchases	-	-	-	-

Total Expenses	186,912	143,677	284,056	384,755

LOSS BEFORE OTHER INCOME (EXPENSE)	(186,912)	(143,677)	(284,056)	(384,755)

Interest expense	(395,879)	(395,768)	(1,571,015)	(1,570,638)

LOSS FROM OPERATIONS BEFORE INCOME TAXES	(582,791)	(539,445)	(1,855,071)	(1,955,393)

CURRENT TAX EXPENSE	-	-	-	-

DEFERRED TAX EXPENSE	-	-	-	-

NET LOSS	$(582,791)	$(539,445)	$(1,855,071)	$(1,955,393)

LOSS PER COMMON SHARE	(0.010)	(0.009)	(0.031)	(0.032)

The accompanying notes are an integral part of these financial statements.

TRANSACT ENERGY CORP.

(A Development Stage Company)

STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)

__________________________

FOR THE YEARS ENDED DECEMBER 31, 2021, AND 2020

(Unaudited)

	Preferred stock		Common Stock
	Shares	Amount	Shares	Amount	Capital in Excess of Par Value	Deficit Accumulated During the Development Stage

Balance, December 31, 2019	-	$-	59,333,155	$59,333	$3,256,762	$(10,998,805)

Issuance of 556,471 common shares for compensation services totaling $55,647 at a value of $0.10 per share	-	-	556,471	556	55,091	-

Issuance of 125,000 common shares pursuant to convertible option of a note payable totaling $10,000 at a value of $0.08 per share	-	-	125,000	125	9,875	-

Issuance of 714,286 common shares pursuant to convertible option of a note payable totaling $10,000 at a value of $0.014 per share	-	-	714,286	714	9,286	-
Net loss for the year ended December 31,2020	-	-	-	-	-	(1,855,071)
Balance, December 31, 2020	-	$-	60,728,912	$60,729	$3,331,013	$(12,853,876)

Issuance of 901,995 common shares pursuant to convertible option of a notes payable totaling $42,500 plus interest at values of $0.010, $0.04, $0.05 and $0.04 per share.	-	-	901,995	902	46,501	-
Net loss for the year ended December 31,2021	-	-	-	-	-	(1,955,393)
Balance, December 31, 2021	-	$-	61,630,907	$61,631	$3,377,514	$(14,809,269)

The accompanying notes are an integral part of these financial statements.

TRANSACT ENERGY CORP.

(A Development Stage Company)

__________________________

INTERIM STATEMENTS OF CASH FLOWS

(Unaudited - Prepared by Management)

	For The Year Ended December 31,
	2020	2021
Cash Flow From Operating Activities:
Net loss for the period	$(1,855,071)	$(1,955,393)
Adjustments to reconcile net loss to cash used by operating activities:
Amortization	141	192
Change in assets and liabilities:
Decrease (Increase) in prepaid expenses	1,000	-
Decrease (Increase) in accounts receivable	-	(2,125)
Increase (decrease) in accounts payable	(96,536)	(7,024)
Increase in compensation payable	292,911	350,385
Increase in accrued interest	1,571,016	1,565,734
Net Cash (used) by Operating Activities	$(86,539)	$(48,231)

Cash Flows From Investing Activities:
Net Cash (Used) by Investing Activities	$-	$-

Cash Flow From Financing Activities
Proceeds from common stock issuance	75,648	47,402
Proceeds from notes payable	31,480	47,000
Repayment of notes payable	(20,000)	(42,501)
Net Cash Provided by Financing Activities	$87,128	$51,901

Net Increase (Decrease) in Cash	589	3,670
Cash (Bank Indebtedness) at Beginning of Period	634	1,223
Cash at End of Period	$1,223	$4,893

Supplemental Disclosures of Cash Flow Information:
Cash paid during the period for:
Interest	$-	$-
Income taxes	$-	$-

Supplemental Schedule of Noncash Investing and Financing Activities:
For the twelve month period ended December 31, 2021 and 2020:
Shares issued on conversion of debt	$839,290	$901,995

The accompanying notes are an integral part of these financial statements.

TRANSACT ENERGY CORP.

[A Development Stage Company]

__________________________

NOTES TO FINANCIAL STATEMENTS

(Unaudited - Prepared by Management)

December 31, 2021

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

The Company has no tax positions on December 31, 2021 and 2020 for which the ultimate deductibility is highly certain but for which there is uncertainty about the timing of such deductibility.

The Company recognizes interest accrued related to unrecognized tax benefits in interest expense and penalties in operating expenses. During the years ended December 31, 2021, and 2020, the Company recognized no interest and penalties. The Company had no accruals for interest and penalties at December 31, 2021 and 2020.

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

TRANSACT ENERGY CORP.

[A Development Stage Company]

__________________________

NOTES TO FINANCIAL STATEMENTS

(Unaudited - Prepared by Management)

December 31, 2021

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

NOTE 3 - SOFTWARE

			Net Book Value
	Cost	Accumulated Amortization	September 30, 2021	December 31, 2020

Software	$3,812	$3,812	$ -	$166

NOTE 4 - NOTES PAYABLE

The $10,000 convertible promissory note payable to a company whose shareholders hold less than 10% in TransAct is unsecured, bears interest at 10% per annum and was due and payable on March 31, 2010. The payee had the option to convert the entire principal amount on or before April 29, 2009 into common shares of the Company based on a conversion rate of $.00345 per share. No interest was payable if the principal was converted to shares of the Company. The payee did not exercise its conversion option. The note is currently outstanding and in October 2010 the Company issued a check in the amount of $11,876 as payment in full of principal and interest which was returned un-cashed by the payee. On December 31, 2021, accrued interest was $13,190.

The $17,500 promissory note payable to a company whose shareholders hold less than 10% in TransAct is unsecured, bears interest at 10% per annum and is due on demand. This note is currently in default. On December 31, 2021, accrued interest was $22,332.

The $25,000 and $15,243.90 ($20,000 CAD) promissory notes payable dated April 22, 2011 and March 31, 2011 respectively are unsecured and bear interest at 60% per annum or $2,500 and $1,445 ($2,000 CAD) respectively whichever is greater. The notes are due on demand and may be prepaid in whole or part without penalty. Accrued interest was $258,530 on December 31, 2021.

TRANSACT ENERGY CORP.

[A Development Stage Company]

__________________________

NOTES TO FINANCIAL STATEMENTS

(Unaudited - Prepared by Management)

December 31, 2021

The $ 3,811 ($5,000 CAD) promissory note payable dated September 12, 2011 is unsecured and bears interest at $361 up to September 16, 2011 and $36 per diem until all principal and interest is repaid. The note is due on demand and may be prepaid in whole or part without penalty. Accrued interest was $139,028 on December 31, 2021.

The $100,000 promissory note payable dated September 30, 2013 is unsecured and is non-interest bearing.

A $22,030 promissory note payable dated February 24, 2011, to a former officer bears interest of $6,000 and was due on March 4, 2011. This note is accruing interest at $360 per day for every day after March 4, 2011 until the note is repaid in full. On December 31, 2021, accrued interest was $1,430,393.

A $46,660 promissory note payable dated April 22, 2011 to a former officer (more than 1 year ago) bears interest at 1% per diem. A beneficial conversion feature of $2,750 was recorded as a discount to the notes with the offset to Additional Paid in Capital. In May 2011 the holder of the note converted $10,000 of principal into 750,000 shares of common stock and the discount was expensed to interest. The remaining balance of $36,660 is due on demand. On December 31, 2021, accrued interest was $1,440,981.

A $3,000 convertible promissory note payable to a former officer is secured by certain assets and equipment of the Company and bore interest at 8% per annum through the due date in November 2010 and is currently in default and bearing interest at 60%. A beneficial conversion feature of $3,000 has been recorded as a discount to the note with an offset to additional paid in capital. The discount was fully amortized in 2010. On December 31, 2021, accrued interest was $21,215.

A $9,980 short-term loan dated January 23, 2018, is unsecured and bears fixed interest of $3000 and was due March 5th, 2018.This note is currently in default. Interest at the option of the Lender may be paid in stock at a 75% discount to market. On December 31, 2021, we accrued interest of $100,934.

A $4,980 short-term loan dated February 26, 2018 is unsecured and bears fixed interest of $1500 and was due in March 2018.This note is currently in default. Interest at the option of the Lender may be paid in stock at a 75% discount to market. On December 31, 2021 we accrued $50,464 in interest.

A $4,980 short-term loan dated May 29, 2018 is unsecured and bears interest of $35.71 per day and was due in June 30, 2018.This note is currently in default. On December 31, 2021, we accrued $46,857 in interest.

A $60,000 short-term loan dated June 6, 2018 is unsecured and bears interest of $3,000 per day. On December 31, 2021 we accrued $3,912,000 in interest.

A $3,980 short-term loan dated July 25, 2018 is unsecured and bears interest of $28.49 per day and was due in Aug 31, 2018.This note is currently in default. On December 31, 2021, we accrued $35,755 in interest.

A $5,000 short-term loan dated January 25, 2019 is unsecured and bears interest of $28.49 per day and was due February 25, 2019.This note is currently in default. On December 31, 2021, we accrued $38,250 in interest.

A $5,000 short-term loan dated February 28, 2019 is unsecured and bears interest of $28.49 per day and was due March 23, 2019.This note is currently in default. On December 31, 2021, we accrued $37,036 in interest.

A $10,000 short-term loan dated April 26, 2019, is unsecured and bears interest of 71.4257 per day. This note is currently in default. On December 31, 2021, we accrued $70,005 in interest.

A $15,000 convertible note dated May 9, 2019 is unsecured and bears interest of 12% per annum. The note was due May 5, 2020 unless converted to common stock. On Feb 4, 2021, the note and accrued $2,969 in interest were converted to restricted common stock. (note 6)

TRANSACT ENERGY CORP.

[A Development Stage Company]

__________________________

NOTES TO FINANCIAL STATEMENTS

(Unaudited - Prepared by Management)

December 31, 2021

A $10,000 convertible note dated July 25, 2019 is unsecured and bears interest of 12% per annum. The note was due July 24, 2020 unless converted to common stock. On Feb 4, 2021, the note and accrued $1,726 in interest were converted to restricted common stock. (note 6)

A $5,000 short-term loan dated August 26, 2019 is unsecured and bears interest of 35.7143 per day. This note is currently in default. On December 31, 2021, we accrued $30,643 in interest.

A $4,995 short-term loan dated November 21, 2019 is unsecured and bears interest of 35.7143 per day August 26, 2019. This note is currently in default. On December 31, 2021, we accrued $27,535.73 in interest.

A $4,995 short-term loan dated December 20, 2019 is unsecured and bears interest of 35.7143 per day. On December 31, 2021, we accrued $26,500 in interest.

A $3,980 short-term loan dated March 20, 2020 is unsecured and bears interest of 28.57144 per day. On December 31, 2021, we accrued $18,600 in interest.

A $2,500 convertible note dated April 22, 2020 is unsecured and bears interest of 12% per annum. The note is due April 21, 2021 unless converted to common stock. On Feb 4, 2021, the note and accrued $208 in interest were converted to restricted common stock. (note 6)

A $5,000 convertible note dated December 1, 2020 is unsecured and bears interest of 12% per annum. The note is due November 01, 2021 unless converted to common stock. On December 31, 2021, we had accrued $649 in interest.

A $15,000 convertible note date February 5th, 2021 is unsecured and bears interest of 12% per annum. The note is due February 3rd, 2022 unless converted to common stock. On February 8th, 2021, the note was converted (note 6).

A $5,000 convertible note dated June 4, 2021, is unsecured and bears interest of 12% per annum. The note is due June 3, 2022, unless converted to common stock. On December 31, 2021, we had accrued $345 in interest.

A $5,000 convertible note dated August 24, 2021, is unsecured and bears interest of 12% per annum. The note is due August 23, 2022, unless converted to common stock. On December 31, 2021, we had accrued $210 in interest.

A $5,000 convertible note dated August 24, 2021, is unsecured and bears interest of 12% per annum. The note is due August 23, 2022, unless converted to common stock. On December 31, 2021, we had accrued $210 in interest.

A $5,000 convertible note dated August 24, 2021, is unsecured and bears interest of 12% per annum. The note is due August 23, 2022, unless converted to common stock. On December 31, 2021, we had accrued $210 in interest.

A $12,000 convertible note dates December 23, 2021, is unsecured and bears interest of 12% per annum. The note is due December 22, 2022, unless converted to common stock. On December 31, 2021, we had accrued $32 in interest.

NOTE 5 - NOTES PAYABLE - RELATED PARTIES

There are no notes payable to related parties on December 31, 2021.

Accrued interest and late fees for the notes at December 31, 2021 and December 31, 2020 was $1,570,638 and $1,571,015 respectively.

TRANSACT ENERGY CORP.

[A Development Stage Company]

__________________________

NOTES TO FINANCIAL STATEMENTS

(Unaudited - Prepared by Management)

December 31, 2021

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

TRANSACT ENERGY CORP.

[A Development Stage Company]

__________________________

NOTES TO FINANCIAL STATEMENTS

(Unaudited - Prepared by Management)

December 31, 2021

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

TRANSACT ENERGY CORP.

[A Development Stage Company]

__________________________

NOTES TO FINANCIAL STATEMENTS

(Unaudited - Prepared by Management)

December 31, 2021

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

TRANSACT ENERGY CORP.

[A Development Stage Company]

__________________________

NOTES TO FINANCIAL STATEMENTS

(Unaudited - Prepared by Management)

December 31, 2021

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

The Company has no tax provisions on December 31, 2021, and 2020, for which the ultimate deductibility is highly certain but for which there is uncertainty about the timing of such deductibility.

The Company recognizes interest accrued related to unrecognized tax benefits in interest expense and penalties in operating expenses. During the periods ended December 31, 2021, and 2020, the Company recognized no interest and penalties. The Company had no accruals for interest and penalties on December 31, 2021, and December 31, 2020.

TRANSACT ENERGY CORP.

[A Development Stage Company]

__________________________

NOTES TO FINANCIAL STATEMENTS

(Unaudited - Prepared by Management)

December 31, 2021

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

Net deferred tax assets (liabilities) consist of the following components as of December 31, 2021, and 2020:

	2021	2020
Deferred tax assets:
NOL Carryover	$1,955,393	$1,855,071
Related Party Accrual	-	-
Valuation Allowance	(1,955,393)	(1,855,071)
Net deferred tax asset	$-	$-

The income tax provision differs from the amount of estimated income tax determined by applying the U.S. federal income tax rate to pretax income from continuing operations for the periods ended December 31, 2021, and 2020 due to the following:

	2021	2020
Book Loss (20% statutory rate)	$(391,079)	$(371,014)
Valuation allowance	391,079	371,014
Tax at effective rate	$-	$-

At December 31, 2021, the Company had net operating loss carry forwards of approximately $ 14,809,269 that may be offset against future taxable income from the year 2022 through 2032. No tax benefit has been reported in the December 31, 2021, or 2020 financial statements since the potential tax benefit is offset by a valuation allowance of the same amount.

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

TRANSACT ENERGY CORP.

[A Development Stage Company]

__________________________

NOTES TO FINANCIAL STATEMENTS

(Unaudited - Prepared by Management)

December 31, 2021

NOTE 9 - RELATED PARTY TRANSACTIONS

Management Compensation -   The Company has accrued executive compensation of $3,020,493 to the CEO and President of the Company from inception to the period ended December 31, 2021 (See Note 10).

The Company has accrued executive compensation of $229,866 to the Chief People Officer of the Company to the period ended December 31, 2020 (See Note 10).

The Company has accrued executive compensation of $115,601 to the SVP Technology of the Company to the period ended April 1, 2016 (See Note 10).

The Company has accrued executive compensation of $181,700 to the SVP of Real Estate and Project Development of the Company after entering a Release and Settlement terminating their Employment Contract to the period ended December 31, 2020 (See Note 10)

The Company has accrued executive compensation of $130,619 to the Directors of the Company and its subsidiaries to the period ended December 31, 2020 (See Note 10)

NOTE 10 - LOSS PER SHARE

The following data shows the amounts used in computing loss per share for the periods presented:

	Year Ended December 31,
	2021	2020
Loss from operations available to common shareholders (numerator)	$(1,955,393)	$(1,855,071)
Weighted average number of common shares outstanding during the period used in loss per share (denominator)	61,534,529	60,290,354

Dilutive loss per share was not presented as the Company had no common equivalent shares for all periods presented that would affect the computation of diluted loss per share.

NOTE 11 - COMMITMENTS AND CONTINGENCIES

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

TRANSACT ENERGY CORP.

[A Development Stage Company]

__________________________

NOTES TO FINANCIAL STATEMENTS

(Unaudited - Prepared by Management)

December 31, 2021

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

Loan Agreement - Pursuant to an Agreement on June 28th, 2012, that was extended to August 31, 2012 and then on Aug 30th, 2012 to November 15th, 2012 and was extended to May 15, 2014; where originally on May 11, 2012 the Company arranged for 3,005,000 free trading shares to be placed as additional security for a $100,000 loan as a retainer for a financing of 100 million dollars. The Company had a Memorandum of Understanding to receive one third or 30 million dollars of this financing. The financing was not completed.

If these shares are used to repay the loan the Company will have to issue the shares used plus 10% additional shares to the contributing shareholders and expense whatever shares used as financing costs. The shares remain outstanding.

Share-purchase Agreement - On January 30, 2014, the Company entered a share-purchase agreement for shares in a proposed subsidiary that would own and operate a zero-emissions waste optimization plant (ZEWOPtm) in Puebla, Mexico. The Purchaser advanced $300,000 of the proposed 30% of CAPEX to the Company. The Company formed the subsidiary in question Puebla ZEWOP 1. The Puebla ZEWOP 1 share purchase agreement was not updated, and the terms of the original agreement have not been fulfilled by the consortium resulting in the termination of the same. The Company has a receivable due from the subsidiary at March 31, 2016 of $96,755.

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

TRANSACT ENERGY CORP.

[A Development Stage Company]

__________________________

NOTES TO FINANCIAL STATEMENTS

(Unaudited - Prepared by Management)

December 31, 2021

Land Purchase Agreement - On October 25th, 2017 the Company through its subsidiary Puebla Z.E.W.O.P. 1, S.de R.L. de C.V. entered into a land purchase agreement for 18.42 hectares of industrial use land in El Salto, Jalisco, Mexico. In May 2019 we renewed negotiations through TransAct Energy Mexico for the lands revised at 19.57 hectares and a price of approximately $10,423,75. The deal is pending title insurance and the title preparation. The $90,000 deposit paid with stock may be reclaimed and settled with cash. On January 7th, 2021, the Company through its subsidiary TransAct Energy Mexico S. de R.L.  de C.V. modified the agreement to a Lease Purchase Agreement for the 19.57-hectare lands in El Salto, Jalisco, Mexico at 403,000 Mexican Pesos (Approx. $20,000) per month for up to 2 years with all payments contributing to the purchase starting March 1st, 2021. At December 31, 2021, this agreement is lapsed.

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

Consulting Agreement - On February 1, 2018 the Company through its subsidiary Puebla Z.E.W.O.P. 1, S.de R.L. de C.V. contracted with an Engineering firm to review the El Salto lands described above. The agreement pays the equivalent of $5,000 dollars as a fee. The Company provided 1/3 as a deposit the balance is outstanding at December 31, 2021.

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

Appraisal Engagement - On June 13th, 2018, the Company engaged on behalf of TransAct Mexico CBRE S.A. de C.V. to appraise the 18.42-hectare industrial site in El Salto, Mexico. The $8,500 fee is outstanding at December 31, 2021.

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

Compensation agreement - On September 1, 2018 the Company contracted for a Chief People Officer. The Agreement pays an annual base salary of $275,838 (250K Euro) starting September 2019, with bonus provisions if performance expectations met. Suspended June 2020.

Preferred Vendor Agreement - On December 31, 2020, the Company entered a Preferred Supplier Agreement with Covarrubia Engineering. The Agreement provides for them to be awarded the engineering, procurement, and construction (EPC) contract for the Companies intended manufacturing facilities planned over the next five years provided they are competitive in the tender process. They in turn agreed to lend the Company $14 Million for two years at 2.65% on or before April 30th, 2021. This remains outstanding is now null and void.

TRANSACT ENERGY CORP.

[A Development Stage Company]

__________________________

NOTES TO FINANCIAL STATEMENTS

(Unaudited - Prepared by Management)

December 31, 2021

NOTE 11 - SUBSEQUENT EVENTS

None