Form 10-Q
period 2022-03-31
TRANSACT ENERGY CORP
filed 2022-05-02
CIK 1383394

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2022

or

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of March 31, 2022: 62,235,889 common shares issued and outstanding. 0 preferred shares.

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

The accompanying financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows on March 31, 2022, and 2021 and for the periods then ended have been made. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s December 31, 2020 management prepared financial statements. The results of operations for the periods ended March 31, 2022, and 2021 are not necessarily indicative of the operating results for the full year.

FINANCIAL STATEMENTS

TRANSACT ENERGY CORP.

(A Development Stage Company)

(Unaudited - Prepared by Management)

TRANSACT ENERGY CORP.

(A Development Stage Company)

INTERIM BALANCE SHEET

(Unaudited - Prepared by Management)

	March 31, 2022	December 31, 2021	Year over Year
ASSETS

Current
Cash	$11,739	$4,894	$6,845
Receivable	137,380	108,495	28,885
Prepaid Expenses	90,992	294,763	(203,771)
Total Current Assets	240,111	408,152	(168,041)
			-
Capital			-
Furniture & Equipment	-	-	-
Software	-	-	-
Total Capital Assets	-	-	-
			-
Other			-
Incorporation Costs	11,791	11,791	-
Intellectual Property	416,035	130,520	285,515
Total Other Non-current Assets	$427,826	$142,311	$285,515
	$667,937	$550,463	$117,474
			-
LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)			-
			-
Current			-
Bank indebtedness	-	-	-
Accounts payable	314,940	339,011	(24,071)
Accrued interest	8,112,254	7,725,686	386,568
Accrued interest - related party	-	-	-
Compensation payable	3,525,315	3,462,781	62,534
Notes payable - net of discount	703,070	393,110	309,960
Notes payable - Related parties, net of discount	-	-	-
Total Current Liabilities	12,655,579	11,920,588	734,991
			-
Stockholders' Equity (Deficit)			-
Preferred stock, $.001 par value, 10,000,000 shares authorized no shares issued and outstanding	-	-	-
Common Stock, $.001 par value, 100,000,000 shares authorized 61,630,907 shares issued and outstanding	62,236	61,631	605
Capital in excess of par value	3,388,041	3,377,513	10,528
Subscriptions receivable	-	-
Deficit accumulated during the development stage	(15,437,919)	(14,809,269)	(628,650)
			-
Total Stockholders' Equity (Deficit)	(11,987,642)	(11,370,125)	(617,517)
	$667,937	$550,463	$117,474

The accompanying notes are an integral part of these financial statements.

TRANSACT ENERGY CORP.

(A Development Stage Company)

INTERIM STATEMENTS OF OPERATIONS

(Unaudited - Prepared by Management)

	Cumulative from inception March 15, 2006 March 31, 2022	Three months ended March 31, 2022	Three months ended March 31, 2021

REVENUE	$12,440	$-	$-

EXPENSES
General and administrative	6,804,392	240,950	82,743
Unsuccessful lease purchases	18,673	-	-

Total Expenses	6,823,065	240,950	82,743

LOSS BEFORE OTHER INCOME (EXPENSE)	(6,810,625)	(240,950)	(82,743)

Interest income	50,954	-	-
Interest expense	(8,400,954)	(387,700)	(386,529)
Gain on debt settlement	34,864	-	-
Loss on write off of investment in lease	(12,684)	-	-
Allowance for loss on loans receivable and related interest	(299,474)	-	-

LOSS FROM OPERATIONS BEFORE INCOME TAXES	(15,437,919)	(628,650)	(469,272)

CURRENT TAX EXPENSE	-	-	-

DEFERRED TAX EXPENSE	-	-	-

NET LOSS	$(15,437,919)	$(628,650)	$(469,272)

LOSS PER COMMON SHARE		(0.010)	(0.010)

The accompanying notes are an integral part of these financial statements.

TRANSACT ENERGY CORP.

(A Development Stage Company)

INTERIM STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)

__________________________

FOR THE THREE MONTHS ENDED MARCH 31, 2022

(Unaudited)

	Preferred stock		Common Stock
	Shares	Amount	Shares	Amount	Capital in Excess of Par Value	Deficit Accumulated During the Development Stage

Balance, December 31, 2021	-	$-	61,630,907	$61,631	$3,377,514	$(14,809,269)

Issuance of 604,982 common shares pursuant to a convertible option of a notes payable totaling $10,000 plus interest at values of $0.01125, and $0.056 per share.	-	-	604,982	605	10,528	-
Net loss for the quarter ended March 31,2022	-	-	-	-	-	(628,650)
Balance, March 31, 2022	-	$-	62,235,889	$62,236	$3,388,042	$(15,437,919)

The accompanying notes are an integral part of these financial statements.

TRANSACT ENERGY CORP.

(A Development Stage Company)

INTERIM STATEMENTS OF CASH FLOWS

(Unaudited - Prepared by Management)

	Cumulative from inception March 15, 2006 March 31, 2022	Three months ended March 31, 2022	Three months ended March 31, 2021

Cash Flow From Operating Activities:
Net loss for the period	$(15,437,919)	$(628,650)	$(469,272)
Adjustments to reconcile net loss to cash used by operating activities:
Stock issued for services	1,095,720	-	-
Stock issued for expenses	94,313	-	-
Debt issued for services	12,847	-	-
Amortization	6,286	-	109
Loss on write off of investment in lease	12,684	-	-
Allowance for interest receivable	50,954	-	-
Allowance for loans receivable	248,521	-	-
Interest expense from beneficial conversion feature on notes payable	124,548	-	-
Loss on stock subscriptions receivable	550,431	-	-
Gain on debt settlement	(34,864)	-	-
Change in assets and liabilities:		-	-
Decrease (Increase) in interest receivable	(50,954)	-	-
Decrease (Increase) in prepaid expenses	(90,992)	203,771	-
Decrease (Increase) in accounts receivable	(137,380)	(28,885)	(2,125)
Increase (decrease) in accounts payable	314,940	(24,071)	317
Increase in compensation payable	3,525,315	62,534	68,936
Increase in accrued interest	8,112,254	386,568	381,626
Net Cash (used) by Operating Activities	$(1,603,296)	$(28,733)	$(20,409)

Cash Flows From Investing Activities:
Acquisition of oil and gas leases	(12,684)	-	-
Acquisition of Intellectual Property	(416,035)	(285,515)	-
Purchase of software	-	-	-
Purchase of furniture & equipment	-	-	-
Loans receivable	-	-	-
Proceeds from loans receivable	15,000	-	-
Net Cash (Used) by Investing Activities	$(413,719)	$(285,515)	$-

Cash Flow From Financing Activities
Proceeds from common stock issuance	3,450,277	11,133	47,402
Proceeds received for stock not yet issued	-	-	-
Stock offering costs	(13,263)	-	-
Proceeds from notes payable	703,070	309,960	15,000
Repayment of notes payable	(2,111,330)	-	(42,500)
Net Cash Provided by Financing Activities	$2,028,754	$321,093	$19,902

Net Increase (Decrease) in Cash	11,739	6,845	(507)
Cash (Bank Indebtedness) at Beginning of Period	-	4,894	1,223
Cash at End of Period	$11,739	$11,739	$716

The accompanying notes are an integral part of these financial statements.

TRANSACT ENERGY CORP.

(A Development Stage Company)

INTERIM STATEMENTS OF CASH FLOWS

- CONTINUED -

(Unaudited - Prepared by Management)

	Cumulative from inception March 15, 2006 March 31, 2022	Three months ended March 31, 2022	Three months ended March 31, 2021

Supplemental Disclosures of Cash Flow Information:
Cash paid during the period for:
Interest	-	-	-
Income taxes	$-	$-	$-

Supplemental Schedule of Noncash Investing and Financing Activities:
For the three month period ended March 30, 2022 and 2021:
Shares issued for services	$23,819,209	$-	$-
Shares issued on conversion of debt	$33,707,192	$604,982	$901,995
Shares issued for acquisition	$3,600,000	$-	$-
Shares issued to shareholders in exchange for free trading shares	$1,109,488	$-	$-
Subscriptions receivable	$-	$-	$-

The accompanying notes are an integral part of these financial statements.

TRANSACT ENERGY CORP.

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

(Unaudited - Prepared by Management)

March 31, 2022

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization - TransAct Energy Corp. (“the Company”) was organized under the laws of the State of Nevada on March 15, 2006. The Company is in the business of developing and managing zero-emission waste to value plants globally. The Company has generated nominal revenues and is considered a development stage company as defined in Accounting Standards Codification (“ASC”) Topic No. 915. The Company has, now, not paid any dividends and any dividends that may be paid in the future will depend upon the financial requirements of the Company and other relevant factors.

Interim Condensed Financial Statements - The accompanying interim financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows on March 31, 2022, and 2021 and for the periods then ended have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted.  It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s December 31, 2021, unaudited financial statements.  The results of operations for the periods ended March 31, 2022, and 2021 are not necessarily indicative of the operating results for the full year.

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

The Company has no tax positions on March 31, 2022, and 2021 for which the ultimate deductibility is highly certain but for which there is uncertainty about the timing of such deductibility.

The Company recognizes interest accrued related to unrecognized tax benefits in interest expense and penalties in operating expenses. During the years ended December 31, 2021, and 2020, the Company recognized no interest and penalties. The Company had no accruals for interest and penalties on March 31, 2022, and 2021.

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

TRANSACT ENERGY CORP.

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

(Unaudited - Prepared by Management)

March 31, 2022

Recently Enacted Accounting Standards - In September 2009, the FASB established the Accounting Standards Codification (“Codification” or “ASC”) as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in accordance with generally accepted accounting principles in the United States (“GAAP”). Rules and interpretive releases of the Securities and Exchange Commission (“SEC”) issued under the authority of federal securities laws are also sources of GAAP for SEC registrants.  Existing GAAP was not intended to be changed as a result of the Codification, and accordingly, the change did not impact our financial statements. The ASC does change the way the guidance is organized and presented.

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

Foreign Currency Translation - The financial statements are presented in United States dollars. In accordance with ASC 830 “Foreign Currency Matters”, foreign denominated monetary assets and liabilities are translated into their United States dollar equivalents using foreign exchange rates that prevailed at the balance sheet date. Non-monetary assets and liabilities are translated at the exchange rates prevailing at the transaction date. Revenue and expenses are translated at the average rate of exchange during the year. Gains or losses resulting from foreign currency transactions are included in the results of operation.

Stock Offering Costs - Costs incurred in connection with stock offerings will be deferred and offset against the proceeds of the stock offering.  Costs incurred in connection with unsuccessful offerings will be expensed.

Reclassification - Certain prior year amounts have been reclassified to conform with the current year’s presentation.

NOTE 2 - LOANS RECEIVABLE - RELATED PARTY

The $12,000, $5,000, $7,000, $212,000, and $12,520 loans receivable from a company whose sole shareholder holds less than 10% in TransAct, are secured and were due on November 1, November 10, November 29, and December 6, 2010, respectively. The loans are secured by certain assets and equipment of the company and bear interest at rates between 15% and 18% per annum for the terms of the loans.

On June 30, 2011, and December 31, 2010, interest receivable was $50,954. These notes have not been granted an extension, are in default and management has formally demanded payment of the outstanding principal and interest and may pursue legal action if the cost of said action can be justified. On December 31, 2010, the Company recorded a total allowance of $299,475 charged to operations including principal of $248,521 and interest of $50,954.

NOTE 3 - SOFTWARE

		Accumulated	Net Book Value
	Cost	Amortization	Mar 31, 2022	Dec 31, 2021

Software	$3,812	$3,812	$-	$-

TRANSACT ENERGY CORP.

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

(Unaudited - Prepared by Management)

March 31, 2022

NOTE 4 - NOTES PAYABLE

The $10,000 convertible promissory note payable to a company whose shareholders hold less than 10% in TransAct is unsecured, bears interest at 10% per annum, and was due and payable on March 31, 2010. The payee had the option to convert the entire principal amount on or before April 29, 2009, into common shares of the Company based on a conversion rate of $.00345 per share. No interest was payable if the principal was converted to shares of the Company. The payee did not exercise its conversion option. The note is currently outstanding and in October 2010 the Company issued a check in the amount of $11,876 as payment in full of principal and interest which was returned un-cashed by the payee. On March 31, 2022, accrued interest was $13,437.

The $17,500 promissory note payable to a company whose shareholders hold less than 10% in TransAct is unsecured, bears interest at 10% per annum, and is due on demand. This note is currently in default. On March 31, 2022, accrued interest was $22,764.

The $25,000 and $15,243.90 ($20,000 CAD) promissory notes payable dated April 22, 2011 and March 31, 2011 respectively are unsecured and bear interest at 60% per annum or $2,500 and $1,445 ($2,000 CAD) respectively whichever is greater. The notes are due on demand and may be prepaid in whole or part without penalty. Accrued interest was $264,510 on March 31, 2022.

The $ 3,811 ($5,000 CAD) promissory note payable dated September 12, 2011 is unsecured and bears interest at $361 up to September 16, 2011, and $36 per diem until all principal and interest are repaid. The note is due on demand and may be prepaid in whole or part without penalty. Accrued interest was $142,457 on March 31, 2022.

The $100,000 promissory note payable dated September 30, 2013 is unsecured and is non-interest bearing.

A $22,030 promissory note payable dated February 24, 2011, to a former officer bears interest of $6,000 and was due on March 4, 2011. This note is accruing interest at $360 per day for every day after March 4, 2011, until the note is repaid in full. On March 31, 2022, accrued interest was $1,462,793.

A $46,660 promissory note payable dated April 22, 2011, to a former officer (more than 1 year ago) bears interest at 1% per diem. A beneficial conversion feature of $2,750 was recorded as a discount to the notes with the offset to Additional Paid-in Capital. In May 2011 the holder of the note converted $10,000 of principal into 750,000 shares of common stock and the discount was expensed to interest. The remaining balance of $36,660 is due on demand. On March 31, 2021, accrued interest was $1,474,272.

A $3,000 convertible promissory note payable to a former officer is secured by certain assets and equipment of the Company and bore interest at 8% per annum through the due date of November 2010 and is currently in default and bearing interest at 60%. A beneficial conversion feature of $3,000 has been recorded as a discount to the note with an offset to additional paid-in capital. The discount was fully amortized in 2010. On March 31, 2022, accrued interest was $21,659.

A $9,980 short-term loan dated January 23, 2018, is unsecured and bears fixed interest of $3000, and was due March 5th, 2018. This note is currently in default. Interest at the option of the Lender may be paid in stock at a 75% discount to the market. On March 31, 2022, we accrued interest of $107,362.

A $4,980 short-term loan dated February 26, 2018, is unsecured and bears fixed interest of $1500, and was due in March 2018. This note is currently in default. Interest at the option of the Lender may be paid in stock at a 75% discount to the market. On March 31, 2022, we accrued $53,679 in interest.

A $4,980 short-term loan dated May 29, 2018, is unsecured and bears interest of $35.71 per day and was due on June 30, 2018. This note is currently in default. On March 31, 2022, we accrued $50,071 in interest.

TRANSACT ENERGY CORP.

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

(Unaudited - Prepared by Management)

March 31, 2022

A $60,000 short-term loan dated June 6, 2018, is unsecured and bears interest of $3,000 per day. On March 31, 2022, we accrued $4,182,000 in interest.

A $3,980 short-term loan dated July 25, 2018, is unsecured and bears interest of $28.49 per day and was due on Aug 31, 2018. This note is currently in default. On March 31, 2022, we accrued $38,319 in interest.

A $5,000 short-term loan dated January 25, 2019, is unsecured and bears interest of $28.49 per day and was due February 25, 2019. This note is currently in default. On March 31, 2022, we accrued $41,464 in interest.

A $5,000 short-term loan dated February 28, 2019, is unsecured and bears interest of $28.49 per day and was due March 23, 2019. This note is currently in default. On March 31, 2022, we accrued $40,250 in interest.

A $10,000 short-term loan dated April 26, 2019, is unsecured and bears interest of 71.4257 per day. This note is currently in default. On March 31, 2022, we accrued $76,434 in interest.

A $5,000 short-term loan dated August 26, 2019, is unsecured and bears interest of 35.7143 per day. This note is currently in default. On March 31, 2022, we accrued $33,858 in interest.

A $4,995 short-term loan dated November 21, 2019, is unsecured and bears interest of 35.7143 per day on August 26, 2019. This note is currently in default. On March 31, 2022, we accrued $30,750 in interest.

A $4,995 short-term loan dated December 20, 2019, is unsecured and bears interest of 35.7143 per day. On March 31, 2022, we accrued $29,714 in interest.

A $3,980 short-term loan dated March 20, 2020, is unsecured and bears interest of 28.57144 per day. On March 31, 2022, we accrued $21,171 in interest.

A $5,000 convertible note dated December 1, 2020, is unsecured and bears interest of 12% per annum. The note is due November 01, 2021, unless converted to common stock. On February 11, 2022, the Note was converted (see Note 6) interest accrued was $718.36.

A $5,000 convertible note dated June 4, 2021, is unsecured and bears interest of 12% per annum. The note is due June 3, 2022, unless converted to common stock. On February 11, 2022, the Note was converted (see Note 6), and the interest accrued was $414 to that date.

A $5,000 convertible note dated August 24, 2021, is unsecured and bears interest of 12% per annum. The note is due August 23, 2022, unless converted to common stock. On March 31, 2022, we had accrued $358 in interest.

A $5,000 convertible note dated August 24, 2021, is unsecured and bears interest of 12% per annum. The note is due August 23, 2022, unless converted to common stock. On March 31, 2022, we had accrued $358 in interest.

A $5,000 convertible note dated August 24, 2021, is unsecured and bears interest of 12% per annum. The note is due August 23, 2022, unless converted to common stock. On March 31, 2022, we had accrued $358 in interest.

A $12,000 convertible note dated December 23, 2021, is unsecured and bears interest of 12% per annum. The note is due December 22, 2022, unless converted to common stock. On March 31, 2022, we had accrued $387 in interest.

A $2,500 convertible note dated March 23, 2022, is unsecured and bears interest of 12% per annum. The note is due March 22, 2022, unless converted to common stock. On March 31, 2022, we had accrued $7 in interest.

A $5,000 convertible note dated March 24, 2022, is unsecured and bears interest of 12% per annum. The note is due March 23, 2022, unless converted to common stock. On March 31, 2022, we had accrued $12 in interest.

TRANSACT ENERGY CORP.

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

(Unaudited - Prepared by Management)

March 31, 2022

A $5,000 convertible note dated March 24, 2022, is unsecured and bears interest of 12% per annum. The note is due March 23, 2022, unless converted to common stock. On March 31, 2022, we had accrued $12 in interest.

A $7,500 convertible note dated March 24, 2022, is unsecured and bears interest of 12% per annum. The note is due March 23, 2022, unless converted to common stock. On March 31, 2022, we had accrued $17 in interest

NOTE 5 - NOTES PAYABLE - RELATED PARTIES

There are no notes payable to related parties on March 31, 2022.

NOTE 6 - CAPITAL STOCK

Preferred Stock - The Company has authorized 10,000,000 shares of preferred stock, $.001 par value, with such rights, preferences, and designations and to be issued in such series as determined by the Board of Directors. No shares are issued and outstanding on March 31, 2022.

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

In June 2011, the Company issued 175,739 common shares at a value of $.015 per share in exchange for consulting services accrued as a liability on December 31, 2010, in the amount of $ 37,500. The difference of $34,864 has been recorded as a gain on debt settlement.

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

TRANSACT ENERGY CORP.

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

(Unaudited - Prepared by Management)

March 31, 2022

On June 30, 2013, the Company caused the cancellation of 250,000 shares that had been issued for compensation services 125,000 shares at a value of $.0501 and 125,000 shares at $.05.

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

March 31, 2022

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

In August 2016, the Company authorized the issuance of 142,857 common shares pursuant to a convertible option of a note payable totaling $10,000 at $.07per share. In the same period, the Company authorized the issuance of 305,522 common shares pursuant to a convertible option of a note payable totaling $19,975 at $.06538 per share.

In September 2016, the Company authorized the issuance of 142,643 common shares pursuant to a convertible option of notes payable totaling $9,985 at $.07 per share.

In December 2016, the company authorized the issuance of 185,249 common shares pursuant to a convertible option of notes payable totaling $14,819.95 at a value of $.08 per share.

In the same period, the Company authorized the issuance of 645,000 common shares for compensation services totaling $38,700 at a value of $0.06 per share.

In January 2017, the Company authorized the issuance of 89,864 common shares pursuant to a convertible option of notes payable totaling $2,489 at $.0646per share and $2500 @ $0.0487 per share.

In February 2017, the Company authorized the issuance of 200,000 common shares pursuant to a convertible option of notes payable totaling $10,000 at $.05 per share.

In May 2017, the Company authorized the issuance of 377,207 common shares pursuant to a convertible option of notes payable totaling $13,500 at $0.0487 per share and $5,000 at $0.5 per share.

In July 2017, the Company authorized the issuance of 160,000 common shares pursuant to the convertible option of a note payable totaling $8,000 at $0.05 per share.

In September 2017, the Company authorized the issuance of 1,703,882 common shares pursuant to the convertible option of notes payable totaling $111,990 at $0.07 per share, $5,000 at $0.0782, and $5,261 at $0.13125 per share.

In October 2017, the Company authorized the issuance of 327,895 common shares pursuant to a convertible option of notes payable totaling $20,435 at $0.12 per share, $20,000 at $0.1269 per share.

In December 2017, the Company authorized the issuance of 27,297 common shares pursuant to the convertible option of a note payable of $6,006 at $0.22 per share. In the same period the

The company authorized the issuance of 257,027 common shares for compensation services totaling $59,836 at a value of $0.2328 per share.

In April 2018, the Company authorized the issuance of 190,476 common shares pursuant to the convertible option of notes payable totaling $10,000 at $0.0525 per share.

TRANSACT ENERGY CORP.

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

(Unaudited - Prepared by Management)

March 31, 2022

In May 2018, the Company authorized the issuance of 1,000,000 common shares pursuant to a partial payment for a land acquisition agreement in the amount of $90,000 at $0.09 per share and 250,000 common shares pursuant to a compensation agreement at $0.09 per share.

In July 2018, the Company authorized the issuance of 47,421 common shares pursuant to the convertible option of notes payable totaling $4,965 at $0.1047 per share.

In November 2018, the Company authorized the issuance of 459,627 common shares pursuant to the convertible option of notes payable totaling $10,000 at $0.0575 and $20,000 at $0.07 per share respectively.

In December 2018, the Company authorized the issuance of 131,355 common shares pursuant to the convertible option of a note and interest payable totaling $13,135.51 at $0.10 per share. In the same period, the Company authorized the issuance of 723,552 common shares for compensation services totaling $57,884 at a value of $0.08 per share.

In January 2019, the Company authorized the issuance of 106,985 common shares pursuant to the convertible option of notes payable totaling $7,275 at $0.068 per share, respectively.

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

In April 2020, the Company authorized the issuance of 839,286 common shares pursuant to the convertible option of a $10,000 note at $0.08 per share and $10,000 at $0.014 per share. In the same period, the Company authorized the issuance of 556,471 common shares for 2019 director compensation services totaling $55,647 at a value of $0.10 per share.

In February 2021, the Company authorized the issuance of 901,995 common shares pursuant to convertible option of notes $15,000 at $0.10, $10,000 at $0.04, $2,500 at $0.05 and $15,000 at $0.04 per share.

In February 2022, the Company authorized the issuance of 604,982 common shares pursuant to a convertible option of notes of $5,000 at $0.01125, $5,000 at $0.056 per share respectively.

NOTE 7 - INCOME TAXES

The Company accounts for income taxes in accordance with ASC Topic No. 740 which requires the Company to provide a net deferred tax asset/liability equal to the expected future tax benefit/expense of temporary reporting differences between book and tax accounting methods and any available operating loss or tax credit carryforwards. The Company has available on March 31, 2021, an operating loss carryforward of approximately $15,437,919 which may be applied against future taxable income and which expires in various years through to 2042.

The amount of and ultimate realization of the benefits from the operating loss carryforwards for income tax purposes is dependent, in part, upon the tax laws in effect, the future earnings of the Company, and other future events, the effects of which cannot be determined. Because of the uncertainty surrounding the realization of the loss carryforwards, the Company has established a valuation allowance equal to the tax effect of the loss carryforwards and, therefore, no deferred tax asset has been recognized for the loss carryforwards. The net deferred tax asset is approximately $3,087,584 as of March 31, 2022, with an offsetting valuation allowance of the same amount.

TRANSACT ENERGY CORP.

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

(Unaudited - Prepared by Management)

March 31, 2022

NOTE 8 - GOING CONCERN

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate the continuation of the Company as a going concern.  However, the Company has a working capital deficit and has incurred losses since its inception. These factors raise substantial doubt about the ability of the Company to continue as a going concern. In this regard, management is proposing to raise any necessary additional funds not provided by operations through loans and/or through additional sales of its common stock. There is no assurance that the Company will be successful in raising this additional capital or in achieving profitable operations. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.

NOTE 9 - RELATED PARTY TRANSACTIONS

Management Compensation - The Company has accrued executive compensation of $3,098,949 to the CEO and President of the Company from inception to the period ended March 31, 2022 (See Note 10).

The Company has accrued executive compensation of $229,866 to the Chief People Officer of the Company for the period ended December 31, 2020 (See Note 11).

The Company has accrued executive compensation of $115,601 to the SVP Technology of the Company for the period ended April 1, 2016 (See Note 10).

The Company has accrued executive compensation of $181,700 to the SVP of Real Estate and Project Development of the Company after entering a Release and Settlement terminating their Employment Contract to the period ended December 31, 2020 (See Note 11)

The Company has accrued executive compensation of $181,565 to the Directors of the Company and its subsidiaries to the period ended December 31, 2020 (See Note 11).

NOTE 10 - LOSS PER SHARE

The following data shows the amounts used in computing loss per share for the periods presented:

	Three months ended March 31, 2022	Three months ended March 31, 2021

Loss available to common shareholders (numerator)	$(628,250)	$(469,272)
Weighted average number of common shares outstanding during the period used in loss per share (denominator)	61,913,232	61,240,043

Dilutive loss per share not presented; the Company had no common equivalent

Shares for periods presented that would affect computation of diluted loss per share.

TRANSACT ENERGY CORP.

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

(Unaudited - Prepared by Management)

March 31, 2022

NOTE 11 - COMMITMENTS AND CONTINGENCIES

Compensation agreement - The President and Chief Executive Officer agreement pays an annual base salary of $327,145 with a cash bonus annually based on 5% of EBITDA and a stock bonus formulated around the return on invested capital where the issued and outstanding stock of the Company times the rate of return divided by ten will equate to the stock issued.

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

Consulting Agreement - On May 3, 2012, the company entered into an agreement whereby 3,015,000 free trading shares are to be issued in exchange for a $20,000 advance to the Company and the settlement of all obligations given to the parties of the agreement. These shares are intended to be sold to cover their costs including the advances and any balance of these shares not used in the settlement would be used to raise capital and split evenly between the parties. To facilitate the terms of this agreement the Company by way of special resolution identified certain shareholders of the Company that had enough unrestricted common shares and agreed to replace the unrestricted shares with restricted common shares plus an incentive of an additional 10% of bonus shares. In May 30, 2012 the Company issued 3,316,500 common shares, including 301,500 bonus shares, valued at $.036 per share. In June 2014, the company returned the original $20,000, and the shares remain outstanding.

Loan Agreement - Pursuant to an Agreement on June 28th, 2012, that was extended to August 31, 2012, and then on Aug 30th, 2012 to November 15th, 2012, and was extended to May 15, 2014; where originally on May 11, 2012, the Company arranged for 3,005,000 free trading shares to be placed as additional security for a $100,000 loan as a retainer for the financing of 100 million dollars. The Company had a Memorandum of Understanding to receive one third or 30 million dollars of this financing. The financing was not completed. If these shares are used to repay the loan the Company will have to issue the shares used plus 10% additional shares to the contributing shareholders and expense whatever shares are used as financing costs. The shares remain outstanding.

Share-purchase Agreement - On January 30, 2014, the Company entered a share purchase agreement for shares in a proposed subsidiary that would own and operate a zero-emissions waste optimization plant (ZEWOPtm) in Puebla, Mexico. The Purchaser advanced $300,000 through unrelated originators to the Company. The Company formed the subsidiary in question Puebla ZEWOP 1. The Puebla ZEWOP 1 share purchase agreement was not updated, and the terms of the original agreement have not been fulfilled by the consortium resulting in the termination of the same. The Company has a receivable due from the subsidiary on March 31, 2016, of $96,755. On March 31, 2022, the $advanced funds were recategorized as a Small Loan to be returned to the originators.

Consulting Agreement - On August 20th, 2014, the company entered into an Engineering Services Agreement to facilitate the design/build of the proprietary reactors for the Zero Emissions Waste Optimization Plant. The estimated cost of the contract is $450,000 over 12 months, out-of-pocket reimbursements, cost plus 10% on all material and outside labor, and a stock bonus of 250,000 common shares upon completion of the scope of work. This agreement will be amended to reflect the new location of the plant.  All amounts under the agreement are current.

Subscription Agreement - Pursuant to an agreement on September 27th, 2014, the company agreed to sell restricted securities of the Company in the form of common stock upon receipt of three tranches of capital equaling $1,200,000 each. The common stock was to be sold for $0.50 for the first tranche of 2,400,000 shares and was due in the week of September 28, 2014, $1.00 for the second tranche of 1,200,000 shares and was due in the week of March 1, 2015, $1.50 for the third tranche of 800,000 shares due on August 2nd, 2015.

TRANSACT ENERGY CORP.

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

(Unaudited - Prepared by Management)

March 31, 2022

In February 2015 the subscribers of $3.6 Million dollars of our common stock advised us they would be unable to fulfill their commitment under the restricted securities agreement. We have received the same in writing and agreed to a settlement with the parties involved where they purchase 526,316 common shares @ $0.19. To date, $12,440 has been received of the agreed $100,000. Under the terms of the agreement, the funds received up to December 2015 were treated as forfeited and the settlement agreement was terminated.

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

Compensation agreement - On April 1, 2018, the Company contracted a Senior Vice President of Real Estate and Project Development. The Agreement pays an annual base salary of $185,000 with a COLI. Starting April 2018, with a performance bonus annually of up to 50% of their salary based on delivering ZEWOPtm projects undertaken on time, within budget, and of expected quality as per set formulas. The contract has now been settled and both parties released pending receipt of long-term financing.

Appraisal Engagement - On June 13th, 2018, the Company engaged on behalf of TransAct Mexico CBRE S.A. de C.V. to appraise the 18.42-hectare industrial site in El Salto, Mexico. The $8,500 fee is outstanding as of December 31, 2021.

TRANSACT ENERGY CORP.

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

(Unaudited - Prepared by Management)

March 31, 2022

Sale of ZEWOPtm Technology - On December 31, 2018, as part of its long-term global tax strategy Transact Energy Corp sold all rights to its Zero Emissions Waste Optimization Plant technology to its wholly-owned subsidiary TransAct Energy Global Limited for the sum of $20 Million USD. The Company will receive an initial payment of $2 Million USD on or before April 11th, 2019, and then $6 Million each over the years 2019, 2020, and 2021. TransAct Energy Global Limited will be responsible for disseminating the technology globally. No payments to date.

Compensation agreement - On September 1, 2018, the Company contracted for a Chief People Officer. The Agreement pays an annual base salary of $275,838 (250K Euro) starting September 2019, with bonus provisions if performance expectations are met. Suspended June 2020.

Preferred Vendor Agreement - On December 31, 2020, the Company entered a Preferred Supplier Agreement with Covarrubia Engineering. The Agreement provides for them to be awarded the engineering, procurement, and construction (EPC) contract for the Companies’ intended manufacturing facilities planned over the next five years provided they are competitive in the tender process. They in turn agreed to lend the Company $14 Million for two years at 2.65% on or before April 30th, 2021. The Company terminated this relationship.

NOTE 12 - SUBSEQUENT EVENTS

A $5,000 convertible note dated August 25, 2021, was converted to common stock on April 5, 2022, the note was converted to 153,645 shares @ $0.0348750 per share.

A $5,000 convertible note dated August 25, 2021, was converted to common stock on April 5, 2022, the note was converted to 153,645 shares @ $0.0348750 per share.

A $2,500 convertible note dated March 23, 2022, was converted to common stock on April 5, 2022, the note was converted to 71,873 shares @ $0.0348750 per share.

A $5,000 convertible note dated August 25, 2021, was converted to common stock on April 5, 2022, the note was converted to 153,645 shares @ $0.0348750 per share.

A $5,000 convertible note dated March 24, 2022, was converted to common stock on April 5, 2022, the note was converted to 143,699 shares @ $0.0348750 per share.

A $12,000 convertible note dated December 23, 2021, was converted to common stock on April 5, 2022, the note was converted to 355,172shares @ $0.0348750 per share.

A $5,000 convertible note dated March 24, 2022, was converted to common stock on April 5, 2022, the note was converted to 143,699 shares @ $0.0348750 per share.

A $7,500 convertible note dated March 24, 2022, was converted to common stock on April 5, 2022, the note was converted to 215,549 shares @ $0.0348750 per share.

A $5,000 convertible note dated April 5, 2022, is unsecured and bears interest of 12% per annum. The note is due April 4, 2023, unless converted to common stock.

A $5,000 convertible note funded on April 22, 2022, is unsecured and bears interest of 12% per annum. The note is due April 6, 2023, unless converted to common stock.

A $9,990 convertible note funded on April 26, 2022, is unsecured and bears interest of 12% per annum. The note is due April 23, 2023, unless converted to common stock.

ITEM 2. PLAN OF OPERATIONS

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENT NOTICE

This Form 10-Q contains certain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. For this purpose, any statements contained in this Form 10-Q that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the foregoing, words such as “may,” “will,” “expect,” “believe,” “anticipate,” “estimate” “continue” or comparable terminology are intended to identify forward-looking statements. These statements by their nature involve substantial risks and uncertainties, and actual results may differ materially depending on a variety of factors, many of which are not within our control. These factors include but are not limited to economic conditions generally and in the industries in which we may participate; competition within our chosen industry, including competition from much larger competitors; technological advances, and failure to successfully develop business relationships.

OUR BUSINESS

Our business is integrating existing and proprietary technologies including certain sustainable energies in the emissions-free processing of above-ground resources including municipal solid waste into in-demand commodities, supporting the circular economy.

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

In 2008, the Company was introduced to Dr. Mory Ghomshei one of the world’s leading geothermal experts, and two of his geothermal power projects in British Columbia, Canada. We worked with companies Aqua Terra Power and Aqua Terra Geothermal through the balance of 2009 on the two geothermal power projects in British Columbia. Other than lending Aqua Terra funds no formal arrangement was entered pending them securing drill permits on the two projects.

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

TransAct in mid-2009 started introducing the concept of geothermal power to markets in Western and South Asia with the plan to enter joint venture relationships to develop geothermal power projects in these areas. To enter these markets as a power producer the Company found it strategic to develop traditional carbon-fueled power projects in addition. After discussions with Spectrum Energy Project Investments (a UAE power company), submitted applications to the Basra Investment Commission to develop/manage three natural gas power plants. These multi-billion-dollar projects came with long-term power purchase agreements (PPA) and sovereign guarantees and our application through Spectrum was shortlisted. We were unsuccessful in completing our acquisition of 50% of Spectrum and the initial offering lapsed.

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

Joint development agreement negotiations took place in December 2010 clearing the way for Transact to enter one major project in Southeast Asia in 2011. The 2011 year was frustrated with the company’s inability to collect raised or earned funds into the company’s bank account. Thus projects, joint ventures, and previous efforts were postponed or lost permanently. While we did maintain the company’s trading status the year was taken up with collection efforts and supporting business relationships while in limbo. We did initiate discussions on new waste-to-value technologies to leverage the work we had done previously in this sector.

The Company’s 2012 efforts were focused on building out a Waste Optimization division. We modified our Business Plan for this focus and entered a Joint Development Agreement with the owners of a small-scale, proprietary, zero-emissions waste optimization plant (“ZEWOPtm”) that had been operating a 20 tonne per day plant for two years. We reconnected with clients in India and Brazil for future waste optimization opportunities. From the second quarter, through to the end of 2012, we worked to raise the necessary funds to build a municipal scale plant (500+ tonnes per day) in Scotland.

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

Throughout 2014 TransAct worked to finalize the engineering review and agreements necessary to develop the first ZEWOPtm in Puebla, Mexico. The plant under design is capable of processing 1320 metric tons per day of Municipal Solid Waste (“MSW”) and is estimated to cost approximately three hundred million dollars. In late November Fichtner Consulting Engineers reported they believed the ZEWOPtm could process the MSW 100% into useable products without emissions. The Fichtner report provided TransAct the opportunity to submit the Waste Supply Agreement to the Municipality of Puebla, prepare off-take agreements for interested buyers of the ZEWOPtm products and formalize the share purchase agreement with the Puebla Waste Consortium (“PWC”). PWC intended on providing 30% of the capital required to build the ZEWOPtm, while TransAct negotiates third-party lenders for the remaining 70% of the cost through debt instruments.

The Company delivered the results of the Fichtner Report to the Puebla City Staff in December of 2014. The cost of the plant was more than originally discussed because it included garbage pre-processing and their waste contained more water. This affected the required equity and although it was never stated appears to be the cause of the PWC’s hesitation. We also found out subsequently there was legal wrangling and backroom negotiations between the existing MSW concession holders and the municipal/state government, affecting their ability to sign with us. After 6 months with no movement forward for the MSW feedstock from the City of Puebla, Management set out in 2015 to secure an alternate source of MSW. The agreement we had with the Puebla Waste Consortium was terminated however the sales efforts were all to National/International companies whose interest in our products will not change with a change in location. The one hundred-million-dollar equity for the plant in Puebla disappeared with the termination of the consortium contract. An alternative source of the plant equity is being sought during 2015/16 with a variety of investors coming forward during this period. As soon as we finalize the feedstock and sales contracts, we will seek to formalize the required equity.

Because of the specialized nature of many of the ZEWOPtm components, we initiated some of the equipment procurement; thus, we entered a design/supply agreement for our proprietary reactors with a specialized engineering firm.

2014 saw the Company form subsidiary corporations in Ireland and Mexico. In Ireland we established the wholly-owned subsidiary “TransAct Energy Global Limited”, this company will in turn wholly own each national subsidiary. The first national subsidiary of TransAct Global is “TransAct Energy Mexico S.DE R.L. DE C.V.” which will own a majority shareholding of each holding company that owns a ZEWOPtm like the Mexican corporation “Puebla ZEWOP 1, S. DE R.L. DE C.V.”.

2015’s efforts focused on completing the due diligence for the Mexican candidate feedstocks including matching equity partners and buyers of the resulting products. To that end, we now have several feed-stock agreements to negotiate through to a final agreement or dismiss depending on the outcome of the negotiations. The potential equity partners have been identified subject to finalizing the feed-stock agreement and pre-sales of the future products. The clients that signed letters of intent for the products have also been briefed on the potential feed-stock cities to re-confirm their commitment.

2016 we focused on finalizing contracts for the required MSW feedstock. The results were a signed memorandum of understanding (MOU) with a private contractor in Mexico City and a municipality outside of Asuncion, Paraguay; a letter of invitation from the Republic of Panama; and a formal proposal to a municipality in the State of Jalisco, Mexico now awaiting the formal request for proposal coming in 2017. The Mexico City MOU was followed in December 2016 with a Waste Supply Agreement. Each opportunity was negotiated to satisfy our need for thirteen hundred and twenty metric tons per day of MSW feedstock per ZEWOPtm.

2017 was Transacts breakthrough year as it finally secured the required feedstock under a long-term contract for its first ZEWOPtm to be in Mexico’s second-largest city Guadalajara. We immediately secured a strategically located industrial site in El Salto and have proceeded to pre-sell the products from the future ZEWOPtm.

In 2018 we focused on completing the due diligence for the El Salto site, the pre-development capital required to pay for the building site, and the completion of all preliminary design work required to secure an EPC Contractor (Engineering, Procurement, and Construction) through the tender process to build the ZEWOPtm. Due diligence was completed proving the site suitable for our proposed use and the landowners have so far continued to wait for us to close on the site.

Figure 1: Concept Rendering of El Salto ZEWOPtm

Plant is estimated at 31,355 sq. meters. Using approximately 7.2 hectares.

2019 was dominated by closing the funds to build the El Salto ZEWOPtm and preparing the Company for operating status. This included continued meetings with members of the new Mexican government to forward our waste management approach in Mexico and renegotiating the purchase of the El Salto lands anticipating a closing. We started the process of acquiring a sustainable geothermal technology that will provide most of the energy required to operate the ZEWOPtm. Our incoming COO and CPO started working through the people requirements for Mexico.

We acquired another Irish corporation to hold our physical assets in Ireland as we start the search for facilities to house our global accounting, human resources, and research/development offices in Dublin. To that end, Christina Kenny officially came on as our Chief People Officer starting the process of identifying our first hires for both the global administration and the El Salto ZEWOPtm.

2020 had two focuses: We continued raising the predevelopment capital for El Salto, Mexico, and new business development initiatives that could result in cash flow. Raising the pre-development capital for El Salto during COVID-19 Pandemic led to the loss of several funders, however, as companies adjusted it created new opportunities. We reduced our initial capital requirements by $10 Million by negotiating a lease/purchase agreement on the El Salto lands. Then after many single-family office contacts, we negotiated the balance of the funds required. We have contracted for a $14 Million loan which was expected in April 2021with an office that owns an EPC

Contractor and we have agreed to their preferred vendor status, provided they are competitive through the tender process. In terms of business development, we contracted with our reactor engineers to develop a retail business using our core reactor technology. The retail opportunity is in the planning stage.

2021 efforts were focused on planning, team building, and completing our funding in anticipation of starting the predevelopment phase of the El Salto ZEWOPtm. In that process we clearly identified our purpose “To Help humanity restore its balance with nature” and our Mission “To utilize latent energies and human offcasts to create resources that enhance the Economy, the Environment, and Communities we operate in.” All corporate activity undertaken will work towards our vision of “a world where all energy and resources used to sustain humanity, have no impact on the biosphere.” To that end we spent time examining our future risk and resilience strategies, examining our supply mesh, and creating a detailed plan for the first ninety days after launch.

At the beginning of 2022, we continued to work on all potential funding relationships, two of which have continued to mature through due diligence and negotiations. We anticipate the second quarter of 2022 to deliver project financing results. During this period, we also were able to raise some working capital and maintain relationships in Guadalajara, MX.

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

It is our intent during the eighteen months that it should take to construct the first municipal scale ZEWOPtm; to debug any mechanical/operational issues of the design. After the first building is erected (approximately one-year in), we will secure the second site in Guadalajara and start its construction as soon as the first plant is certified operational. We will complete the assembly of the second ZEWOPtm to perfect the project management process, creating a cookie-cutter approach to ZEWOPtm buildout.

The first two ZEWOPtm gives us the opportunity to recruit and train the project managers’ expertise to effectively work with our EPC contractors in the development of each new ZEWOPtm; with a focus on streamlining the Supply Mesh of required materials and equipment.

During the estimated twenty-four to thirty months, it will take to get the first two ZEWOPtm underway, we intend on embedding a team in Europe to secure feedstock and development sites for the next twenty ZEWOPtm. This approach will be continued around the globe, selecting major markets that are politically and economically ready to adopt our approach to sustainable manufacturing using solid waste. Upon receipt (in the last quarter of 2021) of the loan funds required for the pre-development of the El Salto, ZEWOPtm; our pre-described timeline will start.

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

TransAct intends on establishing the manufacturing of our proprietary reactors in North America immediately upon receiving our funds. Our facility would supply the demand for both Mexico, South America, Central America, Canada, and the USA.

ZEWOPtm can demonstrate to Mexico and the World a municipal scale solution to manufacturing using solid waste without emissions. Although we have been approached to build in other North American cities, we feel the market is best approached when the first ZEWOPtm is fully operational to garner government agency support. Once we break ground, we will make sure major municipalities throughout the US and Canada are aware of our process, so we get on their technology review lists. This will ensure a smoother entry into other North American market.

Until the first revenues from operations come in, our corporate operations will continue to be funded by raising money through private placements or public offerings. We anticipate bringing on an expanded management team to oversee our operational growth throughout the upcoming year and plan to raise additional capital as required.

SUBSEQUENT EVENTS

We raised nineteen thousand nine hundred and ninety dollars ($19,990) through Convertible Notes in April 2022. See Note 12 of the Notes to Financial Statements.

On April 5th, 2022, we issued 1,390,926 restricted common shares of the Company in payment of $48,508.56 of Notes payable and their accrued interest. See Note 12 of the Notes to Financial Statements.

RESULTS OF OPERATIONS

Results of Operations for Three Months Ending March 30, 2022, Compared to Three Months Ending March 30, 2021

We did not generate any material revenue from January 1, 2022, to March 31, 2022, as was the same for the three-month period in 2021.

For the three months ended March 31, 2022, our general and administrative expenses were $ 240,950 compared to $ 82,743 for the same period in 2021. Expenses consisted primarily of consulting at $167,925 (most of this was from expensing 2012 fees sitting in prepaid) and compensation of $81,787. Consulting was $1,200 and Compensation was $78,251 for the same period ending September 30, 2020.

Interest Expense for the three months ending March 31, 2022, was $387.700 compared to $386,529 for the same period in 2021. As a result, we have reported a net loss before taxes of ($628,650) for the Three Months ended March 31, 2022, compared to a loss of ($469,272) for the same period last year.

Stock-Based Compensation Costs. There was $0 stock-based compensation recorded during the period ended September 30, 2021.

LIQUIDITY AND CAPITAL RESOURCES

As of March 31, 2022, our current assets are $240,111 made up of prepaid expenses of $90,992, receivables of $137,380 and $11,739 cash on hand. Our current liabilities consist of accounts payable in the amount of $314,940, accrued interest of $8,112,254 compensation payable of $3,525,315, and Notes payable, net of any discount of $703,070. The Note Payable increased by an additional $299,960 to acknowledge funds paid in by others on behalf of the Puebla Consortium that no longer exists. These funds have been recharacterized as Small Loans in anticipation of repayment rather than forfeiture.

NEED FOR ADDITIONAL FINANCING

We estimate our upcoming operating expenses to increase substantially as we transcend from the development stage to the operating stage and maybe as much as $1,000,000,000.00 over the coming year. We do not have any commitments for capital expenditures however we do anticipate entering into commitments to secure acquisitions. We believe we will need additional funds to cover our expenses and acquisitions for the next twelve months. Our need for capital may change dramatically as we pursue our business plan during that period. At present, we have no material understandings, commitments, or agreements with respect to the acquisition of any business venture or capital commitments. Further, we cannot assure that we will be successful in consummating business opportunities on favorable terms, or we will be able to profitably manage any business opportunities. Should we require additional capital, we may seek additional advances from officers, sell common stock or find other forms of debt financing.

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rules 13a-15(e) and 15d-15(e) promulgated under the Exchange Act. Based on this evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were effective at a reasonable assurance level as of March 31, 2022, the end of the period covered by this report.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

604,982 shares of Company securities were in effect sold during the three months ended March 31, 2021. The $5,000 received in 2020 and 2021 respectively through Convertible Notes was used for operating expenses during those periods.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None

ITEM 4. REMOVED AND RESERVED

None.

ITEM 5. OTHER INFORMATION.

Up to the period ended March 31, 2022, the Company worked diligently on its business and maintaining its reporting status with the SEC. However, due to finances, we are forced to file our Annual Report without auditors’ review the company is delinquent in required audited filings with the SEC as determined by the NASD. Because of filing unaudited statements and changes to the over-the-counter bulletin board (“OTCBB”) we were downgraded from the OTC Pinks to the OTC Experts on September 28, 2021. When we amend our filings to include audited statements for 2012, 2013, 2014, 2015, 2016, 2017, 2018, 2019, and 2020 we can reapply to the OTCBB for an OTCQB listing. We have started the process of engaging a US accounting firm to prepare all filings and financial statements for the auditors subject to funding. As of April 1, 2022, the Company was reinstated to the OTC Pinks and is now identified as Current.

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

(b)  Reports on Form 8-K (none)

*The Exhibit attached to this Form 10-Q shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934 (the “Exchange Act”) or otherwise subject to liability under that section, nor shall it be deemed incorporated by reference in any filing under the Securities Act of 1933, as amended, or the Exchange Act, except as expressly set forth by specific reference in such filing.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

TRANSACT ENERGY CORP.

Date: May 2, 2022	By: /s/ Rod Bartlett
Rod Bartlett
President, Chief Executive Officer