Form 10-Q
period 2022-09-30
TRANSACT ENERGY CORP
filed 2022-10-12
CIK 1383394

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2022

or

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of September 30, 2022: 65,471,564 common shares issued and outstanding. 0 preferred shares.

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

The accompanying financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows on September 30, 2022, and 2021 and for the periods then ended have been made. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s December 31, 2021, management prepared financial statements. The results of operations for the periods ended September 30, 2022, and 2021 are not necessarily indicative of the operating results for the full year.

FINANCIAL STATEMENTS

TRANSACT ENERGY CORP.

(A Development Stage Company)

(Unaudited - Prepared by Management)

TRANSACT ENERGY CORP.

(A Development Stage Company)

INTERIM BALANCE SHEET

(Unaudited - Prepared by Management)

	September 30, 2022	December 31, 2021	Year over Year
ASSETS

Current
Cash	$68,550	$4,894	$63,656
Receivable	137,379	108,495	28,884
Prepaid Expenses	90,992	294,763	(203,771)
Total Current Assets	296,921	408,152	(111,231)

Capital
Furniture & Equipment	4,632	-	4,632
Software	-	-	-
Total Capital Assets	4,632	-	4,632

Other
Incorporation Costs	11,791	11,791	-
Intellectual Property	416,035	130,520	285,515
Total Other Non-current Assets	$427,826	$142,311	$285,515
	$729,379	$550,463	$178,916
			-
LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)			-
			-
Current			-
Bank indebtedness	-	-	-
Accounts payable	308,323	339,011	(30,688)
Accrued interest	8,896,432	7,725,686	1,170,746
Accrued interest - related party	-	-	-
Compensation payable	3,653,311	3,462,781	190,530
Notes payable - net of discount	656,070	393,110	262,960
Notes payable - Related parties, net of discount	-	-	-
Total Current Liabilities	13,514,136	11,920,588	1,593,548
			-
Stockholders' Equity (Deficit)			-
Preferred stock, $.001 par value, 10,000,000 shares authorized no shares issued and outstanding	-	-	-
Common Stock, $.001 par value, 100,000,000 shares authorized 65,471,564 shares issued and outstanding	65,471	61,631	3,840
Capital in excess of par value	3,553,828	3,377,513	176,315
Subscriptions receivable	-	-
Deficit accumulated during the development stage	(16,404,056)	(14,809,269)	(1,594,787)
			-
Total Stockholders' Equity (Deficit)	(12,784,757)	(11,370,125)	(1,414,632)
	$729,379	$550,463	$178,916

The accompanying notes are an integral part of these financial statements.

TRANSACT ENERGY CORP.

(A Development Stage Company)

INTERIM STATEMENTS OF OPERATIONS

(Unaudited - Prepared by Management)

	Cumulative from inception March 15, 2006 September 30, 2022	Three months ended September 30, 2022	Nine months ended September 30, 2022	Three months ended September 30, 2021	Nine months ended September 30, 2021

REVENUE	$12,440	$-	$-	$-	$-

EXPENSES
General and administrative	6,984,319	94,343	420,877	79,405	241,078
Unsuccessful lease purchases	18,673	-	-	-	-

Total Expenses	7,002,992	94,343	420,877	79,405	241,078

LOSS BEFORE OTHER INCOME (EXPENSE)	(6,990,552)	(94,343)	(420,877)	(79,405)	(241,078)

Interest income	50,954	-	-	-	-
Interest expense	(9,187,164)	(395,135)	(1,173,910)	(395,461)	(1,174,870)
Gain on debt settlement	34,864	-	-	-	-
Loss on write off of investment in lease	(12,684)	-	-	-	-
Allowance for loss on loans receivable and related interest	(299,474)	-	-	-	-

LOSS FROM OPERATIONS BEFORE INCOME TAXES	(16,404,056)	(489,478)	(1,594,787)	(474,866)	(1,415,948)

CURRENT TAX EXPENSE	-	-	-	-	-

DEFERRED TAX EXPENSE	-	-	-	-	-

NET LOSS	$(16,404,056)	$(489,478)	$(1,594,787)	$(474,866)	$(1,415,948)

LOSS PER COMMON SHARE		(0.008)	(0.025)	(0.008)	(0.023)

The accompanying notes are an integral part of these financial statements.

TRANSACT ENERGY CORP.

(A Development Stage Company)

INTERIM STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)

__________________________

FOR THE SIX MONTHS ENDED SEPTEMBER 30, 2022

(Unaudited)

	Preferred stock		Common Stock
	Shares	Amount	Shares	Amount	Capital in Excess of Par Value	Deficit Accumulated During the Development Stage

Balance, December 31, 2021	-	$-	61,630,907	$61,631	$3,377,514	$(14,809,269)

Issuance of 604,982 common shares pursuant to a convertible option of a notes payable totaling $10,000 plus interest at values of $0.01125, and $0.056 per share.	-	-	604,982	605	10,528	-
Net loss for the period ended March 31, 2022	-	-	-	-	-	(628,650)
Balance, March 31, 2022	-	$-	62,235,889	$62,236	$3,388,042	$(15,437,919)

Issuance of 1,615,919 common shares pursuant to a convertible options of a notes payable totaling $55,990 plus interest at values of $0.034875, and $0.045 per share.	-	-	1,615,919	1,616	57,017	-
Net loss for the period ended June 30, 2022	-	-	-	-	-	(628,650)
Balance, June 30, 2022	-	$-	63,851,808	$63,852	$3,445,059	$(15,914,919)

Issuance of 1,619,756 common shares pursuant to convertible options of a notes payable totaling $110,390 plus interest at values of $0.0375, $0.04 and $0.074 per share.	-	-	1,619,756	1,620	108,770	-
Net loss for the period ended September 30, 2022	-	-	-	-	-	(489,478)
Balance, September 30, 2022	-	$-	65,471,564	$65,472	$3,553,829	$(16,404,056)

The accompanying notes are an integral part of these financial statements.

TRANSACT ENERGY CORP.

(A Development Stage Company)

INTERIM STATEMENTS OF CASH FLOWS

(Unaudited - Prepared by Management)

	Cumulative from inception March 15, 2006 September 30, 2022	Nine months ended September 30, 2022	Nine months ended September 30, 2021

Cash Flow From Operating Activities:
Net loss for the period	$(16,404,056)	$(1,594,787)	$(1,415,948)
Adjustments to reconcile net loss to cash used by operating activities:
Stock issued for services	1,095,720	-	-
Stock issued for expenses	94,313	-	-
Debt issued for services	12,847	-	-
Amortization	1,654	(4,632)	192
Loss on write off of investment in lease	12,684	-	-
Allowance for interest receivable	50,954	-	-
Allowance for loans receivable	248,521	-	-
Interest expense from beneficial conversion feature on notes payable	124,548	-	-
Loss on stock subscriptions receivable	550,431	-	-
Gain on debt settlement	(34,864)	-	-
Change in assets and liabilities:
Decrease (Increase) in interest receivable	(50,954)	-	-
Decrease (Increase) in prepaid expenses	(90,992)	203,771	-
Decrease (Increase) in accounts receivable	(137,379)	(28,884)	(2,125)
Increase (decrease) in accounts payable	308,323	(30,688)	(1,562)
Increase in compensation payable	3,653,311	190,530	215,499
Increase in accrued interest	8,896,432	1,170,746	1,169,966
Net Cash (used) by Operating Activities	$(1,668,507)	$(93,944)	$(33,978)

Cash Flows From Investing Activities:
Acquisition of oil and gas leases	(12,684)	0	-
Acquisition of Intellectual Property	(416,035)	(285,515)	-
Purchase of software	-	0	-
Purchase of furniture & equipment	-	0	-
Loans receivable	-	0	-
Proceeds from loans receivable	15,000	0	-
Net Cash (Used) by Investing Activities	$(413,719)	$(285,515)	$-

Cash Flow From Financing Activities
Proceeds from common stock issuance	3,619,299	180,155	47,402
Proceeds received for stock not yet issued	-	-	-
Stock offering costs	(13,263)	-	-
Proceeds from notes payable	656,070	262,960	35,000
Repayment of notes payable	(2,111,330)	-	(42,500)
Net Cash Provided by Financing Activities	$2,150,776	$443,115	$39,902

Net Increase (Decrease) in Cash	68,550	63,656	5,924
Cash (Bank Indebtedness) at Beginning of Period	-	4,894	1,223
Cash at End of Period	$68,550	$68,550	$7,147

The accompanying notes are an integral part of these financial statements.

TRANSACT ENERGY CORP.

(A Development Stage Company)

INTERIM STATEMENTS OF CASH FLOWS

- CONTINUED -

(Unaudited - Prepared by Management)

	Cumulative from inception March 15, 2006 September 30, 2022	Nine months ended September 30, 2022	Nine months ended September 30, 2021

Supplemental Disclosures of Cash Flow Information:
Cash paid during the period for:
Interest	-	-	-
Income taxes	$-	$-	$-

Supplemental Schedule of Noncash Investing and Financing Activities:
Shares issued for services	23,819,209	-	-
Shares issued on conversion of debt	36,942,867	3,840,657	901,995
Shares issued for acquisition	3,600,000	-	-
Shares issued to shareholders in exchange for free trading shares	1,109,488	-	-
Subscriptions receivable	-	-	-

The accompanying notes are an integral part of these financial statements.

TRANSACT ENERGY CORP.

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

(Unaudited - Prepared by Management)

September 30, 2022

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

Interim Condensed Financial Statements - The accompanying interim financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows on September 30, 2022, and 2021 and for the periods then ended have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted.  It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s December 31, 2021, unaudited financial statements.  The results of operations for the periods ended September 30, 2022, and 2021 are not necessarily indicative of the operating results for the full year.

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

The Company has no tax positions on September 30, 2022, and 2021 for which the ultimate deductibility is highly certain but for which there is uncertainty about the timing of such deductibility.

The Company recognizes interest accrued related to unrecognized tax benefits in interest expense and penalties in operating expenses. During the years ended December 31, 2021, and 2020, the Company recognized no interest and penalties. The Company had no accruals for interest and penalties on September 30, 2022, and 2021.

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

September 30, 2022

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

NOTE 3 - SOFTWARE

		Accumulated	Net Book Value
	Cost	Amortization	Sept 30, 2022	Dec 31, 2021

Software	$3,812	$3,812	$-	$-

TRANSACT ENERGY CORP.

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

(Unaudited - Prepared by Management)

September 30, 2022

NOTE 4 - NOTES PAYABLE

The $10,000 convertible promissory note payable to a company whose shareholders hold less than 10% in TransAct is unsecured, bears interest at 10% per annum, and was due and payable on March 31, 2010. The payee had the option to convert the entire principal amount on or before April 29, 2009, into common shares of the Company based on a conversion rate of $.00345 per share. No interest was payable if the principal was converted to shares of the Company. The payee did not exercise its conversion option. The note is currently outstanding and in October 2010 the Company issued a check in the amount of $11,876 as payment in full of principal and interest which was returned un-cashed by the payee. On September 30, 2022, accrued interest was $13,938.

The $17,500 promissory note payable to a company whose shareholders hold less than 10% in TransAct is unsecured, bears interest at 10% per annum, and is due on demand. This note is currently in default. On September 30, 2022, accrued interest was $23,642.

The $25,000 and $15,243.90 ($20,000 CAD) promissory notes payable dated April 22, 2011, and March 31, 2011, respectively are unsecured and bear interest at 60% per annum or $2,500 and $1,445 ($2,000 CAD) respectively whichever is greater. The notes are due on demand and may be prepaid in whole or part without penalty. Accrued interest was $$276,617 on September 30, 2022.

The $ 3,811 ($5,000 CAD) promissory note payable dated September 12, 2011 is unsecured and bears interest at $361 up to September 16, 2011, and $36 per diem until all principal and interest are repaid. The note is due on demand and may be prepaid in whole or part without penalty. Accrued interest was $149,145 on September 30, 2022.

The $100,000 promissory note payable dated September 30, 2013 is unsecured and is non-interest bearing.

A $22,030 promissory note payable dated February 24, 2011, to a former officer bears interest of $6,000 and was due on March 4, 2011. This note is accruing interest at $360 per day for every day after March 4, 2011, until the note is repaid in full. On September 30, 2022, accrued interest was $1,528,673.

A $46,660 promissory note payable dated April 22, 2011, to a former officer (more than 1 year ago) bears interest at 1% per diem. A beneficial conversion feature of $2,750 was recorded as a discount to the notes with the offset to Additional Paid-in Capital. In May 2011 the holder of the note converted $10,000 of principal into 750,000 shares of common stock and the discount was expensed to interest. The remaining balance of $36,660 is due on demand. On September 30, 2022, accrued interest was $1,541,664.

A $3,000 convertible promissory note payable to a former officer is secured by certain assets and equipment of the Company and bore interest at 8% per annum through the due date of November 2010 and is currently in default and bearing interest at 60%. A beneficial conversion feature of $3,000 has been recorded as a discount to the note with an offset to additional paid-in capital. The discount was fully amortized in 2010. On September 30, 2022, accrued interest was $22,563.

A $9,980 short-term loan dated January 23, 2018, is unsecured and bears fixed interest of $3000, and was due March 5th, 2018. This note is currently in default. Interest at the option of the Lender may be paid in stock at a 75% discount to the market. On September 30, 2022, we accrued interest of $120,434.

A $4,980 short-term loan dated February 26, 2018, is unsecured and bears fixed interest of $1500, and was due in March 2018. This note is currently in default. Interest at the option of the Lender may be paid in stock at a 75% discount to the market. On September 30, 2022, we accrued $60,214 in interest.

A $4,980 short-term loan dated May 29, 2018, is unsecured and bears interest of $35.71 per day and was due on June 30, 2018. This note is currently in default. On September 30, 2022, we accrued $56,607 in interest.

TRANSACT ENERGY CORP.

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

(Unaudited - Prepared by Management)

September 30, 2022

A $60,000 short-term loan dated June 6, 2018, is unsecured and bears interest of $3,000 per day. On September 30, 2022, we accrued $4,731,000 in interest.

A $3,980 short-term loan dated July 25, 2018, is unsecured and bears interest of $28.49 per day and was due on Aug 31, 2018. This note is currently in default. On September 30, 2022, we accrued $43,533 in interest.

A $5,000 short-term loan dated January 25, 2019, is unsecured and bears interest of $28.49 per day and was due February 25, 2019. This note is currently in default. On September 30, 2022, we accrued $48,000 in interest.

A $5,000 short-term loan dated February 28, 2019, is unsecured and bears interest of $28.49 per day and was due March 23, 2019. This note is currently in default. On September 30, 2022, we accrued $46,786 in interest.

A $10,000 short-term loan dated April 26, 2019, is unsecured and bears interest of 71.4257 per day. This note is currently in default. On September 30, 2022, we accrued $89,505 in interest.

A $5,000 short-term loan dated August 26, 2019, is unsecured and bears interest of 35.7143 per day. This note is currently in default. On September 30, 2022, we accrued $40,393 in interest.

A $4,995 short-term loan dated November 21, 2019, is unsecured and bears interest of 35.7143 per day on August 26, 2019. This note is currently in default. On September 30,2022, we accrued $37,286 in interest.

A $4,995 short-term loan dated December 20, 2019, is unsecured and bears interest of 35.7143 per day. On September 30, 2022, we accrued $36,250 in interest.

A $3,980 short-term loan dated March 20, 2020, is unsecured and bears interest of 28.57144 per day. On September 30, 2022, we accrued $26,400 in interest.

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

September 30, 2022

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

A $5,000 convertible note dated April 5, 2022, is unsecured and bears interest of 12% per annum. The note is due April 4, 2023, unless converted to common stock. On August 8, 2022, the note was converted (see Note 6) and the accrued interest was $199.

A $5,000 convertible note dated April 22, 2022, is unsecured and bears interest of 12% per annum. The note is due April 21, 2023, unless converted to common stock. On August 17, 2022, the note was converted (see Note 6) and the accrued interest was $191.

A $9,990 convertible note dated April 26, 2022, is unsecured and bears interest of 12% per annum. The note is due April 25, 2023, unless converted to common stock. On June 6, 2022, the Note was converted (see Note 6) and the interest accrued was $135.

A $100,00 convertible note dated August 10, 2022, is unsecured and bears interest of 12% per annum. The note is due August 10, 2023, unless converted to common stock. On August 11, 2022, the Note was converted (see Note 6) no interest was accrued.

NOTE 5 - NOTES PAYABLE - RELATED PARTIES

There are no notes payable to related parties on September 30, 2022.

NOTE 6 - CAPITAL STOCK

Preferred Stock - The Company has authorized 10,000,000 shares of preferred stock, $.001 par value, with such rights, preferences, and designations and to be issued in such series as determined by the Board of Directors. No shares are issued and outstanding on September 30, 2022.

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

September 30, 2022

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

September 30, 2022

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

September 30, 2022

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

September 30, 2022

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

In August 2022, the Company authorized the issuance of 1,619,756 common shares pursuant to convertible option of notes of $5.000 at $0.0375, $100,000 at $0.074 and  $5,000 at $0.04 per share.

NOTE 7 - INCOME TAXES

The Company accounts for income taxes in accordance with ASC Topic No. 740 which requires the Company to provide a net deferred tax asset/liability equal to the expected future tax benefit/expense of temporary reporting differences between book and tax accounting methods and any available operating loss or tax credit carryforwards.  The Company has available on September 30, 2022, an operating loss carryforward of approximately $16,404,056 which may be applied against future taxable income, and which expires in various years through to 2042.

The amount of and ultimate realization of the benefits from the operating loss carryforwards for income tax purposes is dependent, in part, upon the tax laws in effect, the future earnings of the Company, and other future events, the effects of which cannot be determined.  Because of the uncertainty surrounding the realization of the loss carryforwards, the Company has established a valuation allowance equal to the tax effect of the loss carryforwards and, therefore, no deferred tax asset has been recognized for the loss carryforwards.  The net deferred tax asset is approximately $3,280,811 as of September 30, 2022, with an offsetting valuation allowance of the same amount.

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

TRANSACT ENERGY CORP.

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

(Unaudited - Prepared by Management)

September 30, 2022

NOTE 9 - RELATED PARTY TRANSACTIONS

Management Compensation - The Company has accrued executive compensation of $2,961,801 to the CEO and President of the Company from inception to the period ended September 30, 2022 (See Note 11).

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

The Company has accrued executive compensation of $ 164,343 to the Directors of the Company and its subsidiaries to the period ended September 30, 2022 (See Note 11).

NOTE 10 - LOSS PER SHARE

The following data shows the amounts used in computing loss per share for the periods presented:

	Three months ended September 30, 2022	Nine months ended September 30, 2022	Three months ended September 30, 2021	Nine months ended September 30, 2021

Loss available to common shareholders (numerator)	$(489,478)	$(1,594,787)	$(474,866)	$(1,415,948)
Weighted average number of common shares outstanding during the period used in loss per share (denominator)	63,405,780	63,405,780	61,502,051	61,502,051

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

September 30, 2022

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

Loan Agreement - Pursuant to an Agreement on June 28th, 2012, that was extended to August 31, 2012, and then on Aug 30th, 2012, to November 15th, 2012, and was extended to May 15, 2014; where originally on May 11, 2012, the Company arranged for 3,005,000 free trading shares to be placed as additional security for a $100,000 loan as a retainer for the financing of 100 million dollars. The Company had a Memorandum of Understanding to receive one third or 30 million dollars of this financing. The financing was not completed. If these shares are used to repay the loan the Company will have to issue the shares used plus 10% additional shares to the contributing shareholders and expense whatever shares are used as financing costs. The shares remain outstanding.

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

Waste Supply and Disposal Agreement - On September 13, 2017, the Company through its subsidiary Puebla Z.E.W.O.P. 1, S.de R.L. de C.V. contracted with Hasars, S.A. de C.V. to purchase four-hundred and eighty-one thousand, eight hundred (481,800) metric tons (MT) per year at a cost of $180 Mexican Pesos per MT or approximately $2 Million USD per annum. The contract is for a ten-year period initially and conditional on us producing a certified operational ZEWOPtm.

TRANSACT ENERGY CORP.

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

(Unaudited - Prepared by Management)

September 30, 2022

Land Purchase Agreement - On October 25th, 2017, the Company through its subsidiary Puebla Z.E.W.O.P. 1, S.de R.L. de C.V. entered into a land purchase agreement for 18.42 hectares of industrial use land in El Salto, Jalisco, Mexico. In May 2019 we renewed negotiations through TransAct Energy Mexico for the lands revised at 19.57 hectares and a price of approximately $10,423,75. The $90,000 deposit paid with stock may be reclaimed and settled with cash. On January 7th, 2021, the Company through its subsidiary TransAct Energy Mexico S. de R.L.  de C.V. modified the agreement to a Lease Purchase Agreement for the 19.57-hectare lands in El Salto, Jalisco, Mexico at 403,000 Mexican Pesos (Approx. $20,000) per month for up to 2 years with all payments contributing to the purchase starting March 1st, 2021. On December 31, 2021, the agreement lapsed.

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

2015’s efforts entailed completing the due diligence for the Mexican candidate feedstocks including matching equity partners and buyers of the resulting products. To that end, we now have several feed-stock agreements to negotiate through to a final agreement or dismiss depending on the outcome of the negotiations. The potential equity partners have been identified subject to finalizing the feed-stock agreement and pre-sales of the future products. The clients that signed letters of intent for the products have also been briefed on the potential feed-stock cities to re-confirm their commitment.

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

In 2018 included completing the due diligence for the El Salto site, the pre-development capital required to pay for the building site, and the completion of all preliminary design work required to secure an EPC Contractor (Engineering, Procurement, and Construction) through the tender process to build the ZEWOPtm. Due diligence was completed proving the site suitable for our proposed use and the landowners have so far continued to wait for us to close on the site.

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

2020: We continued raising the predevelopment capital for El Salto, Mexico, and new business development initiatives that could result in cash flow. Raising the pre-development capital for El Salto during COVID-19

Pandemic led to the loss of several funders, however, as companies adjusted it created new opportunities. We reduced our initial El Salto capital requirements by $10 Million negotiating a lease/purchase agreement on the El Salto lands. Then after many single-family office contacts, we negotiated the balance of the funds required.  We have contracted for a $14 Million loan which was expected in April 2021with an office that owns an EPC Contractor and we have agreed to their preferred vendor status, provided they are competitive through the tender process. In terms of business development, we contracted with our reactor engineers to develop a retail business using our core reactor technology. The retail opportunity is in the planning stage.

2021 efforts were focused on planning, team building, and completing our funding in anticipation of starting the predevelopment phase of the El Salto ZEWOPtm. In that process we clearly identified our purpose “To Help humanity restore its balance with nature” and our Mission “To utilize latent energies and human off casts to create resources that enhance the Economy, the Environment, and Communities we operate in.”  All corporate activity undertaken will work towards our vision of “a world where all energy and resources used to sustain humanity, have no impact on the biosphere.”  To that end we spent time examining our future risk and resilience strategies, examining our supply mesh, and creating a detailed plan for the first ninety days after launch.

The first three quarters of 2022 included vetting new financing and development opportunities, while continuing to follow through on the potential financing offered through DGS Management. All parties involved anticipate closing our project financing within the 2022 year.  We continued to raise working capital and maintain relationships in Guadalajara, MX.

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

SUBSEQUENT EVENTS

None.

RESULTS OF OPERATIONS

Results of Operations for Three Months Ending September 30, 2022, Compared to Three Months Ending September 30, 2021

We did not generate any material revenue from July 1, 2022, to September 30, 2022, as was the same for the three-month period in 2021.

For the three months ended September 30, 2022, our general and administrative expenses were $94,343 compared to $79,405 for the same period in 2021. Expenses consisted primarily of compensation at $81,786 and consulting fees of $8,000.  Compensation was $75,819 and consulting $1,200 for the same period in 2021.

Interest Expense for the three months ending September 30, 2022, was $395,135 compared to $395,465 for the same period in 2021. As a result, we have reported a net loss before taxes of ($489,477) for the Three Months ended September 30, 2022, compared to a loss of ($474,866) for the same period last year.

Results of Operations for the Nine Months Ended September 30, 2022, Compared to The Nine Months Ended September 30, 2021

We did not generate any revenue from January 1, 2022, to September 30, 2022, as was the same for the nine-month period in 2021. For the nine months ended September 30, 2022, our general and administrative expenses were $420,877 compared to $241,078 for the same period in 2021. The main expenses for the first 9 months of 2022 were compensation which was $245,359 and consulting $174,577. For the same period in 2021 it was compensation at $229,890. Interest expense for the nine-month period ending September 30, 2022, was $1,173,910 compared to $1,174,870 for the same period ending September 30, 2021.  As a result, we have reported a net loss of ($1,594787) for the nine-month period ended September 30, 2022. Our total net loss from January 1, 2021, through June 30, 2021, was ($1,415,948).

Stock-Based Compensation Costs. There was $0 stock-based compensation recorded during the period ended September 30, 2021.

LIQUIDITY AND CAPITAL RESOURCES

As of September 30, 2022, our current assets are $296,921 made up of prepaid expenses of $90,992, receivables of $137,380, and $68,550 cash on hand. Our current liabilities consist of accounts payable in the amount of $308,323, accrued interest of $ 8,896,432 compensation payable of $ 3,653,311, and notes payable, net of any discount of $656,070. The Note Payable increased by an additional $299,960 to acknowledge funds paid in by others on behalf of the Puebla Consortium that no longer exis.

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

ITEM 4. CONTROLS AND PROCEDURES.

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rules 13a-15(e) and 15d-15(e) promulgated under the Exchange Act. Based on this evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were effective at a reasonable assurance level as of September 30, 2022, the end of the period covered by this report.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

1,619,756 shares of Company securities were in effect sold during the three months ended September 30, 2022. The $110,000 received collectively in April and August 2022 through Convertible Notes was partially used for operating expenses during those periods.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None

ITEM 4. REMOVED AND RESERVED

None.

ITEM 5. OTHER INFORMATION.

Up to the period ended September 30, 2022, the Company worked diligently on its business and maintaining its reporting status with the SEC. However, due to finances, we are forced to file our Annual Report without auditors’ review the company is delinquent in required audited filings with the SEC as determined by the NASD. Because of filing unaudited statements and changes to the over-the-counter bulletin board (“OTCBB”) we were downgraded from the OTC Pinks to the OTC Experts on September 28, 2021. We have started the process of engaging a US accounting firm to prepare all filings and financial statements for the auditors subject to funding. On April 1, 2022, the Company was reinstated to the OTC Pinks and was identified as Current then on September 28, 2022, it was identified as non-compliant and placed on the OTC Experts.

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

TRANSACT ENERGY CORP.

Date: October 12, 2022	By: /s/ Rod Bartlett
Rod Bartlett
President, Chief Executive Officer