Form 10-K
TRANSACT ENERGY CORP
filed 2023-01-13
CIK 1383394

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2022

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________ to _____________

Commission file number 333-139746

TRANSACT ENERGY CORP.

(Exact name of registrant as specified in its charter)

Nevada	98-0515445
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1901 Cornwall Ave Suite 367, Bellingham, WA 98225 United States

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  ☐ Yes  ☒ No

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised ﬁnancial accounting standards provided pursuant to Section 13(a) of the Ex-change Act.  ☐

Indicate by check mark whether the registrant has ﬁled a report on and attestation to its management’s assessment of the eﬀectiveness of its internal control over ﬁnancial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting ﬁrm that prepared or issued its audit report.  ☐

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter. On June 30th, 2022, the aggregate market value of the voting stock of Transact Energy Corp. held by non-affiliates of the registrant was $4,138,352.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date: As of December 31, 2022, we had issued and outstanding 65,617,427 shares common stock, $.001 par value.

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

The Company’s current corporate structure results from the issuance of founding shares equal to nine million four hundred thousand (9,400,000), an initial public offering (IPO) of one million one hundred and two thousand shares (1,102,000) at twenty-five cents ($0.25), the acquisition of a technology asset of two million six hundred thousand shares (2,600,000) and fifty-two million five hundred and fifteen thousand, four-hundred and twenty-seven (52,515,427) shares for operations (including consulting, management and debt settlement).

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

Throughout 2014 TransAct worked to finalize the engineering review and agreements necessary to develop the first ZEWOPtm in Puebla, Mexico. The plant under design is capable of processing 1320 metric tons per day of Municipal Solid Waste (“MSW”) and was estimated to cost approximately three hundred million dollars (updated in 2022 to $400 Million). In late November Fichtner Consulting Engineers reported they believed the ZEWOPtm could process the MSW 100% into useable products without emissions. The Fichtner report provided TransAct the opportunity to submit the Waste Supply Agreement to the Municipality of Puebla, prepare off-take agreements for interested buyers of the ZEWOPtm products and formalize the share purchase agreement with the Puebla Waste Consortium (“PWC”). PWC intended on providing 30% of the capital required to build the ZEWOPtm, while TransAct negotiates third party lenders for the remaining 70% of the cost through debt instruments.

The Company delivered the results of the Fichtner Report to the Puebla City Staff in December of 2014. The cost of the plant was more than originally discussed because it included MSW pre-processing and dewatering component. This affected the required equity and although it was never stated, appears to be cause of PWC hesitation. We also found out subsequently that there was legal wrangling and back-room negotiations between the existing MSW concession holders and the municipal/state government, affecting their ability to sign with us.  After 6 months with no movement forward for the MSW feedstock from the City of Puebla, Management set out in 2015 to secure an alternate source of MSW. The agreement we had with the Puebla Waste Consortium was terminated, however, the sales efforts were all to National/International companies whose interest in our products will not change with a change in location.

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

Raising the money, we need to build the first ZEWOPtm sums up 2022. While continuing to work the financing offered through DGS Management we initiated the steps to create a rule 144-A bond triggered by an offer to purchase the same from a wealth management firm.  This included engaging the law firm Dykema to prepare the bond documents. We continued to raise working capital and maintain relationships in Guadalajara, MX.

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

During the estimated twenty-four to 30 months it will take to get the first two ZEWOPtm underway, we intend on imbedding a team in Europe to secure feedstock and development sites for the next twenty ZEWOPtm. This approach will be continued around the globe, selecting major markets that are politically and economically ready to adopt our approach to sustainable manufacturing using solid waste. Upon receipt of the loan funds required for the predevelopment of the El Salto, ZEWOPtm; our pre-described timeline will start.

With a firm start date and location of the first ZEWOPtm TransAct Energy Mexico can proceed to finalize long-term offtake agreements. We will reengage Fichtner Consulting Engineers to prepare working drawings, that while being approved under permits and permissions will go to tender for a guaranteed procurement and construction contract (EPC).

TransAct intends on establishing the manufacturing of our proprietary reactors in the lower USA. Our facility would supply the demand for both Mexico, South America, Central America, Canada, and the USA.

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

Markets and Customers

All global markets need to adopt a circular-economy strategy, the complete processing of solid waste into useable products/commodities without emissions or landfilling is a start. Countries around the world are adopting standards that will reduce green house gas emissions. They are promoting better use of resources, ultimately seeking freedom from new resource harvesting including foreign petroleum. The TransAct ZEWOPtm provides these markets with an emissions free solution utilizing their solid waste and turning it into products and fuels that can be used in these domestic markets.

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

Our target ZEWOPtm products customer includes airlines, shipping companies, bus companies, trucking companies or fuel retailers requiring direct blend green fuels to meet legislated targets.  The EU 20/20 legislation started on January 1st of 2015, requires a 20% green fuel blend by 2020. This has created customers needing a green fuel that can blend with existing refined fuels. Since 2015, all airplanes or ships landing in the EU require 15% of their fuel to be green. We anticipate these sectors will adopt our fuels in this capacity upon EU certification. Our customers also include friction product manufacturers (brake pads, clutch plates, sanding disks) and wood product manufacturers (plywood, particle board, OSB etc.) that utilize phenol resins in their manufacturing process.  We are targeting manufacturers of biodegradable plastics and pharmaceuticals for our Levoglucosan and tire/rubber manufacturers, lithographers and printers for our high-quality carbon black.   Waxes for the cosmetic industry, paraffin waxes for a variety of other uses including candles, along with high grade lubricating oils are ZEWOPtm products. We produce fertilizers for the agricultural industry, a brick mix for the construction industry, a variety of reclaimed metals, and purified (distilled) water. Acetic acid and furfural are manufactured for industrial chemical manufacturers. We have a diverse mix of products and potential customers.

Employees

As of December 31, 2022, the Company has a combined CEO/CFO.  The Company has identified persons for many of its required portfolios and intends to finalize employee agreements in 2023 assuming full funding. The focus will be on growing the human resource, development, accounting, supply chain, and sales teams first and then filling out the rest as we progress towards operations.

Our global offices covering human resources, accounting, research, and development will be based in Dublin, Ireland and will be staffed accordingly starting in 2023.

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

The market for our products is vast. However, the number of entities that can physically, logistically, and economically purchase large quantities of the commodity in our area of operations are limited. The Company’s primary revenues are projected to originate from carbon black (21%+) and phenol resin (38%+) sales. Currently, the Company has interest from three multi-national corporations for these and other ZEWOPtm products.  Mitigating risk factors with customers will focus on their creditworthiness, a guaranteed long-term contract with no-out, unless we do not perform. We can also build up a multitude of small order customers over time.

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

Any technology that can produce value from waste in a cost-effective manner has a competitive advantage in the complex matrix of sustainable production.  To date, there have been no emission free and cost-effective value from waste technologies to handle the ever-growing waste on our planet. Governments have settled for incineration with scrubbers that remove the pollutants to established levels. The new emission targets being established for waste going forward, limits the competition.

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

Permits, leases, licenses, and approvals are required from a variety of regulatory authorities at various stages of development and operation of industrial projects. There can be no assurance that the various government permits, leases, licenses, and approvals sought will be granted in respect of our activities or, if granted, will not be cancelled, or will be renewed upon expiry. There is no assurance that such permits, leases, licenses, and approvals will not contain terms and provisions which may adversely affect our development and operating activities.

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

Our business is subject to various federal, provincial, state, and local laws and governmental regulations that may be changed from time to time in response to economic or political conditions. TransAct Energy Corp. in each jurisdiction is subject to regulation in respect of the production, sale, and distribution of energy in the form of fuel or electricity.

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

Our future performance may depend on our ability to establish that a particular technology is economically sustainable. Sustainable technology development and operations involve a high degree of risk. The execution of our business plan is generally, dependent upon the existence of economically usable solid waste and the sale of our proposed product matrix. Expansion of the production of products from our technology is not certain and depends on successful production in quantities and containing enough marketable quality economically for future plants.

We have a need for substantial additional financing and will have to significantly delay, curtail, or cease operations if we are unable to secure such financing. The Company requires substantial additional financing to fund the cost of acquiring and developing ZEWOPtm. The Company also requires funds for other operating activities, and to finance the growth of our business, including the construction and commissioning of ZEWOPtm. We may not be able to obtain the needed funds on terms acceptable to us or at all. Further, if additional funds are raised by issuing equity securities, significant dilution to our current shareholders may occur and new investors may get rights that are preferential to current shareholders. Alternatively, we may have to bring in joint venture partners to fund further development work, which would result in reducing our interests in the projects.

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

We may not be able to manage our growth due to the commencement of operations which could negatively impact our operations and financial condition. Significant growth in our operations will place demands on our operational, administrative, and financial resources, and the increased scope of our operations will present challenges to us due to increased management time and resources required and our existing limited staff. Our future performance and profitability will depend in part on our ability to successfully integrate the operational, financial, and administrative functions of our projects and other acquired properties into our operations, to hire additional personnel and to implement necessary enhancements to our management systems to respond to changes in our business. There can be no assurance that we will be successful in these efforts. Our inability to manage the increased scope of operations, to integrate acquired properties, to hire additional personnel or to enhance our management systems could have a material adverse effect on our results of operations.

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

The success of our business relies on retaining our key personnel. We are dependent upon the services of our President and Chief Executive Officer, Roderick C. Bartlett, our Chief Financial Officer, Rod Bartlett, our Director and future COO Joe F. Dickson our Director and future CPO, Christina Kenny, our CR&RO, Doug Scott. The loss of any of their services could have a material adverse effect upon us. As of the date of this report, the Company has negotiated compensation agreements with some of these persons but does not hold key-man insurance on any of them.

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

Industry competition may impede our growth and ability to enter into energy purchase agreements on terms favorable to us, or at all, which would negatively impact our revenue. The manufacturing industry is highly competitive, chemical product industry is highly volatile, and we may not be able to compete successfully or grow our business. We compete in areas of pricing, access, and markets. The industry in many jurisdictions is complex as it is composed of public service districts, cooperatives, and investor-owned waste to value companies. Many of the participants produce and distribute electricity and fuels. Their willingness to purchase products from an independent producer may be based on several factors and not solely on pricing and surety of supply. If we cannot enter into offtake agreements on terms favorable to us, or at all, it would negatively impact our revenue and our decisions regarding development of additional plants.

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

Item 2. Properties.

Our principal mailing address is 1901 Cornwall Ave, Suite 367, Bellingham, WA 98225 United States. Our telephone number is 360-510-0752.

Item 3. Legal Proceedings.

Our Company is not a party to any bankruptcy, receivership, or other legal proceeding.

Item 4. Submission of Matters to a Vote of Security Holders.

None.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities.

The Company first traded on February 24, 2010, on the Over-The-Counter Bulletin Board (the “OTCBB”) under the trading symbol “TEGY”. On September 28, 2021, until April 1st,2022 and then again on September 28, 2022, in compliance with amendments to SEC 15-c211, specifically the requirement to file audited financial statements, the Company was limited to an “Expert Market” status, blocking retail trading. Future trading prices of our common shares will depend on many factors, including, among others, our operating results, and the market for similar securities. As of January 2022, the company is in the process of engaging new accountants and auditors to maintain compliance.

As of December 31st, 2022, there are 103 active shareholders of record holding 52,443,052 restricted shares of the Company’s common stock and 13,174,375 unrestricted shares eligible for trading of which 9,553,143 are considered active shares. The total issued and outstanding is 65,617,427 shares of common stock. The holders of common stock are entitled to one vote for each share held of record on all matters submitted to a vote of stockholders. Holders of the common stock have no pre-emptive rights and no right to convert their common stock into any other securities. There is no redemption or sinking fund provisions applicable to the common stock.

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

Item 6. Selected Financial Data.

Not Applicable.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The root of our business is manufacturing, turning solid waste into an above ground asset, in other words all that wood, oil, aluminium, copper, iron, cotton and other materials harvested from the planet that we use in consumer items and then throw away when we are done with it can be put back into the economy using automation, robotics, AI, IoT combined with sophisticated hardware, chemical and mechanical knowhow. Our business will do this utilizing advanced sources of sustainable energy, so each plant is autonomous and becomes completely emissions free exemplifying sustainable industry. This is a big undertaking for a start up which is what we are even after existing for sixteen years. Our management discussion and analysis will reflect the capital struggle we have had to get to the point we are now.

We initially transitioned to a sustainability focus in 2008, it took us another 5 years to acquire and settle into our manufacturing role which is discussed in our history. The total focus now of TransAct Energy’s business resources over the past 8 years has been bringing a municipal scale (1000 tonnes of municipal solid waste per day or greater) zero-emissions waste optimization plant to market. This involved bringing credibility to the concept and design by engaging third party verification from a globally recognized engineering firms so that the controllers of the waste and financiers of industry would at least give us an audience.

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

To fund our development stage process, we have raised our operating capital through short-term loans and convertible notes as previously discussed and we will have to continue this practice until we raise the next $20 Million. Over the 16 years we have existed we have accumulated a $17 Million deficit; almost half of this can be accounted for in $9.2 Million of interest on less than $676K in what were supposed to be short term loans. The interest associated with these loans was negotiated based on a quick repayment that did not occur. We continue to accrue the interest on its original terms until we can negotiate/repay the same. A large portion of the balance of the deficit can be attributed to compensation whether consultants or employees and will escalate from this point forward as we must enlarge the team as we get closer to completing the required capital raise. Up to this point we have $3.8 Million in compensation outstanding. Of the deficit $3.6 Million has been raised through the company’s common stock over the past twelve years the balance sits as outstanding liabilities primarily the interest and compensation accrual.

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

Plan of Operation

For the 2023 year the Company’s focus is to:

1.)Secure the full development capital under contract. Where upon receipt, we intend to maintain our accounts payable as current, fund day to day corporate costs through to cash-flow, establish our Global Human Resource, Accounting, Research and Development Center in Ireland, including establishing our corporate management team to facilitate items 2 and 3 below.

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

h.Establish reactor manufacturing plant in the USA.

i.El SaltoSite development, construction, and assembly of plant.

3.)Finalize second Mexico ZEWOPtm contracts to launch development in 2024.

4.)Continue with European market entrance towards end of 2024.

Results of Operations.

Period from January 1, 2022, to December 31, 2022

We generated no revenue from January 1, 2022, to December 31, 2022. For the year ended December 31, 2022, our general administrative expenses were $586,198. Currently our general administrative expenses consist primarily of compensation (66%) and consulting (30%).  During 2022 we recorded interest expense of $1,5698,052 primarily because of notes payable. Thus, we have reported a net loss of $2,155,250 for the period ended December 31, 2022. Our total net loss from inception on March 15, 2006, through December 31, 2022, was $16,964,519.

Stock-Based Compensation Costs

Stock-based compensation represents 0% of the Company’s operating expenses for the fiscal year ended December 31, 2022.  The stocks are a part of our annual executive compensation plan, and are issued when earned to obtain, retain and motivate our directors, executives and employees.

Liquidity and Capital Resources

On December 31, 2022, we had total assets of $716,088. Our Current assets are $283,879. Current liabilities on December 31, 2022, totaled $14,051,097 they consisted of accounts payable in the amount of $301,390, accrued interest of $9,291,573, compensation payable in the amount of $3,782,064, notes payable net in the amount of $676,070.

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

Potential Acquisitions

We anticipate acquiring a 19-hectare industrial site in the Greater Guadalajara, Mexico area in 2023. Going forward we may be required to acquire existing waste supply agreements to operate in some cities. We may also elect to acquire some of the technologies we intend on using to further protect the intellectual property of our ZEWOPtm.

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

Contractual Obligations

We have or will have material commitments for the next twelve months that include supporting professionals (including engineers, accountants, lawyers, and auditors) and the management compensation agreements. We will require additional capital to meet our liquidity needs. As a result, our independent directors have expressed substantial doubt about our ability to continue as a going concern. In the past, we have relied on capital contributions from shareholders to supplement operating capital when necessary. We anticipate that we will receive sufficient contributions from shareholders to continue operations for at least the next twelve months. However, there are no agreements or understandings to this effect. We may sell common stock, take loans from officers, directors, or shareholders, or enter into debt financing agreements.

Need for Additional Financing

We estimate our upcoming operating expenses to increase substantially as we transcend from development stage to operating stage and maybe as much as $1,000,000,000.00 this year. We do not have any commitments for capital expenditures however we do anticipate entering commitments to secure acquisitions. We believe we will need additional funds to cover our expenses and acquisitions for the next twelve months. Our need for capital may change dramatically as we pursue our business plan during that period. At present, we have no material understandings, commitments, or agreements with respect to the acquisition of any business venture or capital commitments. Further, we cannot assure that we will be successful in consummating business opportunities on favourable terms, or we will be able to profitably manage any business opportunities. Should we require additional capital, we may seek additional advances from officers, sell common stock or find other forms of debt financing.

Off Balance Sheet Arrangements

As of December 31, 2022, the Company had no off-balance sheet arrangements.

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rules 13a-15(e) and 15d-15(e) promulgated under the Exchange Act and based on the criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were effective at a reasonable assurance level as of December 31, 2022, the end of the period covered by this Report. However, anticipating greater levels of business activity in the near term we expect that we will require a financial controller in order to maintain our disclosure controls and procedures. Steps will be taken to bring on this person in a timely manner.

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

Our management, with the participation of the President, evaluated the effectiveness of the Company’s internal control over financial reporting as of December 31, 2022. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control - Integrated Framework. Based on this evaluation, our management, with the participation of the President, concluded that, as of December 31, 2022, our internal control over financial reporting did not meet the required standard.

This annual report does not include an attestation report of any registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by any registered public accounting firm in non-compliance with rules of the Securities and Exchange Commission that require the Company to provide an audited report in this annual report. An amended audited filing will take place this year.

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

Item 9B. Other Information.

There are no further disclosures. All information that was required to be disclosed in 2022 has been disclosed but not audited.

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

NAME	AGE	POSITION
Roderick C. Bartlett (1)	66	CEO acting CFO and Director Corporate Secretary
Joseph F. Dickson (1) (2)	67	Director
Christina Kenny (1) (2)	46	Director

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

Joseph F. Dickson. Director: Joseph Dickson is currently the CEO of Ducted Wind. Previously he was the Chief Operating Officer of Innovation Fuels, Inc. out of Syracuse, NY leading the company’s bio-diesel plant operation and project development efforts from Sept. 2007 until Dec. 2009. Mr. Dickson was the Director of Entrepreneurship at Syracuse University, Syracuse, NY from Feb. 2006 to Sept. 2007, the COO, Integrated Defense Systems, Inc., Glen Rock, PA from June 2005 to Jan. 2006 and the COO, Drug Risk Solutions, LLC a drug discovery company from June 2000 to June 2005. Mr. Dickson has 40 years of business experience in new ventures, business plan execution, organizational management, and operations. He has a background in high tech product design and development, manufacturing, and sales and marketing to commercial and military markets gained while working at GE and other high-tech companies. He started and successfully financed two companies in the microelectronics and information technology industries. He has an undergraduate degree in chemistry and an MBA.

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

NB: Both Karie Elsasser and Tina Vanderheyden resigned as Directors in May 2022.

Significant Employees Who Are Not Executive Officers

None

Family

There are no family relationships between the members of our board of directors. Janice Bartlett, director of TransAct Energy Global Limited and TransAct UK is a UK attorney and cousin to Rod Bartlett.

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

Item 11. Executive Compensation.

We have a formal compensation agreement with our Chief Executive Officer. We do not currently have a compensation agreement with our BOD and our Advisory Board members, although we intend to do so in the future. All Officers, Directors and Advisory Board members are reimbursed for their expenses related to Company service. Our active officers will receive compensation for the year ended December 31, 2022. The Directors were accrued $8,946 for the full 2022 year. The directors of each subsidiary were accrued $4,777 for active and $ $2,388 for inactive companies for the full 2022 year prorated where applicable.

SUMMARY COMPENSATION TABLE

		Annual Compensation			Long Term Compensation
					Awards		Payouts
Name and Principal Position	Year Ended	Salary ($)	Bonus ($)	Other Annual Compensation ($)	Restricted Stock Awards ($)	Securities Underlying Options/ SARs (#)	LTIP Payouts ($)	All Other Compensation ($)
Roderick Bartlett, CEO, CFO President and Director Director TransAct Energy Global/TransAct Energy Mexico, Puebla ZEWOP1, TransAct Energy UK Ltd, Earthwise Water & Chemical	2022	327,145	0	25,665	0	0	0	0

Janice Bartlett, Director TransAct Energy Global Limited, TransAct Energy UK Ltd, Earthwise Water & Chemical	2022	0	0	9,554	0	0	0	0

Joe Dickson Director	2022	0	0	8,946	0	0	0	0

Karie Elsasser, Director (resigned)	2022	0	0	3,603	0	0	0	0

Christina Kenny, Director	2022	0	0	11,335	0	0	0	0

Tina Vanderheyden, Director (resigned)	2022	0	0	3,315	0	0	0	0

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth as of December 31, 2022, the name and shareholdings of each person known to us that either directly or beneficially holds more than 5% of our 65,617,427 issued and outstanding shares of common stock, $.001 par value. The table also lists the name and shareholdings of each director and of all officers and directors as a group. Except as otherwise indicated, the persons named in the table have sole voting and dispositive power with respect to all shares beneficially owned, subject to community property laws where applicable.

Name & Address	Title of Class	Number of Shares Beneficially Owned	% of Class
Roderick Bartlett (1) Burnaby, BC	Common	21,854,694	33.31%
Janice Bartlett (2) London, England	Common	275,990	0.42%
Jenny Chen Taipei, Taiwan	Common	3,373,331	5.14%
Joe F Dickson (1) New Woodstock, NY	Common	1,201,092	1.83%
Bruce / Linda Hutchon Murryfield UK	Common	3,617,254	5.51%
Christina Kenny(1) Dublin, IR	Common	57,568	0.09%
All directors and executive officers as a group: (5 persons)	Common	23,389,344	35.65%

(1)Officer and/or director.

(2)Director of subsidiary

Item 13. Certain Relationships and Related Transactions, and Director Independence.

We have received funds from our officers and directors to fund the Company’s activities. Currently, we owe Mr Rod Bartlett $3,857 for operating expenses. The Company lent Aqua Terra Power a company wholly owned by one of our previous shareholders, $263,520. Terra Energy, a company owned by one of our previous shareholders lent us $27,500.

Except for the foregoing, we have not been a party to any transaction, proposed transaction or series of transactions in which the amount involved exceeded the lesser of $120,000 or one percent of the average of the Company’s total assets at yearend for the last two completed fiscal years, and in which, to our knowledge, any of our directors, officers, five percent beneficial security holders or any member of the immediate family of the foregoing persons has had or will have a direct or indirect material interest.

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

Item 14. Principal Accounting Fees and Services.

The fees for services billed by auditors to the Company in the last two fiscal years were as follows:

	Twelve months ended on December 31,
	2022	2021
Audit Fees	$0	$0
Audit-Related Fees	$0	$0
Tax Fees	$0	$0
All Other Fees	$0	$0
Total Fees	$0	$0

Audit Fees. There were no fees charged in 2022 as no audit of our financial statements for our annual report on Form 10-K and the review of our quarterly financial statements for our quarterly reports on Form 10-Q that are customary under auditing standards generally accepted in the United States took place. There were no fees charged in 2021 as no professional services were rendered in connection with the audit of our financial statements for our annual report on Form 10-K nor did they do a review of our quarterly financial statements for our quarterly reports on Form 10-Q that are customary under auditing standards generally accepted in the United States.

Audit Committee Pre-Approval Policies and Procedures

The Company does not have an audit committee and is in search of qualified candidates to form such committee. As a result, the Company does not have any pre-approval policies or procedures for audit or non-audit services.

PART IV

Item 15. Exhibits, Financial Statement Schedules.

(a) Index to Financial Statements and Financial Statement Schedules

The following un-audited financial statements are included on the pages indicated:

F-1	Balance Sheets as of December 31, 2022, and 2021
F-2	Statements of Operations for the years ended December 31, 2022, and 2021
F-3	Statements of Stockholders’ Equity (Deficit) for the years ended December 31, 2022, and 2021
F-4	Statements of Cash Flows for the years ended December 31, 2021 and 2020
F-5	Notes to Financial Statements

(b) Exhibits

Exhibit Number	Title	Location
3(i)	Articles of Incorporation	*
3(ii)	Bylaws	*
31.1	Certification of the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Attached
31.2	Certification of the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Attached
32.1	Certification of the Principal Executive Officer pursuant to U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 **	Attached
32.2	Certification of the Principal Financial Officer pursuant to U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 **	Attached

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

TRANSACT ENERGY CORP.

By: /s/ Roderick C. Bartlett	Chief Executive Officer, Corporate Secretary	January 13, 2023
Roderick C. Bartlett

By /s/ Roderick Bartlett	Chief Financial Officer	January 13, 2023
Roderick Bartlett

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By: /s/ Roderick C. Bartlett	Director	January 13, 2023
Roderick C. Bartlett

By: /s/ Joe F Dickson	Director	January 13, 2023
Joe F. Dickson

By: /s/ Christina Kenny	Director	January 13, 2023
Christina Kenny

TRANSACT ENERGY CORP.

[A Development Stage Company]

FINANCIAL STATEMENTS

December 31, 2022

______________

(Unaudited - Prepared by Management)

TRANSACT ENERGY CORP.

(A Development Stage Company)

__________________________

INTERIM BALANCE SHEET

(Unaudited - Prepared by Management)

	December 31, 2022	December 31, 2021
ASSETS
Current
Cash	$55,507	$4,894
Receivable	137,380	108,495
Prepaid Expenses	90,992	294,763
Total Current Assets	283,879	408,152

Capital
Furniture & Equipment	4,383	-
Software	-	-
Total Capital Assets	4,383	-

Other
Incorporation Costs	11,791	11,791
Intellectual Property	416,035	130,520
Total Other Non-current Assets	$427,826	$142,311
	$716,088	$550,463

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current
Accounts payable	301,390	339,011
Accrued interest	9,291,573	7,725,686
Compensation payable	3,782,064	3,462,781
Notes payable - net of discount	676,070	393,110
Total Current Liabilities	14,051,097	11,920,588

Stockholders’ Equity (Deficit)
Preferred stock, $.001 par value, 10,000,000 shares authorized no shares issued and outstanding	-	-
Common Stock, $.001 par value, 100,000,000 shares authorized 65,617,427 shares issued and outstanding	65,617	61,631
Capital in excess of par value	3,563,893	3,377,513
Deficit accumulated during the development stage	(16,964,519)	(14,809,269)

Total Stockholders’ Equity (Deficit)	(13,335,009)	(11,370,125)
	$716,088	$550,463

The accompanying notes are an integral part of these financial statements.

TRANSACT ENERGY CORP.

(A Development Stage Company)

__________________________

INTERIM STATEMENTS OF OPERATIONS

(Unaudited - Prepared by Management)

	Three Months Ended December 31,		For The Year Ended December 31,
	2022	2021	2022		2021

REVENUE	$-	$-		$-	$-

EXPENSES
General and administrative	165,321	143,677		586,198	384,755
Unsuccessful lease purchases	-	-		-	-

Total Expenses	165,321	143,677		586,198	384,755

LOSS BEFORE OTHER INCOME (EXPENSE)	(165,321)	(143,677)		(586,198)	(384,755)

Interest expense	(395,143)	(395,768)		(1,569,052)	(1,570,638)

LOSS FROM OPERATIONS BEFORE INCOME TAXES	(560,464)	(539,445)		(2,155,250)	(1,955,393)

CURRENT TAX EXPENSE	-	-		-	-

DEFERRED TAX EXPENSE	-	-		-	-

NET LOSS	$(560,464)	$(539,445)	$	$(2,155,250)	$(1,955,393)

LOSS PER COMMON SHARE	(0.009)	(0.009)		(0.034)	(0.032)

The accompanying notes are an integral part of these financial statements.

TRANSACT ENERGY CORP.

(A Development Stage Company)

STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIT)

__________________________

FOR THE YEARS ENDED DECEMBER 31, 2022, AND 2021

(Unaudited)

	Preferred stock		Common Stock
	Shares	Amount	Shares	Amount	Capital in Excess of Par Value	Deficit Accumulated During the Development Stage

Balance, December 31, 2020	-	$-	60,728,912	$60,729	$3,331,013	$(12,853,876)

Issuance of 901,995 common shares pursuant to convertible option of a notes payable totaling $42,500 plus interest at values of $0.010, $0.04, $0.05 and $0.04 per share.	-	-	901,995	902	46,501	-
Net loss for the year ended December 31,2021	-	-	-	-	-	(1,955,393)
Balance, December 31, 2021	-	$-	61,630,907	$61,631	$3,377,514	$(14,809,269)

Issuance of 3,840.657 common shares pursuant to convertible option of a notes payable totaling $176,990 plus interest at values of $0.01125, $0.056, $0.034875, $0.0375, $0.04, $0.074 and $0.045 per share.	-	-	3,840,657	3,841	176,315	-
Issuance of 145,863 common shares pursuant to the exercise of warrants of $10,210 earned under the conversion of notes.			145,863	146	10,065
Net loss for the year ended December 31,2022	-	-	-	-	-	(2,155,250)
Balance, December 31, 2022	-	$-	65,617,427	$65,617	$3,563,892	$(16,964,519)

The accompanying notes are an integral part of these financial statements.

TRANSACT ENERGY CORP.

(A Development Stage Company)

__________________________

INTERIM STATEMENTS OF CASH FLOWS

(Unaudited - Prepared by Management)

	For The Year Ended December 31,
	2022	2021
Cash Flow From Operating Activities:
Net loss for the period	$(2,155,250)	$(1,955,393)
Adjustments to reconcile net loss to cash used by operating activities:
Amortization	551	192
Change in assets and liabilities:
Decrease (Increase) in prepaid expenses	203,771	-
Decrease (Increase) in accounts receivable	(28,885)	(2,125)
Increase (decrease) in accounts payable	(37,621)	(7,024)
Increase in compensation payable	319,283	350,385
Increase in accrued interest	1,565,887	1,565,734
Net Cash (used) by Operating Activities	$(132,264)	$(48,231)

Cash Flows From Investing Activities:
Acquisition of Intellectual Property	(285,515)	-
Purchase of furniture & equipment	(4,934)	-
Net Cash (Used) by Investing Activities	$(290,449)	$-

Cash Flow From Financing Activities
Proceeds from common stock issuance	190,366	47,402
Proceeds from notes payable	459,950	47,000
Repayment of notes payable	(176,990)	(42,501)
Net Cash Provided by Financing Activities	$473,326	$51,901

Net Increase (Decrease) in Cash	50,613	3,670
Cash (Bank Indebtedness) at Beginning of Period	4,894	1,223
Cash at End of Period	$55,507	$4,893

Supplemental Disclosures of Cash Flow Information:
Cash paid during the period for:
Interest	$-	$-
Income taxes	$-	$-

Supplemental Schedule of Noncash Investing and Financing Activities:
For the twelve month period ended December 31, 2022 and 2021:
Shares issued on conversion of debt	$3,840,657	$901,995

The accompanying notes are an integral part of these financial statements.

TRANSACT ENERGY CORP.

[A Development Stage Company]

__________________________

NOTES TO FINANCIAL STATEMENTS

(Unaudited - Prepared by Management)

December 31, 2022

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

The Company has no tax positions on December 31, 2022 and 2021 for which the ultimate deductibility is highly certain but for which there is uncertainty about the timing of such deductibility.

The Company recognizes interest accrued related to unrecognized tax benefits in interest expense and penalties in operating expenses. During the years ended December 31, 2022, and 2021, the Company recognized no interest and penalties. The Company had no accruals for interest and penalties at December 31, 2022 and 2021.

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

December 31, 2022

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

NOTE 3 - SOFTWARE

			Net Book Value
	Cost	Accumulated Amortization	December 31, 2022	December 31, 2021

Software	$3,812	$3,812	$ -	$ -

NOTE 4 - NOTES PAYABLE

The $10,000 convertible promissory note payable to a company whose shareholders hold less than 10% in TransAct is unsecured, bears interest at 10% per annum, and was due and payable on March 31, 2010. The payee had the option to convert the entire principal amount on or before April 29, 2009, into common shares of the Company based on a conversion rate of $.00345 per share. No interest was payable if the principal was converted to shares of the Company. The payee did not exercise its conversion option. The note is currently outstanding and in October 2010 the Company issued a check in the amount of $11,876 as payment in full of principal and interest which was returned un-cashed by the payee. On December 31, 2022, accrued interest was $14,190.

The $17,500 promissory note payable to a company whose shareholders hold less than 10% in TransAct is unsecured, bears interest at 10% per annum, and is due on demand. This note is currently in default. On December 31, 2022, accrued interest was $24,084.

The $25,000 and $15,243.90 ($20,000 CAD) promissory notes payable dated April 22, 2011, and March 31, 2011, respectively are unsecured and bear interest at 60% per annum or $2,500 and $1,445 ($2,000 CAD) respectively

TRANSACT ENERGY CORP.

[A Development Stage Company]

__________________________

NOTES TO FINANCIAL STATEMENTS

(Unaudited - Prepared by Management)

December 31, 2022

whichever is greater. The notes are due on demand and may be prepaid in whole or part without penalty. Accrued interest was $282.703 on December 31, 2022.

The $ 3,811 ($5,000 CAD) promissory note payable dated September 12, 2011 is unsecured and bears interest at $361 up to September 16, 2011, and $36 per diem until all principal and interest are repaid. The note is due on demand and may be prepaid in whole or part without penalty. Accrued interest was $152.365 on December 31, 2022.

The $100,000 promissory note payable dated December 31, 2013 is unsecured and is non-interest bearing.

A $22,030 promissory note payable dated February 24, 2011, to a former officer bears interest of $6,000 and was due on March 4, 2011. This note is accruing interest at $360 per day for every day after March 4, 2011, until the note is repaid in full. On December 31, 2022, accrued interest was $1,561,793.

A $46,660 promissory note payable dated April 22, 2011, to a former officer (more than 1 year ago) bears interest at 1% per diem. A beneficial conversion feature of $2,750 was recorded as a discount to the notes with the offset to Additional Paid-in Capital. In May 2011 the holder of the note converted $10,000 of principal into 750,000 shares of common stock and the discount was expensed to interest. The remaining balance of $36,660 is due on demand. On December 31, 2022, accrued interest was $1,575,695.

A $3,000 convertible promissory note payable to a former officer is secured by certain assets and equipment of the Company and bore interest at 8% per annum through the due date of November 2010 and is currently in default and bearing interest at 60%. A beneficial conversion feature of $3,000 has been recorded as a discount to the note with an offset to additional paid-in capital. The discount was fully amortized in 2010. On December 31, 2022, accrued interest was $23,018.

A $9,980 short-term loan dated January 23, 2018, is unsecured and bears fixed interest of $3000, and was due March 5th, 2018. This note is currently in default. Interest at the option of the Lender may be paid in stock at a 75% discount to the market. On December 31, 2022, we had accrued interest of $127,005.

A $4,980 short-term loan dated February 26, 2018, is unsecured and bears fixed interest of $1500, and was due in March 2018. This note is currently in default. Interest at the option of the Lender may be paid in stock at a 75% discount to the market. On December 31, 2022, we accrued had $63,500 in interest.

A $4,980 short-term loan dated May 29, 2018, is unsecured and bears interest of $35.71 per day and was due on June 30, 2018. This note is currently in default. On December 31, 2022, we had accrued $59,983 in interest.

A $60,000 short-term loan dated June 6, 2018, is unsecured and bears interest of $3,000 per day. On December 31, 2022, we had accrued $5,007,000 in interest.

A $3,980 short-term loan dated July 25, 2018, is unsecured and bears interest of $28.49 per day and was due on Aug 31, 2018. This note is currently in default. On December 31, 2022, we had accrued $46,154 in interest.

A $5,000 short-term loan dated January 25, 2019, is unsecured and bears interest of $28.49 per day and was due February 25, 2019. This note is currently in default. On December 31, 2022, we had accrued $51,286 in interest.

A $5,000 short-term loan dated February 28, 2019, is unsecured and bears interest of $28.49 per day and was due March 23, 2019. This note is currently in default. On December 31, 2022, we had accrued $50,071 in interest.

A $10,000 short-term loan dated April 26, 2019, is unsecured and bears interest of 71.4257 per day. This note is currently in default. On December 31, 2022, we had accrued $96,077 in interest.

TRANSACT ENERGY CORP.

[A Development Stage Company]

__________________________

NOTES TO FINANCIAL STATEMENTS

(Unaudited - Prepared by Management)

December 31, 2022

A $5,000 short-term loan dated August 26, 2019, is unsecured and bears interest of 35.7143 per day. This note is currently in default. On December 31, 2022, we had accrued $43,679 in interest.

A $4,995 short-term loan dated November 21, 2019, is unsecured and bears interest of 35.7143 per day on August 26, 2019. This note is currently in default. On December 31,2022, we had accrued $40,571 in interest.

A $4,995 short-term loan dated December 20, 2019, is unsecured and bears interest of 35.7143 per day. On December 31, 2022, we had accrued $39,536 in interest.

A $3,980 short-term loan dated March 20, 2020, is unsecured and bears interest of 28.57144 per day. On December 31, 2022, we had accrued $298,029 in interest.

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

December 31, 2022

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

A $100,000 convertible note dated August 10, 2022, is unsecured and bears interest of 12% per annum. The note is due August 10, 2023, unless converted to common stock. On August 11, 2022, the Note was converted (see Note 6) no interest was accrued.

A $10,000 convertible note dated December 9, 2022, is unsecured and bears interest of 12% per annum. The note is due December 8, 2023, unless converted to common stock. On December 31, 2022, we had accrued $72 in interest

A $10,000 convertible note dated December 9, 2022, is unsecured and bears interest of 12% per annum. The note is due December 8, 2023, unless converted to common stock. On December 31, 2022, we had accrued $72 in interest.

NOTE 5 - NOTES PAYABLE - RELATED PARTIES

There are no notes payable to related parties on December 31, 2022.

Accrued interest and late fees for the notes up to December 31, 2022 and December 31, 2021 was $9,291,573, and $7,725,686 respectively.

NOTE 6 - CAPITAL STOCK

Preferred Stock - The Company has authorized 10,000,000 shares of preferred stock, $.001 par value, with such rights, preferences, and designations and to be issued in such series as determined by the Board of Directors. No shares are issued and outstanding on December 31, 2022.

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

December 31, 2022

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

December 31, 2022

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

December 31, 2022

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

December 31, 2022

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

In December 2022, the Company authorized the issuance of 145,863 common shares pursuant to the exercise of two outstanding warrants of $5,012 and $5,199 at $0.07 per share.

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

The Company has no tax provisions on December 31, 2022, and 2021, for which the ultimate deductibility is highly certain but for which there is uncertainty about the timing of such deductibility.

The Company recognizes interest accrued related to unrecognized tax benefits in interest expense and penalties in operating expenses. During the periods ended December 31, 2022, and 2021, the Company recognized no interest and penalties. The Company had no accruals for interest and penalties on December 31, 2022, and December 31, 2021.

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

TRANSACT ENERGY CORP.

[A Development Stage Company]

__________________________

NOTES TO FINANCIAL STATEMENTS

(Unaudited - Prepared by Management)

December 31, 2022

Net deferred tax assets (liabilities) consist of the following components as of December 31, 2022, and 2021:

	2022	2021
Deferred tax assets:
NOL Carryover	$2,155,250	$1,955,393
Related Party Accrual	-	-
Valuation Allowance	(2,155,250)	(1,955,393)
Net deferred tax asset	$-	$-

The income tax provision differs from the amount of estimated income tax determined by applying the U.S. federal income tax rate to pretax income from continuing operations for the periods ended December 31, 2022, and 2021 due to the following:

	2022	2021
Book Loss (20% statutory rate)	$(431,050)	$(391,079)
Valuation allowance	431,050	391,079
Tax at effective rate	$-	$-

At December 31, 2022, the Company had net operating loss carry forwards of approximately $16,964,519 that may be offset against future taxable income from the year 2022 through 2032. No tax benefit has been reported in the December 31, 2022, or 2021 financial statements since the potential tax benefit is offset by a valuation allowance of the same amount.

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

NOTE 9 - RELATED PARTY TRANSACTIONS

Management Compensation - The Company has accrued executive compensation of $3,028,136 to the CEO and President of the Company from inception to the period ended December 31, 2022 (See Note 11).

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

TRANSACT ENERGY CORP.

[A Development Stage Company]

__________________________

NOTES TO FINANCIAL STATEMENTS

(Unaudited - Prepared by Management)

December 31, 2022

The Company has accrued executive compensation of $226,760 to the Directors of the Company and its subsidiaries to the period ended December 31, 2022 (See Note 10).

NOTE 10 - LOSS PER SHARE

The following data shows the amounts used in computing loss per share for the periods presented:

	Year Ended December 31,
	2022	2021
Loss from operations available to common shareholders (numerator)	$(2,155,250)	$(1,955,393)
Weighted average number of common shares outstanding during the period used in loss per share (denominator)	63,933,424	61,534,529

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

December 31, 2022

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

December 31, 2022

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

Lawyers Engagement - On December 12, 2022, the Company engaged the services of Dykema Gossett PLLC to act as legal counsel in all US matters related to corporate compliance and potential offerings going forward. The Agreement had us pay an initial $20,000 retainer for work specific to the preparation of an SEC Rule 144-A Bond the balance of the fees related to this will be carried by Dykema until the Bond is successfully sold.

NOTE 12 - SUBSEQUENT EVENTS

None